Form 10KSB
period 1995-12-31
BIOCORAL INC
filed 1996-12-26
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15 (d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995       Commission file number 0-23512

                                 BIOCORAL, INC.
           (Name of small business issuer as specified in its charter)

         Delaware                                             33-0601504
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)

c/o Stein Riso Haspel & Jacobs LLP,
 805 Third Avenue, New York, NY                                     10022
  (Address of Principal Executive Offices)                       (Zip Code)

                                 (212) 752-7118
                         (Registrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                          Common Stock. $.001 Par Value

      Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      Issuer's revenues for its most recent fiscal year were $ 1,095,489.

      The aggregate market value of the voting stock held by non-affiliates of the Issuer, as of November 1, 1996, was $30,758,266.

      The Issuer had 5,432,041 shares of common stock outstanding as of November 1, 1996.

             Documents Incorporated by Reference - See Exhibit Index

PART I
Item 1. Description of Business

Background

      BioCoral, Inc., a Delaware corporation (the "Company") is an international biomaterials company that, through its subsidiaries, develops, manufactures and markets bone graft and growth material for orthopedic, oral and maxillofacial applications to a number of countries outside the United States. The Company's chief product, BioCoral, is derived from natural coral using proprietary manufacturing processes. BioCoral has certain characteristics (chemical composition, porosity, etc.) similar to human bone that facilitates its replacement of bone and concomitant bone strengthening. Prior to 1995, the Company derived substantially all its revenue from other unrelated businesses. The Company has written off its investment in one such area, and is under contract to sell certain real property owned by it which had been a prior focus of its business. Through the end of 1995, the Company had not yet realized significant revenues from the sale of its BioCoral products. Its products are not approved for sale in the United States and there can be no assurance such approval will be obtained. The failure to do so could have a material adverse effect upon the Company's ultimate profitability.

      The Company, formerly known as IMMO-Finance Corporation, was incorporated on May 4, 1992 under the name Hermeneutics Corporation. The Company was originally formed for the purpose of either merging with or acquiring an operating company with operating history and assets. The Securities and Exchange Commission has defined and designated these types of companies as "blind pools" and "blank check" companies. From May 1992 through March 1994 the Company was a blank check company with the primary purpose of seeking merger or acquisition candidates. The Company ceased to be a blank check company on March 25, 1994 when it acquired all of the issued and outstanding shares of the capital stock of Cabestan, Inc., a Pennsylvania corporation ("Cabestan"). Cabestan owns two commercial properties located in the Bensenville Industrial Park in the Chicago area. Cabestan's commercial properties currently consist of one building which serves as a bulk warehouse/distribution center and a second building which serves as office space and as a service center. Cabestan has entered into an agreement with a non-affiliated third party to sell all its interest in these properties. See "Properties".

      The Company entered the biomaterials field on August 2, 1995, when it acquired virtually all the outstanding shares of 3H Human Health Hightech Public Company Limited, an Irish corporation ("3H") The principal asset of 3H consists of an exclusive worldwide (except France) license to distribute a bone substitute material manufactured from coral and marketed under the name BioCoral. The license was granted by the owner of the patent rights to BioCoral, Inoteb, S.A., a French corporation ("Inoteb") in which a 51% interest was subsequently acquired by the Company. The license granted by Inoteb is for a period of 15 years plus two additional two year periods, and includes the right to distribute certain other products developed by Inoteb. Potential products include a biological glue utilizing the patients own blood as an ingredient to insure biocompatibility, and an osteoporosis treatment. None of Inoteb's products are presently available in the United States and no FDA approvals thereof have been obtained. The FDA approval process is long and expensive and no assurance can be had of the ultimate granting thereof, or of the Company's ultimate profitability.

      The Company acquired the shares of 3H from Cornington International Inc. and Halford Finance S.A., each a British Virgin Islands corporation and each a client of Societe Financiere du Seujet, a financial services company owned by Riccardo Mortara, the Company's Chairman and a director. 500,000 ordinary shares (out of 500,800 shares outstanding) and all 100,000 outstanding preference shares, of 3H Human Health Hightech Public Company Limited, an Irish corporation ("3H") were acquired in exchange for (a) 800,000 shares of the Company's common stock, valued for purposes of the transaction at $8.00 per share; (b) $1,000,000 in cash, payable in five installments of $200,000 each 60 days, commencing October 2, 1995; and (c) options to purchase 150,000 shares of the Company's common stock for each $1,000,000 in net profit after taxes of 3H in excess of $2,000,000, the aforementioned options to be prorated for each fractional portion of each multiple of $1,000,000 net profit. In connection with such Agreement the Company was granted an option to acquire Inoteb at a price of $15,000,000, which option has been exercised in part. The Company also agreed, in connection with any purchase of Inoteb, to invert all net profits after taxes from BioCoral for five years (up to a maximum of $10,000,000) into Inoteb, and agreed to use its best efforts to raise $15,000,000 for investment into Inoteb at the rate of $5,000,000 per year by each of July 31, 1996, 1997 and 1998. The Company did not raise such amount for Inoteb by July 31, 1996, and there can be no assurance that it will be able to do so in the future. See "Certain Relationships and Related Transactions".

      The Company took further steps to solidify its position within the biomaterials field by agreeing to acquire Inoteb. In October 1995, the Company entered into an agreement (the "Inoteb Agreement") with 10 individuals, all French nationals, pursuant to which the Company agreed to acquire from such individuals an aggregate of 30,150 shares and 7497 convertible bonds (collectively, the "Inoteb Securities") of Inoteb which, among other things, owns certain patent rights to BioCoral's products. The shares and bonds of Inoteb acquired represent 51.53% of the capital share of Inoteb and 86.67% of the convertible bonds thereof. On October 1, 1996, the Company asked for the conversion of all the Inoteb convertible bonds into shares of Inoteb. The conversion will take effect January 1, 1997, at which time the Company will own 57.04% of the outstanding shares of Inoteb. The remaining minority interest in Inoteb is owned by European financial institutions such as Sofinnova S.A. and FCPR Soffinova Capital, both owned by Credit National of Paris; SDR Bretagne, the official governmental development company for the French region of Brittany; Jafco Saint-Honore I and II, owned by Compagnie Financiere Ed. de Rothschild of Paris; Parquest Venture Partnership and Atlas Venture Europe Fund B.V.

      The consideration for the Inoteb Securities was initially to be an aggregate of 1,035,292 shares of the Company's common stock. In addition, the Inoteb Agreement provided for the Company to confirm that (a) the first $10,000,000 of 3H's net profits would be utilized to subscribe for additional Inoteb capital for Inoteb to use for research and development; and (b) it would use its best efforts to raise an aggregate of $15,000,000 on or before July 31, 1998 to be utilized for capitalizing Inoteb. 3H has yet to realize any significant revenues and the Company has not raised any additional funds for Inoteb's capitalization.

      The Agreement was closed in escrow with a French notary in late October 1995 owing to the implications of the agreement for the Inoteb shareholders under French law. The Company completed the acquisition of a 51.53% equity interest in Inoteb on July 23, 1996 when the shares were released from escrow. The number of shares given to the Inoteb shareholders was increased to reflect the share dividend the Company had declared in December 1995.

      Previously, on September 12, 1994, the Company had acquired a 51% interest in the capital stock of Borgonuovo SIM S. A. (the "SIM"), an Italian corporation with principal offices in Milan engaged in the brokerage and investment advisory business. During the year ended December 31, 1995, this investment was written off by the Company in its entirety.

      The Company has another subsidiary, IMMO Finance Distribution Limited, an Irish corporation ("IMMO Distribution"), formed in April 1994. To date its only activity has been a passive investment in PEMP, Inc., a Canadian mutual fund. See "Certain Relationships and Related Transactions."

      The US executive offices of the Company are located in care of its counsel, Stein Riso Haspel & Jacobs LLP, 805 Third Avenue, New York 10022. Its European office is located at 14 Quai du Seujet, 1201 Geneva, Switzerland. The Company is presently seeking appropriate office space in New York City and anticipates that it will require approximately 1000 square feet for such offices.

      BioCoral

      BioCoral is a natural biomaterial produced from natural coral. Certain chemical, physical and structural characteristics of coral are very similar to that of human bone tissue. BioCoral is derived from three particular species of coral which is naturally present in abundance. Like human bone tissue, BioCoral is primarily (more than 97%) comprised of calcium carbonate. Porous and resorbable, BioCoral is prepared in microgranules as well as in engineered shapes according to specific indication. Due to its similarity to bone tissue, BioCoral is resorbed by the body as new bone growth invades the BioCoral. The principal current alternative to BioCoral is the utilization of autologous (from the patient's own body) bone grafts. The use of autologue bone grafts requires the patient to undergo one or more additional surgeries to harvest the bone graft material. This is not always feasible due to the condition of the patient or other contraindications, and must be shaped in a separate procedure to fit the graft area.

      According to Inoteb, over $9,000,000 has been incurred in research and development relating to BioCoral. BioCoral has been used in over 130,000 patients, principally in France and Italy. BioCoral was patented in France in 1979, in the United States in 1982, and in Japan in 1989. Inoteb acquired the patent rights to BioCoral from ANVAR/CNRS, the French National Center for Scientific Research, a French governmental agency. Revenues from these operations have been realized at the Inoteb level and, accordingly, were not part of the Company's 1995 operating data.

Clinical Applications

      BioCoral has been used in various clinical applications. Current uses include the following: (a) orthopedic surgery uses include spinal surgery, tibial (shinbone) osteotomies, hip fractures, trephine (skull) hole replacement, fracture repair and filling of bone cavities; (b) maxillocraniofacial surgery and plastic surgery uses include reconstructive and cosmetic surgery; (c) oral surgery uses include filling of bone defects due to loss of teeth or periodontal disease.

      BioCoral is comprised of a crystalline structure composed almost entirely of calcium carbonate, with trace amounts of fluoride, strontium and magnesium. BioCoral is highly porous, with one gram having a surface area greater than 1 square meter. It is believed that this porosity and the chemical similarity of BioCoral to bone tissue is conducive to new bone growth and resorption by the body. Because BioCoral is resorbed, it can be combined with antimicrobials, anticancer agents or other pharmaceuticals for slow release into bone tissue, resulting in an advantage over autologous bone grafts.

Osteoporosis

      Osteoporosis is a progressive bone disorder in which bone density decreases, combined with increased bone brittleness and porosity, which primarily affects post-menopausal women. Current preventive treatment for osteoporosis includes estrogen drugs. Phase II clinical trials in Europe have demonstrated the efficacy of BioCoral for local osteoporosis treatment in rebuilding bone, particularly in combination with osteodensimatic screening. The Company intends to raise capital to fund Phase III clinical trials, which will be a prerequisite to human use in the United States. There can be no assurance that any such funds will be raised, and the failure to raise such funds could have a material adverse effect upon the Company.

Surgical Glue

      Inoteb has developed an autologous fibrin adhesive glue with autologous growth factors. This surgical glue is prepared using the patient's own blood, in a closed system, eliminating immunological problems and the risk of blood-borne disease transmission such as, for example, HIV. The surgical glue can be used not only with BioCoral but also for the treatment of hemorrhage during surgery and for wound healing in soft tissues. Inoteb is beginning clinical trials in Europe of the surgical glue and expects to have the product ready for marketing in

Europe and elsewhere (but not the US) in 1997. The Company anticipates that the initial clinical applications of the autologous glue will be in connection with facial and reconstructive plastic surgery. Pursuant to its license agreement with Inoteb, 3H has the exclusive right to distribute the surgical glue outside France. The world market segment for the surgical glue is estimated by Inoteb to be in excess of $600 million. No assurance can be made that the Company will ever be able to commercially exploit the surgical glue or, if commercially exploited, that it will be successful.

      On May 21, 1996, 3H entered into a requirements supply contract with Intermedics Orthopedics of Denver, a subsidiary of Sulzer S.A. of Switzerland, a major international medical products manufacturer. Pursuant to the agreement, 3H agreed to supply all of such company's requirements of BioCoral products in connection with Intermedics' proprietary bone growth factor. Intermedics' growth factor, coupled with the Company's products, will be used in connection with orthopedic surgical applications. Intermedics and BioCoral will move forward promptly to begin clinical trials to obtain FDA approval of the products. No assurance can be given as to the dollar value of this agreement, nor can there be any assurance that it will be successful or lead to significant revenues.

Raw Materials and Manufacturing

      The primary raw material used by the Company to manufacture BioCoral is coral. The coral used in the Company's products is presently sourced from New Caledonia, but is also found in abundance in wide areas of the Indian and Pacific Oceans. The Company believes that its existing inventory of coral, together with coral sources immediately available to it, are sufficient to meet its present needs. To date, coral prices have been stable but no assurance can be had that they will not rise. The Company is, however, unaware of any factors which are likely to have a material adverse effect on the Company's ability to obtain coral at a competitive price.

      Manufacturing of BioCoral is done at Inoteb's facility in Saint Gonnery, France. This facility, which covers approximately 350 square meters (3150 square feet), has been ISO 9002 rated since August 1995 and recently passed an ISO audit conducted by AFAQ, the French national quality assurance agency. On October 25, 1996, Inoteb was granted, in addition to the ISO 9002 certification, European Norms 46002 certification for the quality assurance system set up in the manufacturing process of BioCoral. The Company believes this facility is adequate to service the Company's present and immediately anticipated needs.

Competition

      BioCoral. The Company's BioCoral product competes with (i) natural bone obtained from autograft procedures and allograft sources and with (ii) two other synthetic bone products, one marketed in the United States by a company named Interpore, Inc. a publicly-held company with significantly greater resources and distribution capabilities than the Company, and another that was approved by the FDA in May 1993. Autograft and allograft bone have been used for graft material for a much longer period of time than BioCoral and similar materials, and in order to increase its future sales of BioCoral, the Company will have to demonstrate to the medical community the surgical and patient advantages, safety, efficacy, cost effectiveness and clinical results of BioCoral.

      The Company believes that BioCoral provides an attractive alternative to autograft and allograft bone graft materials. In an autograft procedure, bone material is first harvested from another part of the patient's skeleton and then, in a second procedure, grafted to the site of the bone deficit. The harvesting procedure increases operating time and expense, and can lead to complications such as infection, excessive blood loss, chronic pain and deformity. When an autograft is not feasible or desirable, allograft bone, typically obtained from a cadaver, can be used. To maintain mechanical and biological properties, some allograft bone is not sufficiently sterilized to avoid all risks of disease transmission. Therefore, unlike BioCoral, which is a sterile and biocompatible material, allograft bone carries the risks of implant rejection and the transmission of infections agents such as hepatitis and HIV. The use of BioCoral entails none of these risks, and provides clinical results comparable to those of autograft material.

      In May 1993, a second bone graft substitute was approved by the FDA. This product consists of hydroxyapatite-calcium phosphate and bovine collagen, which must be mixed with patients' own bone marrow. The Company believes that this three-part system is more difficult to use due to the mixing process and has inferior mechanical qualities. It also requires refrigeration, has a shorter shelf life and raises the risk of adverse reaction in patients allergic to bovine collagen. This system is marketed by Zimmer, Inc., a subsidiary of Bristol-Myers-Squibb, a competitor with significantly greater resources and distribution capabilities than the Company.

      The Company is not aware of the degree to which either Zimmer or Interpore's products have penetrated the European and Asian markets, but their significant market presence in the United States and their greater resources pose a significant obstacle to the Company's ability to successfully market its products in the United States should it ultimately obtain FDA approval of its products.

      Dental Implant Market. The Company competes with many businesses in the production and distribution of dental implant systems for rehabilitation of partially and totally edentulous patients. These businesses compete primarily on the basis of product performance and price, as well as customer loyalty and service.

      Oral and Maxillofacial Market. BioCoral competes with autograft, allograft and xenograft, as well as non-porous hydroxyapatite products for repair or reconstruction of oral and maxillofacial bone structures. In addition, this product competes with silicone implants for maxillofacial applications. Companies selling competitive products sometimes also sell dental implants, so bundling these products is often a strategy. All of these businesses compete primarily on the basis of product performance and price, as well as on customer loyalty and service. A number of the Company's competitors have substantially greater resources, larger market share and greater research and development capabilities than the Company and may, therefore, be expected to compete aggressively and successfully in the markets for the Company's dental implant products.

      Management believes that the Company's products are superior to its competitors' products. The Company has begun to make arrangements for the commencement of clinical trials for certain of its products with a view toward FDA approval thereof . In the interim, the Company will focus on increasing its European and other sales of its products, streamlining its operations, entering into joint ventures with key strategic partners for distribution of its products, research and development and the like. No assurance can be had that any such arrangements will be reached or that they will be profitable.

Governmental Regulation

      BioCoral has been approved for marketing in more than 15 countries in Europe, Korea, South Africa, Canada and Australia. However, only in France and Italy does BioCoral have a significant market share, 15% and 25%, respectively. Revenues from these sales have been realized at the Inoteb level and thus were not included in the Company's 1995 operating data. BioCoral has been approved for reimbursement by the Tarif Interministeriel des Prestations Sanitaires, the French national health services agency.

      The Company's products are subject to significant government regulation in the United States and other countries. To test clinically, and to produce and mass market products for human diagnostic and therapeutic use, the Company must comply with mandatory procedures and safety standards established by the Food and Drug Administration ("FDA") and comparable state and foreign regulatory agencies. Typically, such standards require that products be approved by the government agency as safe and effective for their intended use before being marketed for human applications. The approval process is expensive and time-consuming, and no assurance can be given that any agency will grant approval of the Company's products or that the length of time the approval process will take will not be extensive. No clinical testing on humans may be undertaken in the United States without first obtaining an Investigational Device Exemption ("IDE") from the FDA.

      There are two principal methods by which FDA approval may be obtained to market regulated products in the United States. One method is to seek FDA approval through a premarket notification filing under Section 510(k) of the Food, Drug and Cosmetics Act. Applicants under the 510(k) procedure must prove that the device for which approval is sought is substantially equivalent to devices on the market before the Medical Device Amendments of 1976 or devices approved after the 510(k) procedure. The review period for a 510(k) application is 90 days from the date of filing the application; if not rejected, within such 90 days, applications are deemed approved.

      The alternative method is to obtain premarket approval ("PMA") from the FDA. Under the PMA procedure, the applicant must obtain an IDE before beginning the substantial clinical testing required to determine the safety, efficacy and potential hazards of the products. The review period under the PMA procedure may last for several years.

      The FDA also imposes requirements on manufacturers and sellers of products under its jurisdiction, such as labelling, manufacturing practices, record keeping and reporting. There can be no assurance that appropriate approvals from the FDA will be obtained for sales of any of the Company's products in the United States. Such failure could have a materially adverse impact upon the Company.

The Regulation D Offering

      The Company conducted an offering of units of its debt and equity securities in accordance with Regulation D promulgated under the Securities Act of 1933 from June 1994 through January 31, 1995 (the "Regulation D Offering") primarily to raise funds needed by the Company to acquire the SIM. In the Regulation D Offering, the Company sought to raise up to $2,500,000 by the sale of up to 50 Units (the "Units") at a price of $50,000 per Unit, each Unit consisting of one $50,000 six month note bearing interest at a rate of 12% per annum (the "Reg D Notes") and 1,250 shares of the Common Stock of the Company, $.001 par value per share (the "Common Stock"). The Company sold an aggregate of
39.5 Units in the Regulation D Offering, with an aggregate of $1,975,000 in proceeds for the Company raised in such offering in consideration for the issuance of $1,975,000 in face amount of the Reg D Notes and 49,375 shares of Common Stock. Baraban Capital Corporation ("BCC"), an investment banking firm and former affiliate of the Company, guaranteed payment of principal and interest on the Reg D Notes. Baraban Securities Incorporated, a broker dealer and former affiliate of the Company ("BSI") acted as the broker dealer with respect to the offering of the Units. In consideration for such activities BSI received a sales commission of 10% on the Units sold and a nonaccountable expense allowance equal to 3% on the Units sold. BSI also received 500 shares of Common Stock of the Company for each Unit sold in the Regulation D Offering, or an aggregate of 19,750 shares of Common Stock. See "Certain Relationships and Related Transactions."

      An aggregate of $1,775,000 in principal amount and $53,250 of accrued but unpaid interest became due and payable on the Reg D Notes on April 4, 1995, and the Company was unable to pay such amounts, and accordingly, defaulted in the repayment of the Reg D Notes. Societe Financiere du Seujet, an affiliate of Riccardo Mortara, the Chief Executive Officer and a director of the Company, agreed to deliver to the holders of the Reg D Notes which have become due and payable, in exchange for the surrender and cancellation of such Reg D Notes, one-half of the principal amount due on such Reg D Notes, all of the accrued and unpaid interest on such Reg D Notes through April 4, 1995 and a new promissory note for one-half of the original principal amount on such Reg D Notes ("New Notes").

      During the period from April 4, 1995 through June 30, 1996, an additional 60% of the principal amount and all accrued interest through June 30, 1996 was paid on the New Notes. By letter, dated June 28, 1996, the Company obtained the consent of most, but not all, of its noteholders, to the extension of the remaining principal balance of the New Notes until December 31, 1996. There remains outstanding on the New Notes the principal amount of $517,500.00 and accrued but unpaid interest of $28,330.00. The Company anticipates repaying the noteholders in 1997. The Company also intends to seek redress against BCC on account of its negligence and malfeasance in connection with the Reg D Offering and otherwise. The Company intends to seek indemnification or contribution from BCC in connection therewith.

Real Estate Operations

      Acquisition of Cabestan. On March 25, 1994 the Company acquired all of the issued and outstanding capital stock of Cabestan. The Company acquired the stock of Cabestan for a cash purchase price of approximately $5,500,000. The Company financed the acquisition through a combination of obtaining a $1,050,000 short term loan and through capital raised in a Regulation S offering to non-US investors, which offering had its initial closing on March 23, 1994 with respect to 630,000 shares of Common Stock with net proceeds to the Company of $4,536,000. The short term loan bore interest at the rate of 5% per annum and was repaid in full by the Company prior to its September 30, 1994 due date out of the proceeds from the Company's Regulation S Offering. The Company raised an aggregate of $7,022,160 in net proceeds to the Company in its Regulation S Offering concluded in December 1994.

      Concurrently with the Company's acquisition of the stock of Cabestan, Cabestan acquired the following assets from Bensenville Industrial Park, L.P. ("BIP") for the following considerations: (i) Building #3 in the Bensenville Industrial Park located adjacent to Chicago's O'Hare Airport ("Building #3") for a purchase price of $3,631,212 in cash and the assumption of an outstanding mortgage obligation on this property of $1,876,878; (ii) a 100% beneficial ownership interest in Building #12 in the Bensenville Industrial Park ("Building #12") for a purchase price of $1,642,790 in cash and the assumption of an outstanding mortgage obligation on this property of $2,999,120 and (iii) a 9.3% limited partnership interest in Bensenville Associates Limited, an Illinois limited partnership ("BAL") (the "Limited Partnership Interest"), for a purchase price of $270,000. Riccardo Mortara, a director and the Chief Executive Officer of the Company is an affiliate of BIP. See "Certain Relationships and Related Transactions". Building #3 is used as a bulk warehouse/distribution center and Building #12 is used for office space and as a service center. BAL, the former owner of the entire Bensenville Industrial Park consisting of 14 buildings in the Chicago/O'Hare Airport area (the "Bensenville Industrial Park"), of which Building #3 and Building #12 were a part, is currently the owner of approximately 12.5 acres of undeveloped land in the Bensenville Industrial Park. Building #3 and Building #12 are collectively referred to herein as the "Bensenville Properties." Cabestan currently owns both Building #3 and Building #12 in fee simple and has entered into a contract to sell same to a non-related third party.

      The opportunity to acquire Cabestan was presented to the Company by Dremer Holding, Ltd. ("Dremer"), through its President, Riccardo Mortara, who is also the Company's Chief Executive Officer and a director. All the services Mr. Mortara rendered to the Company in connection with the acquisition of Cabestan and of the Bensenville Properties were rendered by Mr. Mortara through Dremer. Mr. Mortara is the sole officer, director and shareholder of Dremer. Also as part of the acquisition of Cabestan, Dremer received 1,000 shares of the Series A Preferred Stock of the Company. The Series A Preferred Stock entitled Dremer to elect 60% of the members of the Board of Directors of the Company and effectively afforded Mr. Mortara, after the acquisition of Cabestan, with effective control of the Company. During 1996, all such Series A Preferred Stock was converted, together with a cash infusion into the Company of $1,000,000 , into 1,000,000 shares of the Company's common stock.

Discontinued Operations - The SIM. On May 31, 1994 the Company entered into a non-binding letter of intent (the "Letter of Intent") to acquire a 51% ownership interest in Borgonuovo SIM S.p.A. (the "SIM"), an Italian company with principal offices located in Milan engaged in the brokerage and asset management business. A SIM is the Italian equivalent of a U.S. securities brokerage and investment advisory firm. The purchase price for the 51% interest in the SIM was approximately $2,000,000 (US). Although the Letter of Intent contemplated the purchase of the full 51% interest in the SIM at one time at the Closing (as defined below), the Company acquired an aggregate of 14% of the issued and outstanding capital stock of the SIM, in increments, between the execution of the Letter of Intent and the execution of a definitive purchase agreement, for a pro-rata portion of the approximately $2,000,000 (US) purchase price for the full 51% interest. On September 12, 1994, there was a simultaneous execution and closing (the "Closing") of a Stock Purchase Agreement, by and among the Company, Kialu S.r.l., an Italian company (the "SIM Stockholder") and Alessandro Bassetti, an individual residing in Milan ("Bassetti") (the "Stock Purchase Agreement") with respect to the acquisition by the Company of the additional 37% interest in the SIM for the balance of the $2,000,000 U.S. purchase price, so that on September 12, 1994 the Company became the owner of a 51% interest in the SIM. The Stock Purchase Agreement granted to the SIM Stockholder the right to put the remaining 49% interest in the SIM (which includes the shares owned by Mr. Bassetti's uncle) to the Company from and after the three year anniversary date of the Closing. The put option entitles the SIM Stockholder to put the 49% of the stock of the SIM to the Company at a purchase price of 49% of the net book value of the SIM at the time of the exercise of the put option.

      Owing to disagreements with management of the SIM and the SIM's poor performance, this investment was written off in its entirety during 1995. The Company is presently evaluating its options with respect to proceeding against the SIM Shareholder.

The Regulation S Offering

      The Company conducted an offering of its Common Stock outside of the United States pursuant to Regulation S promulgated under the Securities Act of 1933 from March 1994 through December 1994 (the "Regulation S Offering"). In its Regulation S Offering, the Company sought to raise up to $40,000,000 through the sale of up to 5,000,000 shares of its Common Stock at a price of $8.00 per share. An aggregate of 975,300 shares of Common Stock were sold in the Regulation S Offering raising aggregate net proceeds for the Company of $7,022,160.

      The shares offered in the Regulation S Offering were offered primarily through Societe Financiere Privee, S.A., a financial services company located in, and organized under the laws of, Switzerland. Mr. Mortara, the Company's Chief Executive Officer and a non-U.S. citizen, requested SFP to offer the shares in the Regulation S Offering to certain of its customers. In addition, Mr. Mortara offered the shares in the Regulation S Offering on behalf of the Company directly to persons and entities which are among his personal and business acquaintances. The Company paid a commission on all shares sold in the Regulation S Offering by non-affiliates of the Company of 10% or $0.80 per share sold in the offering. The shares which were offered through Mr. Mortara or his affiliates were sold at a price of $7.20 per share and no commissions were paid to Mr. Mortara or his affiliates with respect to such offers or sales.

      Most of the sales in the Regulation S Offering were made to Societe Financiere Privee, S.A., which purchased such shares as the nominee holder for approximately 166 persons and entities. Mr. Mortara is not an affiliate of Societe Financiere Privee, S.A., but does have a pre-existing long-term business relationship with such entity.

Employees

      The Company currently has no employees other than its officers and directors who devote as much time as they believe necessary to carry out the affairs of the Company. Inoteb currently has 12 employees, all of whom are full time.

Special Note Regarding Forward-Looking Statements

Statements contained herein regarding, among other things, the dates upon which the Company anticipates commencing clinical trials for certain of its products constitute forward-looking statements under the Federal securities laws. Such statements are subject to certain risks and uncertainties that could cause the actual timing of such clinical trials or other events to differ materially from those projected. With respect to such dates, the Company's management has made certain assumptions regarding, among other things, the successful and timely completion of pre-clinical tests, obtaining certain approvals of the clinical trials from the FDA, the availability of adequate clinical supplies, the absence of delays in patient enrollment and the availability of adequate capital resources necessary to complete the clinical trials. The Company's ability to commence clinical trials on the dates anticipated is subject to certain risks. Undue reliance should not be placed on the dates on which the Company anticipates commencing clinical trials. These estimates are based upon the current expectations of Company's management, which may change in the future due to a large number of potential events, including unanticipated future developments.

Item 2. Description of Property.

      On October 15, 1996, Cabestan entered into an agreement with Brooklyn Roads, Ltd., an Ontario corporation ("Buyer") based in Toronto pursuant to which Buyer agreed to acquire the fee interest in all the real property owned by Cabestan in Bensenville, Illinois for an aggregate consideration of $6,800,000. Prior to entering into the Agreement, the Company had obtained an informal valuation of such property at $6,800,000 from an independent major property manager. The consideration is payable in part by the assumption of an existing first mortgage loan on the property in the present principal balance of approximately $4,900,000, and the balance in cash at closing, which is anticipated to occur in late January 1997. Closing under the contract is subject to a variety of conditions and contingencies including environmental and engineering inspections and other due diligence reviews. There was no prior relationship between the Company and Buyer. While there can be no assurance that such sale will be consummated, the following information regarding the properties in Bensenville should be read with the existence of the agreement for their sale in mind.

      Cabestan, Inc. is the owner in fee simple of Building #3 and Building #12 in the Bensenville Industrial Park located adjacent to the Chicago O'Hare Airport. Building #3 and Building #12 are collectively referred to herein as the "Bensenville Properties." In addition, Cabestan is the owner of a 9.3% special limited partnership interest in BAL. BAL, the former owner of the Bensenville Industrial Park, is now the owner of three parcels of undeveloped land including a 5-acre tract called Bensenville #16 and two additional parcels of 4.9 and 2.76 acres (collectively, the "Undeveloped Land"). In the opinion of management of the Company, the Bensenville Properties are adequately covered by insurance.

      The Bensenville Properties comprise an aggregate of 158,791 square feet of office and warehouse space on 10.33 acres, and are part of a 14 building industrial park containing an aggregate of 1,967,698 square feet of rentable space on 125 acres developed by Trammel Crow Company and formerly managed by Trammel Crow MR, Inc. (the "Management Company"). In December 1993, 12 of the 14 buildings in the Bensenville Industrial Park were sold by BAL to a single purchaser, and the remaining two buildings, the Bensenville Properties, were distributed to BIP as a partnership distribution in lieu of cash. BIP ultimately transferred such buildings to Cabestan; The Company had previously entered into a management agreement with Trammel Crow MR, Inc. (the "Management Agreement") to manage the Bensenville Properties. The initial term of the Management Agreement expired on October 5, 1995. Pursuant to the Management Agreement, the Management Company managed, maintained and provided all operational matters with regard to the Bensenville Properties in exchange for a commission of 2.6% of the gross rental receipts actually collected as a management fee. The Company also pays leasing commissions to the Management Company for all existing lease tenants in the amount of 2% of gross receipts per year and 7% in the first year for any new leases entered into.

General Office Space

      In addition to the above, the Company maintains executive offices at 14 Quai du Seujet, Geneva, at the offices of SFS. SFS has provided this office space on a rent-free basis. The Company maintains its US office, on a temporary basis, in care of its US counsel and is actively seeking alternate office space in New York City. The Company anticipates needing approximately 1000 square feet of office space in New York City.

Item 3. Legal Proceedings.

            None.

Item 4. Submission of Matters to a Vote of Security Holders.

      The Company held a special meeting of its shareholders on November 6, 1995 to approve amending the Company's certificate of incorporation to change the Company's name to BioCoral, Inc. Such matter was passed at the special meeting and the Company's certificate of incorporation was amended on December 4, 1995.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      At November 1, 1996 there were 5,032,401 shares of the Company's Common Stock issued and outstanding. A significant portion of the outstanding shares of the Company are subject to resale restrictions and, unless registered under the Securities Act of 1933 (the "Act"), or exempted under another provision of the Act, will be ineligible for sale in the public market. Sales of substantial amounts of the Common Stock of the Company which are presently restricted in the public market could adversely affect prevailing market prices.

      The following table sets forth information regarding the high and low bid and asked price for the Company's common stock as reported by NASDAQ on the Electronic Bulletin Board. Such prices no not necessarily reflect actual transactions and do not include retail mark-up, markdown or commissions. The prices set forth below are per share and thereby reflect the one for three stock dividend declared by the Company in December 1995.


--------------------------------------------------------------------------------
Quarter             High Bid         Low Bid        High Ask        Low Ask
--------------------------------------------------------------------------------
March 31, 1995      no quotes        no quotes      no quotes       no quotes
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
June 30, 1995       no quotes       no quotes       no quotes       no quotes
--------------------------------------------------------------------------------
September 30,            7               3               10               9
1995
--------------------------------------------------------------------------------
December 31,             11              3               10                9
1995
--------------------------------------------------------------------------------

Holders

      As of November 1, 1996 there were approximately 111 holders of record of the shares of the Company's common stock.

Dividends

      The Company has paid no cash dividends on its equity securities to date and does not anticipate the payment of cash dividends on its equity securities in the near future. The Company paid a dividend of one share of its common stock for each three shares owned on December 18, 1995 and has recently declared its intention to pay another stock dividend of one share for each three shares owned as of November 6, 1996.

Item. 6. Management's Discussion and Analysis of Business and Results of
         Operations

      This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as several other parts of this Annual Report on Form 10-K, contain forward-looking statements and information that involve significant risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking statements and information. Factors that may cause such differences may not be foreseeable by the company at this time. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

Results of Operations

      Total revenues for the year ended December 31, 1995 ("FY 1995") were $1,095,489 as opposed to $760,536 for the year ended December 31, 1994 ("FY 1994"). This increase was due principally to an increase in rental revenues during FY 1995. The net loss for FY 1995 was $4,349,611 as opposed to $1,344,535 in FY 1994. This was due to the write down during FY 1995 of the Company's entire interest in the SIM ($1,925,995) and its partial write down ($1,626,186) of its interest in the Cabestan properties. Excluding these non-recurring items, the loss for FY 1995 was $797,430 as compared to $1,127,520 for FY 1994. Since operating expenses were virtually unchanged ($1,892,919 for FY 1995 as opposed to $1,888,056 for FY 1994) this difference was primarily due to the increase in rental revenues. In considering these comparisons, it is important to note that these results arise principally from the operations of the Bensenville properties which the Company is under contract to sell. See "Properties".

Financial Condition, Liquidity and Capital Resources

      The Company's liquidity was helped during FY 1995 by certain sales of common stock, in the net aggregate amount of $2,369,600. During 1995, the Company repaid 80% of the outstanding principal balance of the Reg D Notes, significantly increasing the Company's liquidity. The Company's liquidity was also helped during 1996 by the infusion of an additional $1,000,000 into the Company in connection with the conversion of its Series A Preferred Stock. The Company has, however, significant cash needs on an ongoing basis during the short and medium term, resulting primarily from its obligations on the remaining balance due on the Reg D Notes, a portion of which are currently in default, the Company's obligations to raise funds for Inoteb's research and development and its obligation to use 3H's profits to do so. The Company anticipates receiving net cash proceeds of approximately $1,600,000 from the sale of the Bensenville properties which is anticipated to close in January 1997. If such closing does not take place, the Company will need substantial additional cash. The Company has received indications of interest from certain European financial institutions for substantial investments in the Company but has not yet entered into any agreement therefor. The Company's working capital deficit at the end of FY 1995 amounted to $2,013,221 as opposed to $2,464,830 for FY 1994.

Current Plans of the Company

      The Company intends to focus on the marketing and development of its BioCoral and related products. To obtain approval for the sale of such products in the United States will require a significant expenditure of capital over a long period of time. The Company anticipates realizing revenues from 3H's sales of the BioCoral products in 1997, and will also enable Inoteb to utilize some of the Company's resources to help promote sales of the products. It is hoped that such revenues can also be applied to the costs of obtaining FDA approval for the products. The Company has entered into arrangements with two entities, each of which is significantly better capitalized than the Company, to share certain of such costs; however, there can be no assurance that such approval will be obtained or that the Company will have sufficient funds to obtain such approval, third party participations notwithstanding. If such is the case, the Company will focus on the European market where demand is strong and the Company's market penetration is significant, and will explore other markets as well.

      Specifically, the Company intends to continue to explore a variety of potential applications for its products on a number of different fronts. First, regarding the autologous glue, the Company intends to clinically test the product with a number of well-known plastic surgeons utilizing same in their practices in Europe. The Company anticipates that the initial clinical uses will be in the facial and reconstructive plastic surgery areas. Testing is expected to commence during the first quarter of fiscal 1997, with a view towards beginning commercial development of the product in Europe during the latter part of fiscal 1997. Second, regarding osteoporosis, the Company intends to continue expanding the osteodensimatic screening and surgical implants, the results of which have been highly successful. The Company intends, through the use of a large European-based clinic, to expand the clinical trials on a wider group of patients. It is anticipated that, if clinically proven, this unique combination will substantially alter the current methodology of treatment of osteoporosis. Third, the Company will continue to develop, through its supply contracts with third parties, the potential for use of its product in conjunction with growth factor with a view toward ultimate FDA approval of same for sale in the American market.

Item 7. Financial Statements

Item 8. Changes In and Disagreement with Accountants on Accounting and Financial Disclosure :

None.

        PART III

Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

      The following is certain information with respect to directors, executive officers and key employees of the Company as of November 1, 1996:

      Riccardo Mortara, Age 49, Chairman of the B o a r d , C h i e f Executive Officer and a Director

      Nasser Nassiri, Age 33, Secretary, Treasurer and a Director

      Each of such persons was elected or appointed for a one-year term to serve and hold office until their respective successors are elected or appointed. Effective March 28, 1996, two former directors and officers of the Company, Jehu Hand and Dempsey K. Mork, resigned their respective positions as officers and directors of the Company.

      Riccardo Mortara is the general manager and director of Societe Financiere du Seujet, Geneva, Switzerland, a company that provides portfolio management and financial services to banks, corporations and high-net-worth individuals primarily in Europe. He is also president of Development Bancorp, Ltd., a US publicly-traded investment banking concern. From 1989 to 1991, Mr. Mortara served as the president of a financial services company listed on the Alberta Stock Exchange. Between the years 1984 and 1991, Mr. Mortara was a director of a Geneva private portfolio management company in which he is still a co-owner. Mr. Mortara serves on the boards of five financial services companies. He holds a Masters of Engineering degree from the Polytechnical University of Turin, Italy.

      Nasser Nassiri is and has been for more than the last five years, a private investor, financial advisor to family investment companies and pharmaceutical businesses in the Middle East, and a director of various publicly and privately held companies worldwide. Mr. Nassiri is based in Paris. In addition, Mr. Nassiri serves as Managing Director of Starratt Resources (Clarendon) Ltd., a Canadian corporation, and acts as financial consultant to its parent corporation, Starratt Resources Ltd., a publicly-held Canadian corporation involved in the production of minerals. From 1994 until 1995, Mr. Nassiri was also a director of Central Asia Goldfields, a publicly-held Canadian metals mining company. From 1990 until 1994, Mr. Nassiri was a director of Contact World Paris, a privately-held international electronics company. From 1983 to 1987, Mr. Nassiri was a director of Prak Management, a privately-held Middle East based oil and gas holding company.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock to file with the Securities Exchange Commission initial reports of stock ownership and reports of changes in stock ownership. Due to administrative oversight, Mr. Mortara was late in reporting, during three months, certain changes in beneficial ownership which occurred in 1996. Also due to administrative oversight, Mr. Nassiri was late in reporting his initial statement of beneficial ownership, and one statement of changes in such position.

Item 10. Executive Compensation

      Directors currently do not receive compensation for their duties as directors.

      No compensation has been paid by the Company for the services of its officers and directors to date. Compensation of the Company's management in the future will be determined by the Board of Directors. The Board has, however, agreed to grant each director reimbursement up to $75,000 per annum for expenses actually incurred by them in connection with their service as such. During 1996, the Company reimbursed Mr. Mortara an aggregate of $432,061 for expenses theretofore incurred by him during 1994 and 1995. In addition, there is no prohibition on advances being made by the Company to its officers and directors although no such advances have been made to date. Management is not currently aware of any circumstances under which it would institute a policy of prohibiting advances from being made to its officers and directors. The stockholders of the Company will not have the opportunity to vote on or approve such compensation. There is no maximum dollar amount of compensation that may be paid to management.

      On June 10, 1996, the Company granted to each of Riccardo Mortara and Nasser Nassiri, option for each of them to purchase up to 125,000 shares of the Company's common stock at an exercise price of $7.75 per share. The consideration for the grant of such options was their continued service as directors of the Company. The options are exercisable at any time during the one year period following their grant. The option exercise price was the market price of the shares of the Company's common stock on the date of grant.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth information, as of November 1, 1996, relating to the beneficial ownership of the Company's Common Stock by those persons beneficially holding more than 5% of the Common Stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group. Unless otherwise indicated, the address for each person listed below is in care of the Company.



Name and Address                 Amount and Nature of          Percent of Class
                                 Beneficial Ownership
--------------------------------------------------------------------------------
Societe Financiere du Seujet           1380387  (1)                  25.4
--------------------------------------------------------------------------------
Riccardo Mortara                        825000  (2)                  14.8
--------------------------------------------------------------------------------
Nasser Nassiri                          125000  (3)                   2.2
--------------------------------------------------------------------------------
All Officers/Directors as a             950000                       16.7
Group (2 persons)
--------------------------------------------------------------------------------

(1) This company holds such shares as nominee for ten beneficial owners of such shares.

(2) Excludes 1,380,387 shares owned by Societe Financiere du Seujet, as nominee. Mr. Mortara disclaims any beneficial ownership of any such shares. Includes 125,000 immediately exercisable options. Includes 700,000 shares owned by Ofinco, S.A., a Panamanian corporation owned by Mr. Mortara. ***

(3) Includes 125,000 immediately exercisable options.

      ***As of March 29, 1996, Riccardo Mortara, through Ofinco S.A., the assignee of Dremer, owned 1000 shares of the Company's Series A Preferred Stock representing all such outstanding shares. On March 29, 1996 the Board of Directors of the Company agreed to a proposal by Ofinco to convert all such preferred shares to 1,000,000 common shares, conditioned upon Ofinco infusing an additional $1,000,000 into the Company. Such conversion was effectuated in its entirety during 1996, but only 700,000 of such shares had been issued as of November 1, 1996.

Item 12. Certain Relationships And Related Transactions.

      During 1996, the Company reimbursed Riccardo Mortara, its Chairman and a director, an aggregate of $432,061.00 for expenses theretofore incurred by him in connection with the Company's business. In addition, during 1996, the Company granted stock purchase options to each of Riccardo Mortara and Nasser Nassiri. See Item 10 - Executive Compensation.

      The Company acquired 3H from two entities which are clients of Societe Financiere du Seujet, the financial services company of which Riccardo Mortara, a director of the company and its Chairman, is the owner. Mr. Mortara did not receive any compensation in connection with such acquisition, and Mr. Mortara disclaims any beneficial ownership of either of such entities or of any of the Company's securities owned by such entities.

      Dremer, for services rendered to the Company through Dremer's President, Riccardo Mortara, received 1,000 shares of the Series A Preferred Stock of the Company. Services rendered by Mr. Mortara through Dremer included the negotiation and structuring of the acquisition of the Bensenville Properties by Cabestan, and the negotiation and structuring of the acquisition by the Company of Cabestan. Riccardo Mortara, the Chief Executive Officer and a director of the Company, is the sole officer, director and shareholder of Dremer. During 1996, all such shares of Series A Preferred Stock were converted into shares of common stock. See "Business- Discontinued Operations".

      Cabestan acquired Building #3 from BIP for a purchase price of $3,631,212 in cash and the assumption of an outstanding mortgage obligation on this property of $1,876,878. In addition, Cabestan acquired its beneficial ownership interest in Building #12 from BIP (which interest became a fee simple ownership interest on October 5, 1994), for a purchase price of $1,642,790 in cash and the assumption of an outstanding mortgage obligation on this property of $2,999,120. Finally, Cabestan acquired its 9.3% limited partnership interest in Bensenville Associates Limited, an Illinois limited partnership ("BAL") from BIP for a purchase price of $270,000. BIP originally acquired the Bensenville Properties in December 1993 as part of a liquidating partnership distribution from BAL. BIP held the 9.3% special limited partnership interest in BAL prior to the transfer of this interest to Cabestan on March 25, 1994. Mr. Mortara is an officer and director of the corporate general partner of BIP. Mr. Mortara is also an officer and director of Cabestan.

      During 1995, the Company entered into an oral Administrative Services Agreement with BCC for a term of three years commencing April 1, 1994. Pursuant to the Administrative Services Agreement BCC provided the Company with certain administrative services, including the maintenance of an office at the offices of BCC, the provision of telephone and fax services, and the furnishing of employees of BCC from time to time to perform administrative functions such as filing, record keeping and secretarial services for the Company. As compensation for such services and office space, BCC received $5,000 per month. The compensation payable to BCC under the Administrative Services Agreement was not reached by arms' length negotiations and therefore may be on terms not as favorable to the Company than if such agreement were entered into by the Company. Both these arrangements were terminated in April 1995.

      Also during 1995, the Company and Royalty Management Company ("RMC"), an affiliate of BCC, entered into an oral agreement pursuant to which RMC provided oversight management services with respect to the Bensenville Properties . In consideration for the oversight management services which it provided RMC received $250 per month per building, or a total of $500 per month or $6,000 per year. In addition, RMC received a one-time initial start-up fee for its oversight management services of $6,000. Stuart S. Greenberg, then an officer and director of the Company, was then an officer and director of RMC. Claudine
L. Kalin and John J. Oppelt, then officers of the Company were also then officers of RMC. The fees paid to RMC under this agreement were not reached by arms' length negotiations and therefore, may not have been on terms as favorable to the Company than if such agreement had been entered into with an unaffiliated third party. The arrangement with RMC was terminated in April 1995.

      BSI, a former affiliate of the Company and a SEC-registered broker dealer, served as the broker-dealer with respect to the Company's Regulation D Offering. An aggregate of 39.5 Units were sold in the Regulation D Offering at a price of $50,000 per Unit for aggregate proceeds of $1,975,000. In connection with such offering, BSI received a commission of 10% on all Units sold in the offering plus 3% of the aggregate proceeds of the offering as a non-accountable expense allowance. In addition, BSI received 500 shares of the Common Stock of the Company for each Unit sold, or an aggregate of 19,750 shares of Common Stock. The commissions and other compensation paid to BSI in connection with the Regulation D Offering were not arrived at by arms' length negotiations and therefore may not have been on terms not as favorable to the Company than if such offerings had been conducted by broker dealers unaffiliated with the Company.

      Societe Financiere du Seujet, an affiliate of Riccardo Mortara, agreed to lend the Company up to approximately $1,000,000 in order to enable the Company to pay to holders of the Reg D Notes repayment of a portion of the principal due on such notes, and all of the accrued but unpaid interest on such notes, which notes were not paid when due by the Company. See "Business - The Regulation D Offering."

      BCC guaranteed payment of interest and principal on Reg D Notes issued by the Company in connection with its Regulation D Offering. See "Business-- The Regulation D Offering."

      The Company, through IMMO Distribution, in September 1994 made a passive investment of approximately $600,000 U.S. in PEMP Investment Advisers, Inc. ("PEMP"), a company with offices in Montreal which offers financial and tax planning services to private individuals and entities. For its initial investment in PEMP, IMMO Distribution acquired a PEMP "network" consisting of a randomly chosen group of PEMP clients, and was entitled to receive a percentage of the annual financial management and other fees paid to PEMP by the clients included in IMMO Distribution's "network." The investment in PEMP's network was converted by IMMO Distribution into a loan in December 1994 with a variable rate of interest. This loan was converted into 800,000 shares of the preferred stock of PEMP in June 17, 1995, which preferred shares are entitled to an annual cumulative fixed dividend at the rate of 10% per annum. Although Mr. Mortara has had prior business dealings with PEMP, neither Mr. Mortara, nor any officer or director of the Company, is an affiliate of PEMP.

      There are no arrangements, agreements or understandings between non-management shareholders and the Company's management under which non-management shareholders may directly or indirectly participate in or influence the management of the

Company's affairs. There are no arrangements, agreements or understandings pursuant to which non-management shareholders have agreed to exercise their voting rights to continue to elect the current directors to the Company's Board of Directors.

            PART IV

            Item 13. Exhibits

            (a) See Index to Exhibits. The Exhibits therein listed and attached hereto and the Exhibits therein incorporated by reference are filed as part of this report.

            (b) Reports on Form 8-K. -- Filed December 21, 1995, May 23, 1996 and October 15, 1996.

            SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BIOCORAL, INC.

Date: 12/18/96                                     By: /s/ Riccardo Mortara
--------------                                        ---------------------
                                            Riccardo Mortara , Chairman of the
                                            Board and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                         Title                               Date

s/ Riccardo Mortara
-------------------
Riccardo Mortara                  Chairman of the Board               12/18/96
                                  and a director


s/ Nasser Nassiri
-----------------
Nasser Nassiri                    Treasurer, Secretary and            12/18/96
                                  a director

                         BIOCORAL, INC. AND SUBSIDIARIES

                                    I N D E X

                                                               PAGE
                                                               ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                        F-2

CONSOLIDATED BALANCE SHEETS
  DECEMBER 31, 1995 AND 1994                                    F-3

CONSOLIDATED STATEMENTS OF OPERATIONS
  YEARS ENDED DECEMBER 31, 1995 AND 1994                        F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  YEARS ENDED DECEMBER 31, 1995 AND 1994                        F-5/6

CONSOLIDATED STATEMENTS OF CASH FLOWS
  YEARS ENDED DECEMBER 31, 1995 AND 1994                        F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-8/18



                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and
  Stockholders
BioCoral, Inc.

We have audited the accompanying consolidated balance sheet of BIOCORAL, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of BioCoral, Inc. and Subsidiaries as of and for the year ended December 31, 1994 were audited by other auditors whose report dated April 14, 1995 expressed an unqualified opinion on those statements. As discussed in Note 1, the Company has restated its 1994 consolidated financial statements to account for a segment of its business as a discontinued operation. The prior auditors reported on the 1994 consolidated financial statements before the restatement.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioCoral, Inc. and Subsidiaries as of December 31, 1995, and their results of operations and cash flows for the year then ended, in conformity with generally accounting principles.

                                        /s/ J.H. COHN LLP
                                        -----------------
                                        J.H. COHN LLP

Englewood Cliffs, New Jersey
November 15, 1996

                         BIOCORAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                      ASSETS                              1995         1994
                      ------                           ----------   -----------

Current assets:
   Cash                                                $  633,305   $    99,529
   Prepaid expenses and other current assets               89,314        36,816
                                                       ----------   -----------
         Total current assets                             722,619       136,345

Property and equipment, at estimated net
   realizable value in 1995 and cost in 1994,
   net of accumulated depreciation of $323,632
   and $138,952                                         6,601,379     8,407,645
License fees, net of accumulated amortization
   of $61,906                                           1,423,845
Investment in limited partnership, at equity              174,363       270,000
Investment in nonmarketable securities                    600,000       600,000
Deferred charges, net of accumulated amortiza-
   tion of $90,618                                        172,800       263,418
Net assets of discontinued operations                                 1,925,995
Other assets                                                1,542        54,238
                                                       ----------   -----------

         Totals                                        $9,696,548   $11,657,641
                                                       ==========   ===========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of mortgage payable                 $  107,700   $    98,795
   Notes payable                                          517,500     1,800,000
   Accounts payable and accrued liabilities             2,025,149       642,690
   Payables to related party                               85,491        59,690
                                                       ----------   -----------
         Total current liabilities                      2,735,840     2,601,175

Tenant security deposits                                   50,654        59,508
Mortgage payable, net of current portion                4,766,852     4,874,552
                                                       ----------   -----------
         Total liabilities                              7,553,346     7,535,235
                                                       ----------   -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 1,000,000
      shares authorized; 1,000 shares issued
      and outstanding,                                          1             1
   Common stock, $.001 par value; 20,000,000
      shares authorized; 5,913,316 and 2,067,377
      shares issued and outstanding                         5,913         2,067
   Additional paid-in capital                           9,394,020     7,027,459
   Accumulated deficit                                 (7,256,732)   (2,907,121)
                                                       ----------   -----------
         Total stockholders' equity                     2,143,202     4,122,406
                                                       ----------   -----------

         Totals                                        $9,696,548   $11,657,641
                                                       ==========   ===========


See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                         1995          1994
                                                     -----------   -----------

Revenues:
   Rental revenue                                    $ 1,066,530   $   656,018
   Other income                                           28,959       104,518
                                                     -----------   -----------
         Totals                                        1,095,489       760,536
                                                     -----------   -----------

Operating expenses:
   Interest (including amortization of loan
      fees)                                              901,873       852,278
   Depreciation and amortization of property
      and equipment                                      184,680       138,952
   Professional fees                                     349,886       412,672
   Property taxes                                        125,805        90,896
   Other operating expenses                              330,675       393,258
                                                     -----------   -----------
         Totals                                        1,892,919     1,888,056
                                                     -----------   -----------

Loss before other expenses                              (797,430)   (1,127,520)
                                                     -----------   -----------

Other expenses:
   Write-down of property to estimated net
      realizable value                                 1,626,186
   Cost of terminated acquisitions                                     109,635
                                                     -----------   -----------
         Totals                                        1,626,186       109,635
                                                     -----------   -----------

Loss from continuing operations                       (2,423,616)   (1,237,155)

Discontinued brokerage operations:
   Loss from operations                                               (107,380)
   Loss on disposal                                   (1,925,995)
                                                     -----------

Net loss                                             $(4,349,611)  $(1,344,535)
                                                     ===========   ===========

Loss per common share:
   Loss from continuing operations                   $      (.96)  $      (.70)
   Loss from discontinued operations                        (.77)         (.06)
                                                     -----------   -----------

         Net loss per common share                   $     (1.73)  $      (.76)
                                                     ===========   ===========

Weighted average common shares outstanding             2,517,613     1,771,536
                                                     ===========   ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1994

                        Preferred Stock        Common Stock
                        ---------------        ------------
                        Number                Number            Additional                    Total
                          of                    of               Paid-In     Accumulated   Stockholders'
                        Shares   Amount       Shares    Amount   Capital       Deficit        Equity
                        ------   ------       ------    ------   -------       -------        ------
Balance, January 1,
   1994                                     754,844    $  755    $     491   $    (311)     $     935
Contribution to
   capital                                                              45                         45
Cancellation of
   common shares
   on March 25, 1994                       (533,333)     (534)         534
Preferred shares
   issued for
   services             1,000      $1                                6,012                      6,013
Excess of purchase
   price over his-
   torical cost of
   properties ac-
   quired from com-
   monly controlled
   related party                                                              (1,562,275)   (1,562,275)
Sale of common
   stock through
   Regulation S
   offering, net of
   issuance costs                         1,733,866     1,734    7,020,426                   7,022,160
Issuance of common
   stock in connec-
   tion with Regula-
   tion D debt offer-
   ing                                      112,000       112          (49)                         63
Net loss                                                                      (1,344,535)   (1,344,535)
                        -----      ---    ---------    ------    ----------   -----------   -----------
Balance, December
   31, 1994, as ad-
   justed               1,000       1     2,067,377     2,067    7,027,459    (2,907,121)    4,122,406

                         BIOCORAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1994

                            Preferred Stock           Common Stock
                            ---------------        -----------------
                            Number                    Number                  Additional                          Total
                              of                       of                     Paid-In          Accumulated    Stockholders'
                            Shares    Amount          Shares      Amount      Capital            Deficit         Equity
                            ------    ------          ------      ------      -------          -----------    -------------
Balance, January 1,
   1995, as adjusted        1,000         $1        2,067,377      $2,067       $7,027,459      $(2,907,121)    $4,122,406
Cancellation of com-
   mon shares issued
   in 1994                                            (15,798)        (16)              16
Issuance of common
   stock in connec-
   tion with Regula-
   tion D debt offer-
   ing                                                 12,444          12               (5)                              7
Sales of common
   stock through
   Regulation S
   offering, net of
   issuance costs                                     471,514         472        2,369,128                       2,369,600
Issuance of common
   stock in acquisi-
   tion of subsidiary                               1,422,223       1,422             (622)                            800
Issuance of common
   stock in terminated
   acquisition (can-
   celled in 1996)                                  1,955,556       1,956           (1,956)
Net loss                                                                                         (4,349,611)    (4,349,611)
                            -----         --        ---------      ------       ----------      -----------     ----------

      Totals                1,000         $1        5,913,316      $5,913       $9,394,020      $(7,256,732)    $2,143,202
                            =====         ==        =========      ======       ==========      ===========     ==========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                       1995            1994
                                                    -----------     -----------
Operating activities:
  Net loss                                          $(4,349,611)    $(1,344,535)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                       184,680         138,952
    Amortization of deferred charges                     90,618
    Amortization of financing costs                      62,335           9,739
    Write-down of property                            1,626,186
    Loss from discontinued operations                 1,925,995         (16,348)
    Other                                                 6,398
    Changes in operating assets and liabili -
       ties:
       Prepaid expenses and other current
         assets                                         (52,498)        (89,082)
       Other assets                                      52,267
       Accounts payable and accrued liabilities         292,708         590,854
       Tenant security deposits                          (8,854)         59,508
                                                    -----------     -----------
              Net cash used in operating activi-
                 ties                                  (169,776)       (650,912)
                                                    -----------     -----------
Investing activities:
   Purchase of building and improvements, net
      of cash acquired and mortgage obligation
      assumed                                                        (4,917,818)
   Initial licensing fee payment                       (396,000)
   Distribution from limited partnership                 89,239
   Purchase of nonmarketable securities and
      other investments                                                (870,000)
   Purchase of 51% interest in brokerage
      operations                                                     (2,071,897)
   Advances from related party                           25,801          59,690
   Other                                                 (4,600)         (4,123)
                                                    -----------     -----------
      Net cash used in investing activi-
      ties                                             (285,560)     (7,804,148)
                                                    -----------     -----------
Financing activities:
  Proceeds from sale of common stock                  2,370,407       7,802,400
  Costs associated with sale of common stock                           (780,240)
  Net proceeds from short-term obligations                            2,882,835
  Principal payments on short-term obligations       (1,282,500)     (1,031,000)
  Principal payments on mortgage obligations            (98,795)        (56,743)
  Deferred loan fees                                                   (263,418)
                                                    -----------     -----------
               Net cash provided by financing
                  activities                            989,112       8,553,834
                                                    -----------     -----------

Net increase in cash                                    533,776          98,774
Cash, beginning of year                                  99,529             755
                                                    -----------     -----------

Cash, end of year                                   $   633,305     $    99,529
                                                    ===========     ===========

Supplemental disclosure of cash flow data:
   Interest paid                                    $   580,593     $   383,350
                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Business and summary of accounting policies:

           Business:

            BioCoral, Inc. ("BioCoral") was originally incorporated under the laws of the State of Delaware on May 4, 1992 as Hermeneutics Corporation (it was also formerly named IMMO-Finance Corporation). BioCoral was originally organized to be a "blind pool" or "blank check company" for the purpose of either merging with or acquiring an operating company. BioCoral was a "development stage company" for accounting purposes until March 25, 1994 when it acquired all of the issued and outstanding stock of Cabestan, Inc. ("Cabestan"), which concurrently acquired commercial real estate properties from a commonly controlled related party.

            During 1994, BioCoral also purchased, from a related party, 51% of the outstanding stock of Borgonuovo S.I.M. S.p.A. (the "SIM") which is headquartered in Milan, Italy and operates a brokerage business that is equivalent to the business conducted by brokers and dealers in securities in the United States. The Company effectively discontinued its brokerage operations and abandoned its interest in the SIM as of January 1, 1995. Accordingly, the results of brokerage operations have been shown separately as discontinued operations in the accompanying consolidated statements of operations.

            During 1994, BioCoral also formed IMMO-Finance Distribution Limited ("IMMO Limited"), an Irish corporation, which holds an investment in nonmarketable securities of a related Canadian financial advisory services company (see Notes 2 and 6).

            During 1994, BioCoral filed a registration statement under the Securities Exchange Act of 1934 (the "Exchange Act") and as a result it became a "public company" that is required to file periodic reports with the United States Securities and Exchange Commission.

            During 1995, BioCoral acquired 3H Human Health Hightech Public Limited Company ("3H"), another Irish corporation, which intends to develop biomaterials operations, whereby it will manufacture and market bone substitute materials made from coral and other orthopedic, oral and maxillofacial products (see Note 2). Such products will be marketed outside the United States. During 1995, 3H acquired the worldwide licensing rights, exclusive of the rights in France, for the marketing of certain bone substitute products under the name BioCoral (see Notes 5 and 13). The Company did not generate any significant amount of revenues or expenses from biomaterials operations in 1995.

            BioCoral and its subsidiaries are referred to collectively herein as the "Company."

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Business and summary of accounting policies (continued):

           Business (concluded):

            Riccardo Mortara is the chairman of the Board of Directors and chief executive officer of the Company. As of December 31, 1995, Mr. Mortara controlled 100% of the outstanding shares of preferred stock of the Company which comprised 60% of its voting shares (see Note
            12).

           Capitalization:

            In December 1995 and November 1996, the Board of Directors of the Company declared four for three stock splits on the Company's common stock effected in the form of stock dividends which were paid on December 18, 1995 and December 16, 1996, respectively. All common share and per share amounts have been retroactively restated to reflect the effects of the four for three stock splits.

            On May 4, 1992, the Company issued 711,111 shares of common stock for $500. During 1993, the Company sold 43,733 shares of common stock at $.0056 per share in cash to 28 accredited and 29 nonaccredited persons. These transactions did not involve a public offering or an underwriter and, accordingly, were exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act") pursuant to Section 4(2) thereof. On March 25, 1994, the Company cancelled 533,333 of the 711,111 shares initially issued.

            The Company sold 1,733,866 and 471,514 shares of common stock outside the United States and received net proceeds of $7,022,160 and $2,369,600 in 1994 and 1995, respectively, through an offering that was exempt pursuant to Regulation S of the Securities Act. The Company sold 36 units and 3.5 units in 1994 and 1995, respectively, through an offering that was exempt pursuant to Regulation D of the Securities Act. Each unit consisted of a six month, 12% note (the "Regulation D note") in the principal amount of $50,000 and 2,223 shares of common stock. As a result the Company received net proceeds of $1,800,000 and $175,000 and issued 112,000 and 12,444 shares of common stock in 1994 and 1995, respectively.

            On March 23, 1994, the Company used a portion of such net proceeds and the net proceeds from a short-term renewable loan to purchase common stock from and a 100% interest in Cabestan, which concurrently used the funds it received from the Company to purchase commercial real estate properties from a commonly controlled related party (see Note 2).

            On September 12, 1994, the Company used a portion of the net proceeds from the Regulation S and Regulation D offerings as part of the consideration for the purchase of its 51% interest in the brokerage operations.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Business and summary of accounting policies (continued):

           Basis of presentation:

            As shown in the accompanying consolidated financial statements, the Company incurred significant losses from continuing and discontinued operations in 1995 and 1994. As a result, the Company had a working capital deficiency of $2,013,221 and an accumulated deficit of $7,256,732 at December 31, 1995. The Company will need additional working capital to develop profitable biomaterials operations. In the absence of mitigating circumstances, these matters would raise substantial doubts about the Company's ability to continue as a going concern.

            During 1996, the Company received $1,000,000 in connection with the issuance of 1,333,333 shares of common stock to the Company's principal stockholder and the cancellation of all of the outstanding preferred stock of the Company. In addition, the Company entered into an agreement in 1996 for the sale of its real estate properties consummation of which is subject to various terms and conditions. If the sale is consummated the Company will receive net cash proceeds of approximately $1,600,000. As a result, management believes that the Company will be able to continue to operate through at least December 31, 1996; however, management believes that the Company probably will need to raise additional funds for working capital and other purposes through additional debt or equity financing to sustain and expand its operations thereafter. Management cannot assure that such financing will be available.

           Principles of consolidation:

            The consolidated financial statements include the accounts of BioCoral and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

           Use of estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):

           Cash:

            At December 31, 1995 and 1994, substantially all of the Company's cash was held in foreign banks.

           Property and equipment:

            Property and equipment are generally stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (39 years for commercial properties and three to ten years for equipment). Effective as of September 30, 1995, the carrying value of property and equipment was reduced to estimated net realizable value pursuant to Statement of Financial Accounting Standards No. 121 based on the terms of a 1996 contract for the sale of the property and equipment (see Notes 4 and 13).

           License fees:

            License fees were recorded at cost and are being amortized using the straight-line method over 15 years.

           Deferred charges:

            Deferred charges consist principally of loan fees which are amortized to interest expense using the straight-line method (which does not differ materially from the interest method) over the terms of the related loans.

           Investment in limited partnership:

            The Company accounts for its investment in a limited partnership using the equity method and, accordingly, the investment is carried at cost adjusted for the Company's proportionate share of the partnership's undistributed earnings or losses.

           Advertising:

            The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were not material in 1995 and 1994.

           Income taxes:

            The Company accounts for income tax pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  1 - Business and summary of accounting policies (concluded):

           Net loss per common share:

            Net loss per common share is computed based on the net income or loss applicable to common stock divided by the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding in 1995 was reduced to reflect the cancellation of shares in 1996 attributable to the termination of an agreement to acquire another company (see Note
            13). No stock options or other common stock equivalents were outstanding during 1995 and 1994.

           Reclassifications:

            Certain accounts in the 1994 consolidated financial statements have been reclassified to conform to 1995 presentations.

Note 2 - Acquisitions and newly formed entities:

            Cabestan was formed in February 1994 for the purpose of owning and operating commercial real estate. On March 25, 1994, Cabestan purchased land, two buildings and a 9.3% interest in a limited partnership that owns undeveloped land from Bensenville Industrial Park, L.P ("BIPLP"), a commonly controlled company, for the payment of $5,544,000 in cash and the assumption of a $4,875,998 mortgage note on the acquired buildings. The assumption of the mortgages is a noncash transaction that is not reflected in the 1994 consolidated statement of cash flows. Mr. Mortara, the controlling stockholder of the Company, is an executive officer and sole director of BIPA, Inc., the general partner of BIPLP.

            The acquisition was accounted for as a purchase and, accordingly, the results of operations of Cabestan have been included in the consolidated totals from the date of acquisition. The purchase price of $9,858,237 exceeded BIPLP's historical cost of the properties by $1,562,275 which was, effectively, a distribution to a related party for financial accounting purposes and, therefore, charged directly to stockholders' equity.

            On September 12, 1994, the Company completed the acquisition of 51% of the SIM in a business combination accounted for as a purchase (see Note 1). The purchase price was $2,043,026 which exceeded the fair value of the net assets acquired by $1,281,018. The assets acquired included a cash balance of $1,107,799. The Company discontinued its brokerage operations, abandoned the related assets and recognized a loss on such disposal of $1,925,996 effective as of January 1, 1995 (see Note 15).

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisitions and newly formed entities (concluded):

            During 1996, the Company entered into a contract to sell the land and buildings that Cabestan had acquired from a related party in 1994. The Company recorded a loss of $1,626,186 in 1995 in connection with the sale (see Notes 4 and 13).

            On August 2, 1995, the Company issued 1,422,223 shares of common stock to acquire all of the outstanding common shares of 3H. Prior to the exchange, 3H's only activity was the acquisition of an option issued by Inoteb SA for the purchase of a license that would give 3H the exclusive right to distribute BioCoral outside of France. 3H exercised the option in 1995 (see Note 5). Since neither the shares issued by the Company nor the rights acquired by 3H had an objectively determinable value at the date of the exchange, the Company valued the shares issued and the rights initially acquired on the basis of the par value of the shares issued of $1,422.

Note 3 - Income taxes:

            As of December 31, 1995, the Company had net operating loss carryforwards of approximately $1,432,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through December 31, 2010. Due to changes in the ownership of the Company, the utilization of these loss carryforwards may be subject to substantial annual limitations. The Company also has net operating loss carryforwards available for state income tax purposes.

            Deferred income tax assets attributable to these carryforwards and the related valuation allowance consists of the following:

                                                       1995              1994
                                                    ----------         --------

            Federal                                 $1,237,759         $339,745
            State                                      338,563           25,046
                                                    ----------         --------
               Totals                                1,576,322          364,791
            Less valuation allowance                 1,576,322          364,791
                                                    ----------         --------

               Totals                               $    -             $   -
                                                    ==========         ========

            The Company has offset the deferred tax asset of $1,576,322 attributable to the potential benefits from such net operating loss carryforwards as of December 31, 1995 by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income. There were no other material temporary differences as of that date.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Property and equipment:

          Property and equipment consists of the following:

                                                       1995            1994
                                                    ----------      ----------

             Land                                   $1,373,253      $1,373,253
             Buildings and improvements              7,175,701       7,171,101
             Office equipment                            2,243           2,243
                                                    ----------      ----------
                                                     8,551,197       8,546,597
             Less accumulated depreciation             323,632         138,952
                                                    ----------      ----------
                                                     8,227,565       8,407,645
             Less effect of write-down of
               property and equipment to
                estimated net realizable value       1,626,186
                                                     ---------      ----------

                  Totals                            $6,601,379      $8,407,645
                                                    ==========      ==========

            A significant amount of the Company's activities are in the Chicago area. Accordingly, the Company's tenants and customers are located in the same geographic area, and the Company is at risk with respect to the effects of changes in the economic climate and to fluctuations in the real estate market for that region.

            During 1996, the Company entered into a contract to sell the buildings, equipment and land owned by Cabestan (see Note 13). In connection with the sale, the Company has determined that the carrying value of such assets exceeded their estimated net realizable value. Accordingly, a loss of $1,626,186, which represents the excess of the net carrying value of $8,227,565 over the estimated net realizable value of $6,601,379, was charged to results of operations in 1995.


Note 5 - Licensing fees:

            3H entered into a 15 year licensing agreement in 1995 for the worldwide marketing rights, outside of France, for certain medical products produced by Inoteb SA, a French corporation. The agreement requires 3H to pay aggregate licensing fees of $1,485,751. As of December 31, 1995, the Company had paid $396,000 to Inoteb SA and had included $1,089,751 for the remaining installments in accounts payable (the unpaid installments have been accounted for as a noncash transaction in the 1995 consolidated statement of cash flows). Subsequent to December 31, 1995 and through November 15, 1996, approximately $770,000 had been paid under the contract and $320,000 was to be paid by December 31, 1996.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Investment in nonmarketable securities:

            In September 1994, IMMO Limited invested $600,000 in PEMP, Inc. ("PEMP"). The investment was in the form of a loan at December 31, 1994. It was converted into nonmarketable preferred shares during 1995 which are entitled to an annual cumulative 10% dividend. PEMP is a Canadian financial advisory firm and an affiliate of PEMP Investment Advisors, Inc., a beneficial owner of 9.7% of the Company's common stock.


Note 7 - Leases:

            The Company is the lessor of commercial space with a net carrying value of approximately $6,600,000 at December 31, 1995 under operating leases with terms of up to six years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Income from leases is recognized on a straight-line basis regardless of when payment is due.

            Future minimum rents to be received in each of the years subsequent to December 31, 1995 are as follows:

              Year Ending
              December 31,                                Amount
              ------------                                ------

                    1996                                $  664,356
                    1997                                   433,113
                    1998                                   386,981
                    1999                                   308,664
                                                        ----------

                            Total                       $1,793,114
                                                        ==========

            The above amounts reflect the assumption that all leases which expire during this period will not be renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.


Note 8 - Commitments and contingencies:

            The Company has an agreement with Trammell Crow to manage the two buildings owned by Cabestan. The agreement provides for Trammell Crow to manage, maintain and provide all operational matters with regard to Cabestan's properties. In return, Trammell Crow is compensated with a commission of 2.6% of the gross rental receipts as a management fee. The Company must also pay a leasing commission to Trammell Crow for all existing lease tenants in the amount of 2% of gross receipts per year, and 7% in the first year for any new leases acquired. The Company is required to reimburse Trammell Crow for the ordinary expenditures it incurs in managing the properties.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Short-term borrowings:

            As of December 31, 1994, the outstanding principal balance of the Regulation D notes was $1,800,000. As of April 4, 1995, the Company defaulted with respect to the payment of Regulation D notes with a principal balance of $1,775,000 and accrued but unpaid interest of $53,250 and, accordingly, such notes became due and payable. In August 1995, the Company paid 80% of the principal balance and was able to negotiate an extension of the due date.

            As of December 31, 1995, the outstanding principal balance of the Regulation D notes was $517,500. Because of the defaults and the related circumstances, management of the Company could not determine the fair value of the Regulation D notes as of December 31, 1995. The due date for substantially all of the Regulation D notes has subsequently been extended to December 31, 1996.

Note 10- Long-term debt:

            Long-term debt consists of a mortgage note with a principal balance of $4,874,533 at September 30, 1995, bearing interest at 8.66%, which is payable in monthly installments of $43,802 through April 1999. The mortgage note is secured by buildings with a net carrying value of approximately $6,800,000 at December 31, 1995.

            Principal payment requirements on long-term debt in each of the years subsequent to December 31, 1995 are as follows:

              Year Ending
              December 31,                                 Amount
              ------------                                 ------

                    1996                                 $  107,700
                    1997                                    117,405
                    1998                                    127,985
                    1999                                  4,521,463
                                                         ----------

                       Total                             $4,874,553
                                                         ==========

            Management of the Company believes that the 8.66% interest rate on the mortgage note approximates the interest rate the Company would have paid on an equivalent mortgage loan obtained as of December 31, 1995; accordingly, it also believes that the carrying value approximated the fair value of the mortgage note as of that date.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11- Stock option plan:

            On May 4, 1992, the Company adopted a stock option plan (the "Plan") pursuant to which options to purchase an aggregate of up to 2,000,000 shares of common stock may be issued. There were no outstanding options at December 31, 1995, and no shares were issued under the Plan during 1995 and 1994.

Note 12- Preferred stock:

            The 1,000 shares of nonconvertible, Series A preferred stock outstanding at December 31, 1995 were owned by Dremer Holding, Ltd. which is controlled by Mr. Mortara. Holders of the Series A preferred stock had the right to elect 60% of the members of the Company's Board of Directors. In all other respects, the holder of the shares of the Series A preferred stock had the same rights and preferences as holders of the common stock. The Series A preferred shares were cancelled in 1996 (see Note 13).

Note 13- Subsequent events:

            During May 1996, the 1,000 shares of Series A preferred stock outstanding at December 31, 1995 were cancelled and 1,333,333 shares of common stock were sold to the holder for $1,000,000.

            In connection with the acquisition of the rights to market certain biomedical materials in 1995 (see Note 5), the Company also obtained an option to acquire a controlling interest in the licensor, Inoteb SA, which is a French medical products manufacturer and developer. In July 1996, the Company acquired 51.5% of the common stock of Inoteb SA, and bonds that are convertible into another 4.5% of its common stock, in exchange for 1,840,516 shares of common stock of the Company. The Company has requested the conversion of bonds. The Company also agreed to reinvest after tax profits, if any, up to a specified maximum amount, in the operations of Inoteb SA and use its best efforts to raise additional capital.

            In October 1996, the Company entered into an agreement to sell the real estate owned by Cabestan for approximately $6,800,000 before costs directly related to the sale (see Note 4). The sale is subject to certain conditions and contingencies.

            The Company had issued 1,955,556 common shares in 1995 in connection with a proposed acquisition of a new subsidiary. The acquisition proposal was terminated and the shares were cancelled in 1996.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14- Prior period adjustment:

            The accompanying 1994 consolidated financial statements have been restated to record additional travel expenses incurred by an officer and stockholder of the Company. The effect of the correction of this error was to increase the net loss by $237,634 ($.13 per share).

Note 15- Discontinued operations:

            The assets and liabilities of the brokerage operations that were discontinued effective as of January 1, 1995 consisted of the following at December 31, 1994:

               Cash                                                 $    7,088
               Marketable securities                                 2,495,026
               Accounts receivable and prepaid expenses                365,091
               Loans receivable                                        722,744
               Income tax refund receivable                            332,266
               Related party receivable                                879,607
               Property and equipment                                  371,487
               Goodwill                                              1,271,366
               Other assets                                             27,361
               Accounts payable and accrued liabilities             (3,049,374)
               Other liabilities                                      (316,139)
               Loans payable                                          (476,141)
               Minority interest                                      (704,387)
                                                                    ----------

                  Total                                             $1,925,995
                                                                    ==========

                                      * * *