Form 10QSB
period 1996-03-31
BIOCORAL INC
filed 1997-06-05
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      for the quarterly period ended March 31, 1996

                        OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission file number           0-23512
                                                   -------
                                  BIOCORAL INC.
       -----------------------------------------------------------------
       (Exact name of Small Business Issuer as specified in its charter)

            Delaware                                            33-0601504
-------------------------------                          -----------------------
(State or other jurisdiction of                          (IRS Employer I.D. No.)
incorporation or organization)

    c/o Societe Financiere du Seujet, 14 Quai du Seujet, Geneva, Switzerland
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                011-4122-908-1598
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes |_|      No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of May 31, 1997 was 7,642,684.

Item 1.     Financial Statements.  Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Results of Operations.

            The Company's net loss during the six months ending June 30, 1996 ("Stub 1996"), $22,240 was considerably less than for the six months ending June 30, 1995 ("Stub 1995"), $2,324,344. This was principally due to the one-time write-off in Stub 1995 of the Company's interest in its Italian subsidiary, Borgonuovo SIM, in the amount of $1,925,995. However, the Company's loss before discontinued operations was significantly better in Stub 1996 ($22,240) than in Stub 1995 ($398,349). This was due to a general decrease in almost all categories of operating expenses, in particular a reduction of interest on outstanding loans (the Company made a significant payment of principal and interest on its investor notes during the second quarter of 1995, as further described below). Additionally, there was no depreciation in Stub 1996 because of a write-down of the value of the Company's investment in its Bensenville property during the fourth quarter of 1995.

            Financial Condition, Liquidity and Capital Resources.

            There was significant change in the Company's financial condition as of June 30, 1996 as opposed to December 31, 1995. Current liabilities decreased from $2,735,840 to $1,401,710 while current assets decreased from $722,619 to $554,248. The decrease in current assets was principally due to the paying down of accounts payable. However, cash flows during Stub 1996 were significantly better than in Stub 1995 principally due to sales of stock by the Company and the conversion of certain of the company's preferred shares into common shares which was accompanied by an infusion of cash.

            In February 1997 the Company sold its property in Bensenville, Illinois from which it received net cash proceeds of approximately $1,515,000. Of that sum, approximately $430,000 was escrowed to secure certain minimum rent guarantees made to the purchaser of the property. These proceeds have significantly improved the Company's liquidity. Management believes that these proceeds, together with operating revenues, should be sufficient to fund the Company's operations through the end of 1997.

            As previously disclosed, the Company borrowed approximately $2,000,000 in short term notes in an exempt transaction under Regulation D in 1994. 80% of the principal balance of such notes was paid in April 1995. The Company did not pay the interest on such note nor the remaining principal balance thereof until June 1996, at which time all accrued interest (but no principal) was paid. Payments had not been made to the noteholders due to disputes between the Company and the primary guarantor of the notes. The aggregate amount of principal and interest owed on the notes as of the date of this filing is approximately $600,000. The Company intends to pay the noteholders in full during 1997 and has made arrangements for such payment.

            Current Plans of Registrant.

            On August 2, 1995, the Company acquired 100% of the stock of 3H Human Health High-Tech Public Limited Company, an Irish corporation which has certain world-wide rights (exclusive of France) to certain products of Inoteb, S.A., a French corporation ("Inoteb"). These products relate to the use of coral-based or originated products in human bone regeneration. In addition, in the third quarter of 1996, the Company acquired a controlling interest in the capital stock of Inoteb.

            As a result of these acquisitions, the Company's focus shifted from real estate to involvement in the research, development and marketing of Inoteb's products. This fundamental shift in focus makes discussion of the Company's near, medium and long-term operations extremely difficult. Inoteb has been selling its products, principally within the European Community, for several years, but does not yet have approval for the sale of its products in the United States, a significant market. Management believes that the U.S. market, together with other as-yet-unserviced markets, presents a significant opportunity for the Company's growth. Management is aware of a company in the U.S. which is selling in the U.S. its own coral-based products for use in human bone regeneration; however, Management believes that the Company's products are superior to such competitor's products. The Company has made arrangements for the commencement of clinical trials for certain of its products with a view toward FDA approval thereof. In the interim, the Company will focus on increasing its European and other sales of its products, streamlining its operations, entering in to joint ventures with key strategic partners for distribution of its products, research, development and the like. No assurance can be had that any such arrangements will be reached or that they will be profitable.

            The Company will again consider its eligibility to have its shares listed on the NASDAQ Small Cap Market after its audit for the year ended December 31, 1996 is completed. Even if the Company's stock is so listed, there can be no assurance that a market broader that the one which now exists will develop. The Company does believe that such a listing would add to the liquidity of the Company's shares.

                                   PART II

Item 1. Legal Proceedings. There are no reportable events relating to this Item.

Item 2. Changes in Securities. There are no reportable events relating to this Item.

Item 3. Defaults Upon Senior Securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources".

Item 4. Submission of Matters to a Vote of Security Holders. There are no reportable events relating to this Item.

Item 5. Other Information. There are no reportable events relating to this Item.

Item 6. Exhibits and Reports on Form 8-K.

        A)    Not applicable.

        B)    Current Report on Form 8-K, dated May 23, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                      BIOCORAL, INC.


Date: June 2, 1996                               /s/ Riccardo Mortara
                                                 --------------------------
                                                 Riccardo Mortara, Chairman

                         BIOCORAL, INC. AND SUBSIDIARIES

                               INDEX TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
CONSOLIDATED BALANCE SHEETS
  MARCH 31, 1996 AND DECEMBER 31, 1995                          F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
  THREE MONTHS ENDED MARCH 31, 1996 AND 1995                    F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
  THREE MONTHS ENDED MARCH 31, 1996                             F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS
  THREE MONTHS ENDED MARCH 31, 1996 AND 1995                    F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-6/16

                                      *   *   *

                         BIOCORAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                                          March       December
                      ASSETS                            31, 1996      31, 1995
                      ------                          -----------   -----------
                                                       (Unaudited)    (Note 1)
Current assets:
   Cash                                               $   554,320   $   633,305
   Prepaid expenses and other current assets              128,525        89,314
                                                      -----------   -----------
        Total current assets                              682,845       722,619

Property and equipment, at estimated net
   realizable value, net of accumulated
   depreciation of $323,632                             6,601,379     6,601,379
License fees, net of accumulated amortization
   of $86,670 and $61,906                               1,399,081     1,423,845
Investment in limited partnership, at equity              174,363       174,363
Investment in nonmarketable securities                    600,000       600,000
Deferred charges, net of accumulated
   amortization of $100,577 and $90,618                   162,841       172,800
Other assets                                                1,435         1,542
                                                      -----------   -----------

        Totals                                        $ 9,621,944   $ 9,696,548
                                                      ===========   ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of mortgage payable                $   110,047   $   107,700
   Notes payable                                          517,500       517,500
   Accounts payable and accrued liabilities             1,678,448     2,025,149
   Payables to related party                               51,835        85,491
                                                      -----------   -----------
        Total current liabilities                       2,357,830     2,735,840

Tenant security deposits                                   50,654        50,654
Mortgage payable, net of current portion                4,738,446     4,766,852
                                                      -----------   -----------
        Total liabilities                               7,146,930     7,553,346
                                                      -----------   -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 1,000,000
     shares authorized; 1,000 shares issued
     and outstanding,                                           1             1
   Common stock, $.001 par value; 20,000,000
     shares authorized; 4,412,082 and 5,913,316
     shares issued and outstanding                          4,412         5,913
   Additional paid-in capital                           9,785,521     9,394,020
   Accumulated deficit                                 (7,314,920)   (7,256,732)
                                                      -----------   -----------
         Total stockholders' equity                     2,475,014     2,143,202
                                                      -----------   -----------
         Totals                                       $ 9,621,944   $ 9,696,548
                                                      ===========   ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

                                                        1996            1995
                                                    -----------     -----------

Revenues:
   Rental revenue                                   $   246,250     $   286,381
   Other income                                          40,917           1,294
                                                    -----------     -----------
        Totals                                          287,167         287,675
                                                    -----------     -----------

Operating expenses:
   Interest (including amortization of loan
     fees)                                              133,187         243,028
   Depreciation of property and equipment                                46,019
   Professional fees                                     72,305          97,555
   Property taxes                                        35,514          36,225
   Other operating expenses                             104,349         108,916
                                                    -----------     -----------
        Totals                                          345,355         531,743
                                                    -----------     -----------

Loss before discontinued operations                     (58,188)       (244,068)

Discontinued brokerage operations - loss
   on disposal                                                       (1,925,995)

Net loss                                            $   (58,188)    $(2,170,063)
                                                    ===========     ===========

Loss per common share:
   Loss from continuing operations                  $      (.01)    $      (.12)
   Loss from discontinued operations                                       (.93)
                                                    -----------     -----------

        Net loss per common share                   $      (.01)    $     (1.05)
                                                    ===========     ===========

Weighted average common shares outstanding            4,815,745       2,073,599
                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)



                                   Preferred Stock            Common Stock
                                   ---------------            ------------
                                Number                     Number                 Additional                        Total
                                  of                         of                    Paid-In      Accumulated     Stockholders'
                                Shares       Amount        Shares      Amount      Capital        Deficit          Equity
                             ----------     --------     ---------    --------    ----------    -----------     ------------
Balance, January 1,
   1996                           1,000     $      1     5,913,316    $  5,913    $9,394,020    $(7,256,732)    $2,143,202

Proceeds from sale
   of common stock                                         209,876         210       389,790                       390,000

Cancellation of
   common stock in
   connection with
   terminated acquisition                               (1,711,110)     (1,711)        1,711

Net loss                                                                                            (58,188)       (58,188)
                             ----------     --------     ---------    --------    ----------    -----------     ----------

Balance, March 31,
   1996                           1,000     $      1     4,412,082    $  4,412    $9,785,521    $(7,314,920)    $2,475,014
                             ==========     ========     =========    ========    ==========    ===========     ==========


See Notes to Consolidated Financial Statements.

                            BIOCORAL, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                      (Unaudited)

                                                            1996          1995
                                                      -----------   -----------

Operating activities:
   Net loss                                           $   (58,188)  $(2,170,063)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation of property and equipment                              46,019
     Amortization of other assets                          34,723        46,354
     Loss from discontinued operations                                1,925,995
     Changes in operating assets and liabilities:
        Prepaid expenses and other current assets         (39,211)      (90,829)
        Other assets                                          107        52,374
        Accounts payable and accrued expenses            (346,701)       77,892
                                                      -----------   -----------
          Net cash used in operating activities          (409,270)     (112,258)
                                                      -----------   -----------
Investing activities:
   Distribution from limited partnership                                 84,930
   Advances from related party                            (33,656)       (7,855)
                                                      -----------   -----------
          Net cash provided by (used in)
            investigating activities                      (33,656)       77,075
                                                      -----------   -----------
Financing activities:
   Proceeds from sale of common stock                     390,000             7
   Net proceeds from short-term obligations                             175,000
   Principal payments on mortgage obligations             (26,059)      (23,907)
                                                      -----------   -----------
          Net cash provided by financing
            activities                                    363,941       151,100
                                                      -----------   -----------
Net increase (decrease) in cash                           (78,985)      115,917
Cash, beginning of period                                 633,305        99,529
                                                      -----------   -----------
Cash, end of period                                   $   554,320   $   215,446
                                                      ===========   ===========
Supplemental disclosure of cash flow data:
   Interest paid                                      $   112,896   $   115,065
                                                      ===========   ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies:
              Business:

                BioCoral, Inc. ("BioCoral") was originally incorporated under the laws of the State of Delaware on May 4, 1992 as Hermeneutics Corporation (it was also formerly named IMMO-Finance Corporation). BioCoral was originally organized to be a "blind pool" or "blank check company" for the purpose of either merging with or acquiring an operating company. BioCoral was a "development stage company" for accounting purposes until March 25, 1994 when it acquired all of the issued and outstanding stock of Cabestan, Inc. ("Cabestan"), which concurrently acquired commercial real estate properties from a commonly controlled related party. As further explained below and in Notes 4 and 14, the Company entered into an agreement to sell its real estate properties in October 1996 and consummated the sale in February 1997. The Company wrote down the carrying values of the properties to their estimated net realizable values as of December 31, 1995.

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

                During 1995, BioCoral acquired 3H Human Health Hightech Public Limited Company ("3H"), another Irish corporation, which intends to develop biomaterials operations, whereby it will market bone substitute materials made from coral and other orthopedic, oral and maxillofacial products (see Note 2). Such products will be marketed outside the United States. During 1995, 3H acquired the worldwide licensing rights, exclusive of the rights in France, for the marketing of certain bone substitute products under the name BioCoral (see Notes 5 and 13). 3H has not generated any significant amounts of revenues or expenses from biomaterials operations.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):
             Business (concluded):

                BioCoral and its subsidiaries are referred to collectively herein as the "Company."

                Riccardo Mortara is the chairman of the Board of Directors and chief executive officer of the Company. As of March 31, 1996, Mr. Mortara controlled 100% of the outstanding shares of preferred stock of the Company which comprised 60% of its voting shares (see Note 12).

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

                On May 4, 1992, the Company issued 711,111 shares of common stock for $500. During 1993, the Company sold 43,733 shares of common stock at $.0056 per share in cash to 28 accredited and 29 nonaccredited persons. These transactions did not involve a public offering or an underwriter and, accordingly, were exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act"). On March 25, 1994, the Company canceled 533,333 of the 711,111 shares initially issued.

                The Company sold 1,733,866 and 471,514 shares of common stock outside the United States and received net proceeds of $7,022,160 and $2,369,600 in 1994 and 1995, respectively, through an offering that was exempt pursuant to Regulation S of the Securities Act. The Company sold 36 units and 3.5 units in 1994 and 1995, respectively, through an offering that was exempt pursuant to Regulation D of the Securities Act. Each unit consisted of a six month, 12% note (the "Regulation D note") in the principal amount of $50,000 and 2,223 shares of common stock. As a result, the Company received net proceeds of $1,800,000 and $175,000 and issued 112,000 and 12,444 shares of common stock in 1994 and 1995, respectively.

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):
              Capitalization (concluded):

                On September 12, 1994, the Company used a portion of the net proceeds from the Regulation S and Regulation D offerings as part of the consideration for the purchase of its 51% interest in the brokerage operations.

                In November 1995, the Company agreed to sell 266,667 shares of common stock to an affiliate for total cash consideration of $1,080,000 (or $4.05 per share), of which $460,000 was paid for 113,580 shares in 1995, $390,000 was paid for 96,296 shares in the three months ended March 31, 1996 and $230,000 was paid for 56,791 shares subsequent to March 31, 1996 (the Company recorded the issuance of the 209,876 shares related to the first two installments during the three months ended March 31, 1996).

              Basis of presentation:

                The Company incurred significant losses from continuing and discontinued operations in the first quarter of 1996 and the years ended December 31, 1995 and 1994. As a result, the Company had a working capital deficiency of $1,674,985 and an accumulated deficit of $7,314,920 at March 31, 1996. The Company will need additional working capital to develop profitable biomaterials operations. In the absence of mitigating circumstances, these matters would raise substantial doubts about the Company's ability to continue as a going concern.

                Subsequent to March 31, 1996, the Company received the final installment of $230,000 from the sale of shares to its affiliate described above and $700,000 in connection with the issuance of 933,333 shares of common stock to the Company's principal stockholder and the cancellation of 700 shares of preferred stock (see Notes 12 and 14). The Company also received net unrestricted proceeds of approximately $1,515,000 from the sale of its real estate properties in February 1997 (see Note 14), of which $430,000 was deposited in escrow to secure certain minimum rent guarantees made to the purchaser. As a result, management believes that the Company will be able to continue to operate through at least March 31, 1997; however, management believes that the Company probably will need to raise additional funds for working capital and other purposes through additional debt or equity financing to sustain and expand its operations thereafter. Management cannot assure that such financing will be available.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):
              Basis of presentation (concluded):

                In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 1996, and its results of operations and cash flows for the three months ended March 31, 1996 and 1995. Information included in the consolidated balance sheet as of December 31, 1995 has been derived from the audited balance sheet in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (the "10-KSB") filed with the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

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

              Cash:

                At March 31, 1996 and December 31, 1995, substantially all of the Company's cash was held in foreign banks.

              Property and equipment:

                Property and equipment, substantially all of which is used in the Company's real estate operations, was initially recorded at cost. Depreciation was computed using the straight-line method over the estimated useful lives of the assets (39 years for commercial properties and three to ten years for equipment). Effective as of December 31, 1995, the carrying value of property and equipment was reduced to estimated net realizable value, pursuant to Statement of Financial Accounting Standards No. 121, based on the terms of a 1996 contract for the sale of the property and equipment, and depreciation was discontinued (see Notes 4, 7 and 14).

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

              Investment in limited partnership:

                The Company accounts for its investment in a limited partnership using the equity method and, accordingly, the investment is carried at cost adjusted for the Company's proportionate share of the partnership's undistributed earnings or losses. Such proportionate earnings or losses were not material in the three months ended March 31, 1996 and 1995.

              Advertising:

                The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were not material in the three months ended March 31, 1996 and 1995.

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

              Net loss per common share:

                Net loss per common share is computed based on the net income or loss applicable to common stock divided by the weighted average number of common shares outstanding during each period. No stock options or other common stock equivalents were outstanding during the three months ended March 31, 1996 and 1995.

              Reclassifications:

                Certain accounts in the 1995 consolidated financial statements have been reclassified to conform to 1996 presentations.

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

                On September 12, 1994, the Company completed the acquisition of 51% of the SIM in a business combination accounted for as a purchase (see Note 1). The purchase price was $2,043,026 which exceeded the fair value of the net assets acquired by $1,281,018. The assets acquired included a cash balance of $1,107,799. The Company discontinued its brokerage operations, abandoned the related assets and recognized a loss on such disposal of $1,925,995 effective as of January 1, 1995 (see Note
                15).

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income taxes:

                As of March 31, 1996, the Company had net operating loss carryforwards of approximately $1,490,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through March 31, 2011. Due to changes in the ownership of the Company, the utilization of these loss carryforwards may be subject to substantial annual limitations. The Company also has net operating loss carryforwards available for state income tax purposes.

                Deferred income tax assets attributable to these carryforwards and the related valuation allowance consists of the following at March 31, 1996 and December 31, 1995:

                                                     March            December
                                                    31, 1996          31, 1995

                    Federal                        $1,273,246        $1,237,759
                    State                             348,270           338,563
                                                   ----------        ----------
                      Totals                        1,621,516         1,576,322
                    Less valuation allowance        1,621,516         1,576,322
                                                   ----------        ----------

                      Totals                       $     --          $     --
                                                   ==========        ==========

                The Company has offset the deferred tax asset of $1,621,516 attributable to the potential benefits from such net operating loss carryforwards as of March 31, 1996 by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income. There were no other material temporary differences as of that date.

Note 4 - Property and equipment:

                Property and equipment, substantially all of which is used in the Company's real estate operations, consisted of the following at both March 31, 1996 and December 31, 1995:

                       Land                                           $1,373,253
                       Buildings and improvements                      7,175,701
                       Office equipment                                    2,243
                                                                      ----------
                                                                       8,551,197
                       Less accumulated depreciation                     323,632
                                                                      ----------
                                                                       8,227,565
                       Less effect of write-down of
                         property and equipment to
                         estimated net realizable value                1,626,186
                                                                      ----------
                           Total                                      $6,601,379
                                                                      ==========

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Property and equipment (concluded):

                During 1996, the Company entered into a contract to sell the buildings, equipment and land owned by Cabestan (see Note 14). In connection with the sale, the Company determined that the carrying value of such assets exceeded their estimated net realizable value. Accordingly, a loss of $1,626,186, which represents the excess of the net carrying value of $8,227,565 over the estimated net realizable value of $6,601,379, was charged to results of operations in 1995 and depreciation was discontinued.

Note 5 - Licensing fees:

                3H entered into a 15 year licensing agreement in 1995 for the worldwide marketing rights, outside of France, for certain medical products produced by Inoteb SA, a French corporation. The agreement requires 3H to pay aggregate licensing fees of $1,485,751. As of March 31, 1996, the Company had paid $841,932 to Inoteb SA. The remaining installments of $643,819 were included in accounts payable as of and paid subsequent to March 31, 1996.

Note 6 - Investment in nonmarketable securities:

                In September 1994, IMMO Limited invested $600,000 in PEMP, Inc. ("PEMP"). The investment was in the form of a loan at December 31, 1994. It was converted into nonmarketable preferred shares during 1995 which are entitled to an annual cumulative 10% dividend. PEMP is a Canadian financial advisory firm and an affiliate of PEMP Investment Advisors, Inc., a beneficial owner of shares of the Company's common stock.

Note 7 - Leases:

                The Company was leasing the commercial space in the real estate properties that were subject to the sales contract (see Notes 1, 4 and 14) under operating leases with terms of up to six years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Income from leases is recognized on a straight-line basis regardless of when payment is due.

                Future minimum rents under those leases in each of the years subsequent to March 31, 1996 are as follows:

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Leases (concluded):

                Year Ending
                 March 31,                     Amount
                 ---------                  ----------

                   1997                     $  571,746
                   1998                        418,923
                   1999                        380,762
                   2000                        216,065
                                            ----------

                      Total                 $1,587,496
                                            ==========

Note 8 - Commitments and contingencies:

                The Company had an agreement with Trammell Crow to manage the two buildings owned by Cabestan (see Note 14). The agreement provided for Trammell Crow to manage, maintain and provide all operational matters with regard to Cabestan's properties. In return, Trammell Crow was compensated with a commission of 2.6% of the gross rental receipts as a management fee. The Company also had to pay a leasing commission to Trammell Crow for all existing lease tenants in the amount of 2% of gross receipts per year, and 7% in the first year for any new leases acquired. The Company was required to reimburse Trammell Crow for the ordinary expenditures it incurs in managing the properties.

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

                As of March 31, 1996, the outstanding principal balance of the Regulation D notes was $517,500. The due date for substantially all of the Regulation D notes was subsequently extended to December 31, 1996. Management intends to continue to negotiate for a further extension; however, as of April 30, 1997, the Company had not received an extension and management cannot assure that such negotiations will be successful.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Long-term debt:

                Long-term debt consists of a mortgage note with a principal balance of $4,848,493 at March 31, 1996, bearing interest at 8.66%, which is payable in monthly installments of $43,802 through April 1999. The mortgage note is secured by buildings with a net carrying value of approximately $6,600,000 at March 31, 1996.

                The mortgage was assumed on February 18, 1997 by the purchaser of the buildings (see Note 14).

Note 11 - Stock option plan:

                On May 4, 1992, the Company adopted a stock option plan (the "Plan") pursuant to which options to purchase an aggregate of up to 2,000,000 shares of common stock may be issued. There were no outstanding options at March 31, 1996, and no shares were issued under the Plan through March 31, 1996.

Note 12 - Preferred stock:

                The 1,000 shares of nonconvertible, Series A preferred stock outstanding at March 31, 1996 were owned by Dremer Holding, Ltd. which is controlled by Mr. Mortara. Holders of the Series A preferred stock have the right to elect 60% of the members of the Company's Board of Directors. In all other respects, the holders of the shares of the Series A preferred stock have the same rights and preferences as holders of the common stock. A total of 700 Series A preferred shares were canceled subsequent to March 31, 1996 (see Note 14).

Note 13 - Terminated acquisition:

                The Company had issued 1,955,556 common shares in 1995 in connection with a proposed acquisition of a new subsidiary. The acquisition proposal was terminated and 1,711,110 of the shares were canceled as of March 31, 1996. The remaining shares issued will be canceled as soon as administratively feasible.

Note 14 - Subsequent events:

                Subsequent to March 31, 1996, a total of 700 of the 1,000 shares of Series A preferred stock outstanding at March 31, 1996 were canceled and 933,333 shares of common stock were sold to the holder for $700,000. In addition, the holder agreed to purchase an additional 400,000 shares of common stock for $300,000.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Subsequent events (concluded):

                In connection with the acquisition of the rights to market certain biomedical materials in 1995 (see Note 5), the Company also obtained an option to acquire a controlling interest in the licensor, Inoteb SA, which is a French medical products manufacturer and developer. In July 1996, the Company acquired 51.5% of the common stock of Inoteb SA, and bonds that are convertible into another 4.5% of its common stock, in exchange for 1,840,516 shares of common stock of the Company. The Company has requested the conversion of the bonds. The Company also agreed to reinvest after tax profits, if any, up to a specified maximum amount, in and use its best efforts to raise additional capital for the operations of Inoteb SA.

                In October 1996, the Company entered into an agreement to sell the real estate owned by Cabestan for approximately $6,800,000 before costs directly related to the sale. Such sale was consummated and the mortgage note on the property was repaid on February 18, 1997 (see Notes 1, 4, 7 and 10).

Note 15 - Discontinued brokerage operations:

                The assets and liabilities of the brokerage operations that were discontinued effective as of January 1, 1995 consisted of the following:

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
                                                                 ==========

                                      *   *   *

INSERT #1-1

Note 1 - Unaudited interim financial statements:

                In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 1996, and its results of operations and cash flows for the three months ended March 31, 1996 and 1995. Information included in the consolidated balance sheet as of December 31, 1995 has been derived from the audited balance sheet in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (the "10-KSB") filed with the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.