Form 10QSB
period 1996-06-30
BIOCORAL INC
filed 1997-06-05
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

         for the quarterly period ended June 30, 1996

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                  Commission file number           0-23512
                                        ---------------------------

                                  BIOCORAL INC.
      -------------------------------------------------------------------
       (Exact name of Small Business Issuer as specified in its charter)

            Delaware                                       33-0601504
-----------------------------------          -----------------------------------
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

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

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


                                               BIOCORAL, INC.


Date: June 2, 1996                          /s/ Riccardo Mortara
                                          -----------------------------------
                                          Riccardo Mortara, Chairman

                         BIOCORAL, INC. AND SUBSIDIARIES

                               INDEX TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
CONSOLIDATED BALANCE SHEETS
  JUNE 30, 1996 AND DECEMBER 31, 1995                           F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
  SIX AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995             F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
  SIX MONTHS ENDED JUNE 30, 1996                                F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS
  SIX MONTHS ENDED JUNE 30, 1996 AND 1995                       F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-6/16

                                      * * *

                         BIOCORAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1996 AND DECEMBER 31, 1995

                                                           June       December
                      ASSETS                             30, 1996     31, 1995
                      ------                          ------------   -----------
                                                       (Unaudited)    (Note 1)
Current assets:
   Cash                                               $    326,184   $   633,305
   Prepaid expenses and other current assets               228,064        89,314
                                                      ------------   -----------
        Total current assets                               554,248       722,619

Property and equipment, at estimated net
   realizable value, net of accumulated depreciation
   of $323,632                                           6,601,379     6,601,379
License fees, net of accumulated amortization
   of $111,431 and $61,906                               1,374,319     1,423,845
Investment in limited partnership, at equity               174,363       174,363
Investment in nonmarketable securities                     600,000       600,000
Deferred charges, net of accumulated amortization of
   $110,536 and $90,618                                    152,882       172,800
Other assets                                                 1,542         1,542
                                                      ------------   -----------

        Totals                                        $  9,458,733   $ 9,696,548
                                                      ============   ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Current liabilities:
   Current portion of mortgage payable                $    112,447   $   107,700
   Notes payable                                           517,500       517,500
   Accounts payable and accrued liabilities                719,928     2,025,149
   Payables to related party                                51,835        85,491
                                                      ------------   -----------
        Total current liabilities                        1,401,710     2,735,840

Tenant security deposits                                    56,644        50,654
Mortgage payable, net of current portion                 4,709,417     4,766,852
                                                      ------------   -----------
        Total liabilities                                6,167,771     7,553,346
                                                      ------------   -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 1,000,000
     shares authorized; 450 and 1,000 shares
     issued and outstanding,                                  --               1
   Common stock, $.001 par value; 20,000,000
     shares authorized; 5,202,206 and 5,913,316
     shares issued and outstanding                           5,202         5,913
   Additional paid-in capital                           10,564,732     9,394,020
   Accumulated deficit                                  (7,278,972)   (7,256,732)
                                                      ------------   -----------
        Total stockholders' equity                       3,290,962     2,143,202
                                                      ------------   -----------

        Totals                                        $  9,458,733   $ 9,696,548
                                                      ============   ===========


See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                          Six Months               Three Months
                                        Ended June 30,             Ended June 30,
                                  -------------------------  ------------------------
                                      1996          1995         1996          1995
                                  -----------   -----------   ----------  -----------
Revenues:
   Rental revenue                 $   509,344   $   538,379   $  263,094  $   251,998
   Other income                        66,095         9,084       25,178        7,790
                                  -----------   -----------   ----------  -----------
        Totals                        575,439       547,463      288,272      259,788
                                  -----------   -----------   ----------  -----------

Operating expenses:
   Interest (including
    amortization of loan
    fees)                             257,850       408,821      124,663      165,793
   Depreciation of property
    and equipment                                    74,755                    28,736
   Professional fees                  129,659       186,733       57,354       89,178
   Property taxes                      71,028        74,208       35,514       37,983
   Other operating expenses           139,142       201,295       34,793       92,379
                                  -----------   -----------   ----------  -----------
        Totals                        597,679       945,812      252,324      414,069
                                  -----------   -----------   ----------  -----------

Income (loss) before
   discontinued operations            (22,240)     (398,349)      35,948     (154,281)

Discontinued brokerage
   operations - loss
   on disposal                                   (1,925,995)
                                  -----------   -----------   ----------  -----------

Net income (loss)                 $   (22,240)  $(2,324,344)  $   35,948  $  (154,281)
                                  ===========   ===========   ==========  ===========

Income (loss) per common share:
   Income (loss) from continuing
   operations                     $      --     $      (.18)  $      .01  $      (.07)
   Loss from discontinued
       operations                                      (.89)
                                  -----------   -----------   ----------  -----------
        Net income (loss)
          per common share        $      --     $     (1.07)  $      .01  $      (.07)
                                  ===========   ===========   ==========  ===========

Weighted average
   common shares outstanding        4,725,649     2,171,230    4,635,553    2,268,862
                                  ===========   ===========   ==========  ===========


See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)

                             Preferred Stock          Common Stock
                           ---------------------   -------------------
                             Number                 Number               Additional                    Total
                               of                     of                  Paid-In    Accumulated   Stockholders'
                             Shares      Amount     Shares     Amount     Capital      Deficit         Equity
                           ----------   --------   ---------  --------  -----------  -----------     ----------
Balance, January 1,
   1996                         1,000   $      1   5,913,316  $  5,913  $ 9,394,020  $(7,256,732)    $2,143,202

Proceeds from sale
   of common stock                                   266,667       267      619,733                     620,000

Cancellation of
   preferred stock
   in connection
   with sale of
   common stock                  (550)        (1)    733,333       733      549,268                     550,000

Cancellation of
   common stock in
   connection with
   terminated acquisition                         (1,711,110)   (1,711)       1,711

Net loss                                                                                 (22,240)       (22,240)
                           ----------   --------   ---------  --------  -----------  -----------     ----------

Balance, June 30,
   1996                           450   $   --     5,202,206  $  5,202  $10,564,732  $(7,278,972)    $3,290,962
                           ==========   ========   =========  ========  ===========  ===========     ==========


See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                         1996          1995
                                                     -----------   -----------

Operating activities:
   Net loss                                          $   (22,240)  $(2,324,344)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation of property and equipment                             74,755
     Amortization of other assets                         69,444        31,817
     Deferred professional fees                                         52,045
     Loss from discontinued operations                 1,925,995
     Changes in operating assets and liabilities:
        Prepaid expenses and other current
          assets                                        (138,750)      (25,749)
        Other assets                                                    (8,700)
        Accounts payable and accrued expenses         (1,305,221)       87,336
        Tenant security deposits                           5,990
                                                     -----------   -----------
            Net cash used in operating activities     (1,390,777)     (186,845)

Investing activities:
   Distribution from limited partnership                                89,239
   Advances from related party                           (33,656)      (59,690)
                                                     -----------   -----------
            Net cash provided by (used in)
              investing activities                       (33,656)       29,549
                                                     -----------   -----------

Financing activities:
   Proceeds from sales of common stock                 1,170,000     1,532,000
   Principal payments on short-term obligations                     (1,213,165)
   Principal payments on mortgage obligations            (52,688)      (56,592)
                                                     -----------   -----------
          Net cash provided by financing activities    1,117,312       262,243

Net increase (decrease) in cash                         (307,121)      104,947
Cash, beginning of period                                633,305        99,529
                                                     -----------   -----------

Cash, end of period                                  $   326,184   $   204,476
                                                     ===========   ===========


Supplemental disclosure of cash flow data:
   Interest paid                                     $   222,407   $   229,606
                                                     ===========   ===========


See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies:
              Business:
               BioCoral, Inc. ("BioCoral") was originally incorporated under the laws of the State of Delaware on May 4, 1992 as Hermeneutics Corporation (it was also formerly named IMMO- Finance Corporation). BioCoral was originally organized to be a "blind pool" or "blank check company" for the purpose of either merging with or acquiring an operating company. BioCoral was a "development stage company" for accounting purposes until March 25, 1994 when it acquired all of the issued and outstanding stock of Cabestan, Inc. ("Cabestan"), which concurrently acquired commercial real estate properties from a commonly controlled related party. As further explained below and in Notes 4 and 14, the Company entered into an agreement to sell its real estate properties in October 1996 and consummated the sale in February 1997. The Company wrote down the carrying values of the properties to their estimated net realizable values as of December 31, 1995.

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

               Riccardo Mortara is the chairman of the Board of Directors and chief executive officer of the Company. As of June 30, 1996, Mr. Mortara controlled 100% of the outstanding shares of preferred stock of the Company which comprised 60% of its voting shares (see Note 12).

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

               In November 1995, the Company agreed to sell 266,667 shares of common stock to an affiliate for total cash consideration of $1,080,000 (or $4.05 per share), of which $460,000 was paid for 113,580 shares in 1995 and $620,000 was paid for 153,087 shares in the six months ended June 30, 1996 (the Company recorded the issuance of all 266,667 shares during the six months ended June 30, 1996).

               During May 1996, the Company received $550,000 in connection with the issuance 733,333 shares of common stock to the Company's principal stockholder and the cancellation of 550 shares of preferred stock (see Note 12).

              Basis of presentation:
               The Company incurred significant losses from continuing and discontinued operations in the six months ended June 30, 1996 and the years ended December 31, 1995 and 1994. As a result, the Company had a working capital deficiency of $847,462 and an accumulated deficit of $7,278,972 at June 30, 1996. The Company will need additional working capital to develop profitable biomaterials operations. In the absence of mitigating circumstances, these matters would raise substantial doubts about the Company's ability to continue as a going concern.

               Subsequent to June 30, 1996, the Company received $150,000 in connection with the issuance of an additional 200,000 shares of common stock to the Company's principal stockholder and the cancellation of an additional 150 shares of preferred stock (see Notes 12 and 14). The Company also received net proceeds of approximately $1,515,000 from the sale of its real estate properties in February 1997 (see Note 14), of which $430,000 was deposited in escrow to secure certain minimum rent guarantees made to the purchaser. As a result, management believes that the Company will be able to continue to operate through at least June 30, 1997; however, management believes that the Company probably will need to raise additional funds for working capital and other purposes through additional debt or equity financing to sustain and expand its operations thereafter. Management cannot assure that such financing will be available.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):
              Basis of presentation (concluded):
               In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 1996, and its results of operations for the six and three months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. Information included in the consolidated balance sheet as of December 31, 1995 has been derived from the audited balance sheet in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (the "10-KSB") filed with the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

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

              Cash:
               At June 30, 1996 and December 31, 1995, substantially all of the Company's cash was held in foreign banks.

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

              Investment in limited partnership:
               The Company accounts for its investment in a limited partnership using the equity method and, accordingly, the investment is carried at cost adjusted for the Company's proportionate share of the partnership's undistributed earnings or losses. Such proportionate earnings or losses were not material in the six and three months ended June 30, 1996 and 1995.

              Advertising:
               The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were not material in the six and three months ended June 30, 1996 and 1995.

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

              Net loss per common share:
               Net loss per common share is computed based on the net income or loss applicable to common stock divided by the weighted average number of common shares outstanding during each period. No stock options or other common stock equivalents were outstanding during the six and three months ended June 30, 1996 and 1995.

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income taxes:
               As of June 30, 1996, the Company had net operating loss carryforwards of approximately $1,454,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through June 30, 2011. Due to changes in the ownership of the Company, the utilization of these loss carryforwards may be subject to substantial annual limitations. The Company also has net operating loss carryforwards available for state income tax purposes.

               Deferred income tax assets attributable to these carryforwards and the related valuation allowance consists of the following at June 30, 1996 and December 31, 1995:

                                                       June         December
                                                     30, 1996       31, 1995
                                                    ----------     ----------
               Federal                             $1,276,798     $1,237,759
               State                                  349,241        338,563
                                                    ----------     ----------
                 Totals                             1,626,039      1,576,322
               Less valuation allowance             1,626,039      1,576,322
                                                    ----------     ----------

                 Totals                            $    --         $   --
                                                    ==========     ==========

               The Company has offset the deferred tax asset of $1,626,039 attributable to the potential benefits from such net operating loss carryforwards as of June 30, 1996 by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income. There were no other material temporary differences as of that date.

Note 4 - Property and equipment:
               Property and equipment, substantially all of which is used in the Company's real estate operations, consisted of the following at both June 30, 1996 and December 31, 1995:

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

Note 5 - Licensing fees:
               3H entered into a 15 year licensing agreement in 1995 for the worldwide marketing rights, outside of France, for certain medical products produced by Inoteb SA, a French corporation. The agreement requires 3H to pay aggregate licensing fees of $1,485,751. As of June 30, 1996, the Company had paid $1,173,156 to Inoteb SA. The remaining installments of $312,595 were included in accounts payable as of and paid subsequent to June 30, 1996.

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

               Future minimum rents under those leases in each of the years subsequent to June 30, 1996 are as follows:

                Year Ending
                 March 31,                                              Amount
                -----------                                           ----------
                   1997                                               $  535,154
                   1998                                                  438,600
                   1999                                                  374,543
                   2000                                                  123,466
                                                                      ----------

                      Total                                           $1,471,763
                                                                      ==========

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Commitments and contingencies:
               The Company had an agreement with Trammell Crow to manage the two buildings owned by Cabestan (see Note 4). The agreement provided for Trammell Crow to manage, maintain and provide all operational matters with regard to Cabestan's properties. In return, Trammell Crow was compensated with a commission of 2.6% of the gross rental receipts as a management fee. The Company also had to pay a leasing commission to Trammell Crow for all existing lease tenants in the amount of 2% of gross receipts per year, and 7% in the first year for any new leases acquired. The Company was required to reimburse Trammell Crow for the ordinary expenditures it incurs in managing the properties.

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

               As of June 30, 1996, the outstanding principal balance of the Regulation D notes was $517,500. The due date for substantially all of the Regulation D notes has subsequently been extended to December 31, 1996. Management intends to continue to negotiate for a further extension; however, as of April 30, 1997, the Company had not received an extension and management cannot assure that such negotiations will be successful.

Note 10 - Long-term debt:
               Long-term debt consists of a mortgage note with a principal balance of $4,821,864 at June 30, 1996, bearing interest at 8.66%, which is payable in monthly installments of $43,802 through April 1999. The mortgage note is secured by buildings with a net carrying value of approximately $6,600,000 at June 30, 1996.

               The mortgage was assumed on February 18, 1997 by the purchaser of the buildings (see Note 14).

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Stock option plan:
               On May 4, 1992, the Company adopted a stock option plan (the "Plan") pursuant to which options to purchase an aggregate of up to 2,000,000 shares of common stock may be issued. In June 1996, the Company granted options for the purchase of 125,000 shares of common stock excercisable at $7.75 per share from the date of issuance until they expire in June 1997. There were no other outstanding options at June 30, 1996, and no shares were issued under the Plan through June 30, 1996.

Note 12 - Preferred stock:
               At December 31, 1995, there were 1,000 shares of nonconvertible, Series A preferred stock outstanding, all of which were owned by Dremer Holding, Ltd., a company controlled by Mr. Mortara. During May 1996, a total of 550 shares of preferred stock outstanding were canceled and 733,333 shares of common stock were sold to the holder for $550,000 (see Note 14).

               Holders of the Series A preferred stock have the right to elect 60% of the members of the Company's Board of Directors. In all other respects, the holders of the shares of the Series A preferred stock have the same rights and preferences as holders of the common stock.

Note 13 - Terminated acquisition:
               The Company had issued 1,955,556 common shares in 1995 in connection with a proposed acquisition of a new subsidiary. The acquisition proposal was terminated and 1,711,110 of the shares were canceled as of June 30, 1996. The remaining shares issued will be canceled as soon as administratively feasible.

Note 14 - Subsequent events:
               Subsequent to June 30, 1996, a total of 150 shares of Series A preferred stock (see Note 12) were canceled and 200,000 shares of common stock were sold to the holder for $150,000. In addition, the holder has agreed to purchase an additional 400,000 shares of common stock for $300,000.

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
                                                                     ==========

                                      * * *

4-29-97 9PM KK INSERTS TO 6-30-96 NOTES 12 AND 14
REVISED NOTE 12
Note 12 - Preferred stock:
               At December 31, 1995, there were 1,000 shares of nonconvertible, Series A preferred stock outstanding, all of which were owned by Dremer Holding, Ltd., a company controlled by Mr. Mortara. During May 1996, a total of 550 shares of preferred stock outstanding were canceled and 733,333 shares of common stock were sold to the holder for $550,000 (see Note 14).

               Holders of the Series A preferred stock have the right to elect 60% of the members of the Company's Board of Directors. In all other respects, the holders of the shares of the Series A preferred stock have the same rights and preferences as holders of the common stock.

INSERT #14-1
Note 14 - Subsequent events:
               Subsequent to June 30, 1996, a total of 150 shares of Series A preferred stock (see Note 12) were canceled and 200,000 shares of common stock were sold to the holder for $150,000. In addition, the holder has agreed to purchase an additional 400,000 shares of common stock for $300,000.