Form 10QSB
period 1996-09-30
BIOCORAL INC
filed 1997-07-31
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission file number        0-23512
                                       --------------------

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

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___   No  X
             ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of September 30, 1996 was 7,242,722.

                                     PART I

Item 1. Financial Statements. Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations

            The three month period ended September 30, 1996 is the first period in which the Company's financial statements reflected its ownership of its subsidiary Inoteb and the results of Inoteb's operations. This Discussion and Analysis will attempt to explain the effects of such consolidation on the Company's financial condition and results of operations.

      The Company experienced a net loss of $876,289 during the nine month period ended September 30, 1996 due to operating losses in its Cabestan and Inoteb subsidiaries and to a write-off (in the amount of $600,000) of the investment it had made in 1994 in PEMP, a Canadian portfolio management firm. Management undertook the write down because of the failure of PEMP management to redeem the Company's investment in PEMP as promised. The Company still believes the investment in PEMP has value and is actively exploring ways to liquidate this position and realize on its value. Management believes that it will be able to reach agreement with management of PEMP for purchase of the Company's interest in PEMP for approximately $600,000 but no assurance can be made that any such sale will be consummated or, if consummated, at that price. If such a sale is consummated, the Company will report the proceeds of such sale in the quarter in which it is sold. The net loss for this nine month period compares favorably with the net loss for the nine months ended September 30, 1995, which was $2,318,843. That net loss figure consisted principally of a write down of another asset in the amount of $1,925,995. The 1996 loss was lower due to a decrease in interest expense ($147,573) because of the paydown of the investor notes and to decreased depreciation ($114,623) due to a write-down of the Bensenville properties in 1995. Accordingly, the net losses from operations for the nine months ended 9/30/96 ($276,289) was less than the net losses from operations for the nine months ended 9/30/95 ($392,848), despite the consolidation of Inoteb's operations. The Company's net results from operations (a loss of $254,049) for the three month period ended 9/30/96 were, however, significantly different from the same period in 1995 (net income of $5,501). This was due principally to operating losses in the Company's Inoteb subsidiary during that time period, which it did not own in 1995, and to a slight decrease in revenues from operations at its Bensenville property, which it sold in 1997.

      Total revenues for the three months ended September 30, 1996 were $336,983, an increase of $58,822 over the same period the year before. This reflected a moderate decrease in the Company's revenues from its Bensenville facility and the addition of revenues from its Inoteb subsidiary. Operating expenses for both the three month period and the nine month period ended September 30, 1996 increased significantly, primarily due to the addition of Inoteb's operating expenses.

      In February 1997 the Company sold its Bensenville properties to a third party in a transaction in which the Company received net proceeds of approximately $1,515,000 (subject to certain escrows to secure guarantees) and was relieved of its mortgage indebtedness. Management believes that the proceeds from such sale, together with other operating revenues, should be sufficient to fund the Company's operations into the first quarter of 1998. Management further believes that results of the Company's future operations will improve as the Company sells its interest in SIM, its investment in PEMP and streamlines operations and cuts costs at Inoteb. See "Current Plans of Registrant" below.

      Financial Condition, Liquidity and Capital Resources.

            As mentioned above, the Company's liquidity was greatly improved by the sale in 1997 of the Bensenville property. Management anticipates an additional positive change in its cash position to one of greater liquidity (i) if it successfully liquidates its interest in the SIM and in PEMP; and (ii) upon the release of the funds escrowed in connection with the Bensenville sale (approximately $430,000). Management anticipates that the sale of the Company's interest in PEMP will occur prior to the end of 1997 and has no timetable for the liquidation of its interest in SIM. Proceeds of the sale of either of these two entities will be utilized to fund the Company's operations, although no assurance can be had that either of these can be sold or on prices and terms favorable to the Company. Management believes that the Company has sufficient cash flow to sustain its activities through the first quarter of 1998. If the sales of either PEMP or SIM are not completed on a timely basis or in amounts satisfactory to the Company, then it will attempt to meet its cash needs by additional sales of its common stock to non-US investors. No assurance can be had that any such sales will be made.

      As previously disclosed, the Company borrowed approximately $2,000,000 in short term notes in an exempt transaction under Regulation D in 1994. 80% of the principal balance of such notes was paid in April 1995. In May 1997, following the sale of the Bensenville property, the Company made arrangements for payment in full of such notes together with all accrued interest.

      Current Plans of Registrant

      The Company's focus shift from real estate to involvement in the research, development and marketing of Inoteb's products makes discussion of the Company's near and long term operations extremely difficult. Inoteb has been actively selling its products, principally within the European Community, for several years, but does not yet have approval for the sale of its products in the United States, a significant market. Management believes that the US market, together with other as-yet-unserviced markets, presents a significant opportunity for the Company's growth. Management is aware of a company in the US which is selling in the US its own coral-based products for use in human bone regeneration which has FDA approval for its products and is substantially better capitalized than the Company; however, management believes that the Company's products are superior to such competitor's products. The Company has made arrangements for the commencement of clinical trials for its products with a view toward FDA approval thereof. In the interim, the Company will focus on increasing its European and other sales of its products, streamlining Inoteb's operations, entering into joint ventures with key strategic partners for distribution of its products, research and development and the like. No assurance can be had that any such arrangements will be reached or that they will be profitable.


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

                                     PART II

Item 1. Legal Proceedings. On July 25, 1997, the United States Securities and Exchange Commission ("Commission") filed a complaint in the United States District Court for the District of Columbia against the Company alleging that the Company had failed to file its Annual Report on Form 10-KSB for the year ended December 31, 1996, two Quarterly Reports on Form 10-QSB for the fiscal quarters ended September 30, 1996 and March 31, 1997, and five Notifications of Late Filing with respect to its delinquent reports. The Commission sought to compel the Company to file its delinquent periodic reports and to enjoin the Company from any further violations of Section 13(a) of the Exchange Act and Rules 12b-25, 13a-1 and 13a-13 thereunder. Simultaneously with the filing of the Commission's complaint, the Company consented to the entry of a Final Judgment granting the relief sought by the Commission and admitted that it had not filed the periodic reports as described above. The within Quarterly Report is one of the reports whose filing the Commission sought to compel and, pursuant to the terms of the Final Judgment and the Company's undertaking with the Commission, the remaining delinquent reports are to be filed by the Company no later than August 15, 1997.

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

      (A) Not applicable.

      (B) Current Report on Form 8-K, dated October 15, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          BIOCORAL, INC.


Date: July 30, 1997                       /s/ Riccardo Mortara
                                          ----------------------
                                          Riccardo Mortara, Chairman

                         BIOCORAL, INC. AND SUBSIDIARIES

                               INDEX TO UNAUDITED
                          CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGE
                                                                 ----

CONSOLIDATED BALANCE SHEETS
  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995                      F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
  NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995       F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
  NINE MONTHS ENDED SEPTEMBER 30, 1996                          F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS
  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995                 F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-6/19

                                      *   *   *

                            BIOCORAL, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                        September     December
                      ASSETS                            30, 1996      31, 1995
                      ------                          ------------  ------------
                                                       (Unaudited)    (Note 1)

Current assets:
   Cash                                              $    413,981   $   633,305
   Accounts receivable, net of allowance for
     doubtful accounts of $150,000                        248,817
   Inventories                                            274,700
   Other current assets                                   481,886        89,314
                                                     ------------   -----------
        Total current assets                            1,419,384       722,619
Property and equipment, net of accumulated
   depreciation of $329,732 and $323,632                6,875,879     6,601,379
License fees, net of accumulated amortization
   of $136,195 and $61,906                              1,349,556     1,423,845
Investment in real estate limited partnership,
   at equity                                              174,363       174,363
Investment in nonmarketable securities                    600,000
Deferred charges, net of accumulated
   amortization of $119,707 and $90,618                   143,711       172,800
Goodwill, net of accumulated amortization of $8,000       161,984
Other assets                                               73,820         1,542
                                                     ------------   -----------
        Totals                                       $ 10,198,697   $ 9,696,548
                                                     ============   ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                 $    425,099   $   107,700
   Notes payable                                          517,500       517,500
   Accounts payable and accrued liabilities               890,647     2,025,149
   Payables to related parties                                           85,491
                                                     ------------   -----------
        Total current liabilities                       1,833,246     2,735,840
Tenant security deposits                                   49,182        50,654
Long-term debt, net of current portion                  5,499,356     4,766,852
                                                     ------------   -----------
        Total liabilities                               7,381,784     7,553,346
                                                     ------------   -----------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.001 par value; 1,000,000
     shares authorized; 300 and 1,000 shares
     issued and outstanding,                                                  1
   Common stock, $.001 par value; 20,000,000
     shares authorized; 7,242,722 and 5,913,316
     shares issued and outstanding                          7,243         5,913
   Additional paid-in capital                          10,942,691     9,394,020
   Accumulated deficit                                 (8,133,021)   (7,256,732)
                                                     ------------   -----------
        Total stockholders' equity                      2,816,913     2,143,202
                                                     ------------   -----------
        Totals                                       $ 10,198,697   $ 9,696,548
                                                     ============   ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                  Nine Months               Three Months
                               Ended September 30,        Ended September 30,
                               -------------------        -------------------
                               1996          1995          1996         1995
                           -----------   -----------   -----------   ----------
Revenues:
  Rental revenue           $   718,005   $   795,371   $   208,661   $  256,992
  Sales                        126,300                     126,300
  Other income                  68,117        30,253         2,022       21,169
                           -----------   -----------   -----------   ----------
       Totals                  912,422       825,624       336,983      278,161
                           -----------   -----------   -----------   ----------
Operating expenses:
  Cost of sales                 97,300                      97,300
  Research and development     126,800                     126,800
  Interest (including
    amortization of loan
    fees)                      392,788       540,361       134,938      131,540
  Depreciation of property
    and equipment                6,100       120,723         6,100       45,968
  Professional fees            170,713       191,433        41,054        4,700
  Property taxes                87,447       112,191        16,419       37,983
  Other operating
  expenses                     424,788       253,764       285,646       52,469
                           -----------   -----------   -----------   ----------
       Totals                1,305,936     1,218,472       708,257      272,660
                           -----------   -----------   -----------   ----------
Income (loss) before
  other expense               (393,514)     (392,848)     (371,274)       5,501
Other expense - loss on
  disposal of investment
  in nonmarketable
  securities                   600,000                     600,000
                           -----------   -----------   -----------   ----------
Income (loss) before
  minority interest           (993,514)     (392,848)     (971,274)       5,501
Minority interest in loss
  of subsidiary               (117,225)                   (117,225)
                           -----------   -----------   -----------   ----------
Income (loss) before
  discontinued operations     (876,289)     (392,848)     (854,049)       5,501
Loss on disposal of
  discontinued brokerage
  operations                              (1,925,995)
                           -----------   -----------   -----------   ----------
Net income (loss)          $  (876,289)  $(2,318,843)  $  (854,049)  $    5,501
                           ===========   ===========   ===========   ==========

Income (loss) per common
  share:
  Income (loss) from
  continuing operations          $(.17)       $ (.17)        $(.14)        $ --
  Loss from discontinued
    operations                                  (.85)
                                ------        ------        ------       ------
       Net income (loss)
         per common share        $(.17)       $(1.02)        $(.14)        $ --
                                ======        ======        ======       ======

Weighted average common
  shares outstanding         5,154,016     2,273,387     6,001,438    2,490,048
                           ===========   ===========   ===========   ==========

See Notes to Consolidated Financial Statements.

                            BIOCORAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         NINE MONTHS ENDED SEPTEMBER 30, 1996
                                      (Unaudited)

                           Preferred Stock         Common Stock
                           ----------------      ----------------
                           Number                Number                 Additional                       Total
                             of                    of                    Paid-In       Accumulated    Stockholders'
                           Shares    Amount      Shares     Amount       Capital         Deficit         Equity
                           ------    ------      ------     ------     -----------     -----------    -----------
Balance, January 1,
   1996                    1,000       $1       5,913,316   $5,913     $ 9,394,020     $(7,256,732)    $2,143,202

Proceeds from sale
   of common stock                                266,667      267         619,733                        620,000

Cancellation of
   preferred stock
   in connection
   with sale of
   common stock             (700)      (1)        933,333      933         699,068                        700,000

Cancellation of
   common stock in
  connection with
   terminated ac-
  quisition                                    (1,711,110)  (1,711)          1,711

Common stock issued
   to acquire 56% of
   Inoteb SA                                    1,840,516    1,841         228,159                        230,000

Net loss                                                                                  (876,289)      (876,289)
                           -----       --       ---------   ------     -----------     -----------     ----------
Balance, September
   30,  1996                 300       $--      7,242,722   $7,243     $10,942,691     $(8,133,021)    $2,816,913
                           =====       ===      =========   ======     ===========     ===========     ==========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                         1996           1995
                                                     ------------   -----------
Operating activities:
   Net loss                                          $   (876,289)  $(2,318,843)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation of property and equipment                 6,100       120,723
     Amortization of other assets                         111,378        31,817
     Deferred professional fees                                          61,997
     Write-off of nonmarketable securities                600,000
     Minority interest in loss of subsidiary             (117,225)
     Loss from discontinued operations                                1,925,995
     Changes in operating assets and
      liabilities, net of effects of purchase of
        Inoteb SA:
        Accounts receivable                                65,483
        Inventories                                        43,000
        Other current assets                               55,570        25,058
        Other assets                                      (48,778)      (18,707)
        Accounts payable and accrued expenses          (1,428,203)     (312,187)
        Tenant security deposits                           (1,472)
                                                     ------------   -----------
            Net cash used in operating
              activities                               (1,590,436)     (484,147)
                                                     ------------   -----------

Investing activities:
   Net cash acquired in purchase of Inoteb SA             259,000
   Capital expenditures                                   (55,500)
   Distribution from limited partnership                                 89,239
   Advances from related party                            (85,491)      (50,410)
                                                     ------------   -----------
            Net cash provided by investing
              activities                                  118,009        38,829
                                                     ------------   -----------

Financing activities:
   Proceeds from sales of common stock                  1,320,000     1,790,807
   Principal payments on short-term obligations                      (1,231,920)
   Principal payments on long-term obligations            (66,897)      (73,291)
                                                     ------------   -----------
          Net cash provided by financing
            activities                                  1,253,103       485,596
                                                     ------------   -----------

Net increase (decrease) in cash                          (219,324)       40,278
Cash, beginning of period                                 633,305        99,529
                                                     ------------   -----------
Cash, end of period                                  $    413,981   $   139,807
                                                     ============   ===========
Supplemental disclosure of cash flow data:
   Interest paid                                     $  406,410     $   408,861
                                                     ============   ===========

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

                During 1994, BioCoral also formed IMMO-Finance Distribution Limited ("IMMO Limited"), an Irish corporation, which held an investment in nonmarketable securities of a related Canadian financial advisory services company (see Note 6).

                During 1994, BioCoral filed a registration statement under the Securities Exchange Act of 1934 (the "Exchange Act") and, as a result, it became a "public company" that is required to file periodic reports with the United States Securities and Exchange Commission.

                During 1995, BioCoral acquired 3H Human Health Hightech Public Limited Company ("3H"), another Irish corporation, which intends to develop biomaterials operations, whereby it will market bone substitute materials made from coral and other orthopedic, oral and maxillofacial products (see Note 2). Such products will be marketed outside the United States. During 1995, 3H acquired the worldwide licensing rights, exclusive of the rights in France, for the marketing of certain bone substitute products under the name BioCoral (see Note 5). BioCoral also obtained an option to acquire a controlling interest in the licensor, Inoteb SA ("Inoteb"), a French medical products manufacturer and developer. As of September 30, 1996, 3H had not generated any significant amounts of revenues or expenses from biomaterials operations.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):

              Business (concluded):

                In July 1996, BioCoral exercised its option and issued 1,840,516 shares of its common stock to acquire 51.5% of the common stock of Inoteb and bonds that were converted prior to September 30, 1996 into an additional 4.5% of its common stock (see Note 2). The acquisition was accounted for as a purchase and the results of Inoteb's operations have been consolidated from July 1, 1996, the effective date of the acquisition.

                BioCoral and its subsidiaries are referred to collectively herein as the "Company."

                Riccardo Mortara is the chairman of the Board of Directors, chief executive officer and a principal stockholder of the Company.

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

                In November 1995, the Company agreed to sell 266,667 shares of common stock to an affiliate for total cash consideration of $1,080,000 (or $4.05 per share), of which $460,000 was paid for 113,580 shares in 1995 and $620,000 was paid for 153,087 shares in the nine months ended September 30, 1996 (the Company recorded the issuance of all 266,667 shares during the nine months ended September 30, 1996).

                During the nine months ended September 30, 1996, the Company received $700,000 in connection with the issuance of 933,333 shares of common stock to a company controlled by Mr. Mortara and the cancellation of 700 shares of preferred stock (see Note
                12).

              Basis of presentation:

                The Company incurred significant losses from continuing and discontinued operations in the nine months ended September 30, 1996 and the years ended December 31, 1995 and 1994. As a result, the Company had a working capital deficiency of $421,026 and an accumulated deficit of $8,133,021 at September 30, 1996. The Company will need additional working capital to develop profitable biomaterials operations. In the absence of mitigating circumstances, these matters would raise substantial doubts about the Company's ability to continue as a going concern.

                During January 1997, the Company received $300,000 in connection with the issuance of additional shares of common stock to a company controlled by Mr. Mortara and the cancellation of the remaining shares of its preferred stock (see Note 12). The Company also received net proceeds of approximately $1,515,000 from the sale of its real estate properties in February 1997 (see Note 14), of which $430,000 was deposited in escrow to secure certain minimum rent guarantees made to the purchaser. As a result, management believes that the Company will be able to continue to operate through at least September 30, 1997; however, management believes that the Company probably will need to raise additional funds for working capital and other purposes through additional debt or equity financing to sustain and expand its operations thereafter. Management cannot assure that such financing will be available.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):

              Basis of presentation (concluded):

                In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 1996, and its results of operations for the nine and three months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. Information included in the consolidated balance sheet as of December 31, 1995 has been derived from the audited balance sheet in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 (the "10-KSB") filed with the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

              Principles of consolidation:

                The consolidated financial statements include the accounts of BioCoral and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                The Company initially recorded $117,225 as minority interest in connection with the purchase of Inoteb in July 1996. The minority interest in Inoteb's net loss during the period from July 1, 1996, the effective date of acquisition, through September 30, 1996 exceeded the minority interest initially recorded and, accordingly, the Company's net loss for the nine and three months ended September 30, 1996 includes the net loss of Inoteb in excess of $117,225. As a result, subsequent income earned by Inoteb, if any, will be allocated entirely to the Company until such time as the Company recovers the excess losses that were not charged to the minority interest.

              Use of estimates:

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

              Cash:

                At September 30, 1996 and December 31, 1995, substantially all of the Company's cash was held in foreign banks.

              Inventories:

                Inventories are stated at the lower of cost, determined on the first-in, first-out ("FIFO") method, or market.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):

              Property and equipment:

                Property and equipment used in the Company's real estate operations was initially recorded at cost. Depreciation was computed using the straight-line method over the estimated useful lives of the assets (39 years for commercial properties and three to ten years for equipment). Effective as of December 31, 1995, the carrying value of property and equipment was reduced to estimated net realizable value, pursuant to Statement of Financial Accounting Standards No. 121, based on the terms of a 1996 contract for the sale of the property and equipment, and depreciation was discontinued (see Notes 4, 7 and 13).

                Property and equipment used in the Company's medical products manufacturing operations is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (15 years for properties and three to ten years for equipment).

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

              Investment in limited partnership:

                The Company's investment in a real estate limited partnership that owns undeveloped land is accounted for using the equity method and, accordingly, the investment is carried at cost adjusted for the Company's proportionate share of the partnership's undistributed earnings or losses. Such proportionate earnings or losses were not material in the nine and three months ended September 30, 1996 and 1995.

              Goodwill:

                Goodwill, which represents the excess of the costs of acquiring the medical products manufacturing business over the fair value of the net assets at the date of acquisition, is being amortized using the straight-line method over an estimated useful life of five years.

              Advertising:

                The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were not material in the nine and three months ended September 30, 1996 and 1995.

              Research and development:

                Costs and expenses related to research and product development are expensed as incurred.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (concluded):

              Income taxes:

                The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

              Net income (loss) per common share:

                Net income (loss) per common share is computed based on the net income or loss applicable to common stock divided by the weighted average number of common shares outstanding during each period. The effects of the assumed exercise of outstanding options have not been included in the computations because such effects were anti-dilutive.

                In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128") which replaces the presentation of primary earnings per share required under previously promulgated accounting standards with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures and provides guidance on other computational changes. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company does not expect the adoption of SFAS 128 to have a material impact on its results of operations or computations of net income or loss per share.

Note 2 - Acquisitions and newly formed entities:

              Cabestan was formed in February 1994 for the purpose of owning and operating commercial real estate. On March 25, 1994, Cabestan purchased land, two buildings and a 9.3% interest in a limited partnership that owns undeveloped land from Bensenville Industrial Park, L.P ("BIPLP"), a commonly controlled company, for the payment of $5,544,000 in cash and the assumption of a $4,875,998 mortgage note on the acquired buildings. Mr. Mortara, a principal stockholder of the Company, is an executive officer and sole director of BIPA, Inc., the general partner of BIPLP.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisitions and newly formed entities (continued):

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

              On September 12, 1994, the Company completed the acquisition of 51% of the SIM in a business combination accounted for as a purchase (see Note 1). The purchase price was $2,043,026 which exceeded the fair value of the net assets acquired by $1,281,018. The assets acquired included a cash balance of $1,107,799. The Company discontinued its brokerage operations, abandoned the related assets and recognized a loss on such disposal of $1,925,995 effective as of January 1, 1995 (see Note 16).

              During 1996, the Company entered into a contract to sell the land and buildings that Cabestan had acquired from a related party in 1994. The Company recorded a loss of $1,626,186 in 1995 in connection with the sale (see Notes 4 and 14).

              On August 2, 1995, the Company issued 1,422,223 shares of common stock to acquire all of the outstanding common shares of 3H. Prior to the exchange, 3H's only activity was the acquisition of an option issued by Inoteb for the purchase of a license that would give 3H the exclusive right to distribute BioCoral outside of France. 3H exercised the option in 1995 (see Note 5). Since neither the shares issued by the Company nor the rights acquired by 3H had an objectively determinable value at the date of the exchange, the Company valued the shares issued and the rights initially acquired on the basis of the par value of the shares issued of $1,422.

              During July 1996, the Company issued 1,840,516 shares of common stock to acquire effectively 56% of Inoteb's common stock. The acquisition was accounted for as a purchase, and accordingly, the results of operations of Inoteb have been included in the consolidated totals from July 1, 1996, the effective date of the acquisition.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisitions and newly formed entities (concluded):

              The Company valued the shares issued to acquire Inoteb at $230,000 or $.125 per share. Total acquisition costs were allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition, with the excess of the cost over such fair values allocated to goodwill, as shown below:

                Cash                                               $    259,000
                Accounts receivable                                     314,300
                Inventories                                             317,700
                Other current assets                                    448,142
                Property and equipment                                  225,100
                Goodwill                                                169,984
                Other assets                                             23,500
                Account payable and accrued expenses                   (293,701)
                Long-term debt                                       (1,116,800)
                Minority interest                                      (117,225)
                                                                   ------------
                  Cost of acquisition                              $    230,000
                                                                   ============

              The following unaudited pro forma information shows the results of continuing operations for the nine and three months ended September 30, 1996 and 1995 as though Inoteb had been acquired at the beginning of 1995:

                                  Nine Months Ended        Three Months Ended
                                     September 30,            September 30,
                                -----------------------   ---------------------
                                   1996         1995        1996        1995
                                ----------   ----------   ---------   ---------

                Revenues       $ 1,287,822  $ 1,535,824   $ 336,983   $ 394,988
                Income
                  (loss)        (1,374,314)    (420,523)   (971,274)     46,101
                Income
                  (loss) per
                  common
                  share               (.20)        (.10)       (.16)        .01
                Weighted
                  average
                  common
                  shares
                   outstanding   6,736,396    4,113,903   6,001,438   4,330,564

              In addition to combining the historical results of operations of the Company and Inoteb, the pro forma results include adjustments to reflect depreciation and amortization based on the fair values of assets acquired and the minority interest in the net loss (subject to the limitation explained in Note 1).

              The issuance of common shares in connection with the acquisition was a noncash transaction that is not reflected in the accompanying 1996 consolidated statement of cash flows.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income taxes:

              As of September 30, 1996, the Company had net operating loss carryforwards of approximately $2,127,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2011. Due to changes in the ownership of the Company, the utilization of these loss carryforwards may be subject to substantial annual limitations. The Company also has net operating loss carryforwards available for state income tax purposes.

              Deferred income tax assets attributable to these carryforwards and the related valuation allowance consist of the following at September 30, 1996 and December 31, 1995:

                                                       September       December
                                                        30, 1996       31, 1995
                                                       ----------     ----------
                Federal                                $1,536,000     $1,238,000
                State                                     420,000        338,000
                                                       ----------     ----------
                    Totals                              1,956,000      1,576,000
                Less valuation allowance                1,956,000      1,576,000
                                                       ----------     ----------
                    Totals                             $    -         $    -
                                                       ==========     ==========

              The Company has offset the deferred tax asset of approximately $1,956,000 attributable to the potential benefits from such net operating loss carryforwards as of September 30, 1996 by an equivalent valuation allowance due to the uncertainties related to the extent and timing of its future taxable income. There were no other material temporary differences as of that date.

Note 4 - Property and equipment:

              Property and equipment used in the Company's real estate operations consisted of the following at September 30, 1996 and December 31, 1995:

                                                         September     December
                                                         30, 1996      31, 1995
                                                        ----------    ----------
                Land                                    $1,373,253    $1,373,253
                Buildings and improvements               7,222,463     7,175,701
                Equipment and furnishings                    2,243         2,243
                                                        ----------    ----------
                                                         8,597,959     8,551,197
                Less accumulated depreciation              323,632       323,632
                                                        ----------    ----------
                                                         8,274,327     8,227,565
                Less effect of write-down of
                  property and equipment to
                  estimated net realizable value         1,626,186     1,626,186
                                                        ----------    ----------

                    Totals                              $6,648,141    $6,601,379
                                                        ==========    ==========

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

              Property and equipment used in the Company's medical products operations consisted of the following at September 30, 1996:

                Land                                               $ 11,800
                Buildings and improvements                          102,750
                Equipment and furnishings                           119,088
                                                                   --------
                                                                    233,638
                Less accumulated depreciation                         6,100
                                                                   --------
                  Total                                            $227,538
                                                                   ========

Note 5 - Licensing fees:

              3H entered into a 15 year licensing agreement in 1995 for the worldwide marketing rights, outside of France, for certain medical products produced by Inoteb. The agreement required 3H to pay aggregate licensing fees of $1,485,751.

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

              In August 1996, based on PEMP's inability to make the dividend payments, management of the Company deemed the investment in PEMP to be worthless, and it was written off in its entirety during the three months ended September 30, 1996.

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Leases (concluded):

              Future minimum rents under those leases in each of the years subsequent to September 30, 1996 are as follows:

                Year Ending
                September 30,                                           Amount
                -------------                                        ----------
                    1997                                             $  654,448
                    1998                                                590,065
                    1999                                                544,684
                    2000                                                205,153
                    2001                                                145,239
                                                                     ----------
                       Total                                         $2,139,589
                                                                     ==========

Note 8 - Commitments and contingencies:

              The Company had an agreement with Trammell Crow to manage the two commercial buildings owned by Cabestan (see Note 4). The agreement provided for Trammell Crow to manage, maintain and provide all operational matters with regard to Cabestan's commercial properties. In return, Trammell Crow was compensated with a commission of 2.6% of the gross rental receipts as a management fee. The Company also had to pay a leasing commission to Trammell Crow for all existing lease tenants in the amount of 2% of gross receipts per year, and 7% in the first year for any new leases acquired. The Company was required to reimburse Trammell Crow for the ordinary expenditures it incurs in managing the properties.

Note 9 - Short-term notes payable:

              As of December 31, 1994, the outstanding principal balance of the Regulation D notes was $1,800,000. As of April 4, 1995, the Company defaulted with respect to the payment of Regulation D notes with a principal balance of $1,775,000 and accrued but unpaid interest of $53,250 and, accordingly, such notes became due and payable. In August 1995, the Company paid 80% of the principal balance and was able to negotiate an extension of the due date. As of September 30, 1996, the outstanding principal balance of the Regulation D notes was $517,500 (see Note 14).

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Long-term debt:

              Long-term debt consists of the following:

                                                         September    December
                                                         30, 1996     31, 1995
                                                        ----------    ----------
                Mortgage note payable in monthly
                  installments of $43,802
                  including interest at 8.66%
                  through March 1999 and a final
                  principal payment of $4,487,703
                  in April 1999 (A)                     $4,794,655    $4,874,552

                Term loans payable monthly in
                  varying installments, including
                  interest at rates ranging from
                  6.95% to 9.5% through December
                  2001 (B)                                 598,100

                Noninterest bearing advances
                  initially scheduled to be paid in
                  monthly installments through
                  2000 (C)                                 531,700
                                                        ----------    ----------
                                                         5,924,455     4,874,552
                Less current portion                       425,099       107,700
                                                        ----------    ----------
                Long-term debt                          $5,499,356    $4,766,852
                                                        ==========    ==========

                (A) The mortgage is secured by buildings with a net carrying value of approximately $6,600,000 at September 30, 1996. The mortgage was assumed on February 18, 1997 by the purchaser of the buildings (see Note 14).

                (B) The loans are secured by equipment with a net carrying value of approximately $196,000 at September 30, 1996.

                (C) The advances were made to Inoteb by an agency of the French government that finances or subsidizes certain research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, Inoteb will not have to pay some or all of the advances.

              Principal payment requirements on long-term debt obligations in each of the five years subsequent to September 30, 1996 are as follows:

                 Year Ending
                September 30,                                          Amount
                -------------                                        ----------

                     1997                                           $  425,099
                     1998                                              525,754
                     1999                                            4,806,202
                     2000                                               96,000
                     2001                                               21,400

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Stock option plan:

              On May 4, 1992, the Company adopted a stock option plan (the "Plan") pursuant to which options to purchase an aggregate of up to 2,000,000 shares of common stock may be issued. In June 1996, the Company granted options for the purchase of 333,250 shares of common stock exercisable at $5.81 per share from the date of issuance until they expire in June 2001. There were no other outstanding options at September 30, 1996, and no shares were issued under the Plan through September 30, 1996.

              The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no earned or unearned compensation cost was recognized in the accompanying consolidated financial statements for stock options granted in 1996. Had compensation cost been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS 123, the Company's pro forma loss and loss per common share from continuing operations and net loss and net loss per common share would not have differed materially from the historical amounts for the nine and three months ended September 30, 1996.

Note 12 - Preferred stock:

              At December 31, 1995, there were 1,000 shares of nonconvertible, Series A preferred stock outstanding, all of which were owned by a company controlled by Mr. Mortara. During the nine months ended September 30, 1996, a total of 700 shares of preferred stock outstanding were canceled and 933,333 shares of common stock were sold to the holder for $700,000. During January 1997, the remaining 300 shares of preferred stock outstanding were canceled (see Note 14).

Note 13 - Terminated acquisition:

              The Company had issued 1,955,556 common shares in 1995 in connection with a proposed acquisition of a new subsidiary. The acquisition proposal was terminated and 1,711,110 of the shares were canceled as of September 30, 1996. The Company has ordered its transfer agent not to transfer any of the remaining shares.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Subsequent events:

              In October 1996, the Company entered into an agreement to sell the commercial real estate owned by Cabestan for approximately $6,800,000 before costs directly related to the sale. Such sale was consummated and the mortgage note on the property was repaid on February 18, 1997 (see Notes 1, 4, 7 and 10). Management anticipates that the Company will also use a portion of the proceeds from the sale to repay the balance of the Company's Regulation D notes by September 1997 (see Note 9).

              In December 1996, the Company granted options to employees for the purchase of a total of 650,000 shares of common stock exercisable at $3.75 per share from the date of issuance until they expire in June 2001 (see Note 11).

              During January 1997, the remaining 300 shares of preferred stock outstanding were canceled and 400,000 shares of common stock were sold to the holder for $300,000.

Note 15 - Discontinued brokerage operations:

              The assets and liabilities of the brokerage operations that were discontinued effective as of January 1, 1995 consisted of the following:

                Cash                                                 $    7,088
                Marketable securities                                 2,495,026
                Accounts receivable and prepaid expenses                365,091
                Loans receivable                                        722,744
                Income tax refund receivable                            332,266
                Related party receivable                                879,607
                Property and equipment                                  371,487
                Goodwill                                              1,271,366
                Other assets                                             27,361
                Accounts payable and accrued liabilities             (3,049,374)
                Other liabilities                                      (316,139)
                Loans payable                                          (476,141)
                Minority interest                                      (704,387)
                                                                     ----------
                  Total                                              $1,925,995
                                                                     ===========
                                   *   *   *