Form 10KSB
period 1996-12-31
BIOCORAL INC
filed 1997-08-01
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996       Commission file number 0-23512

                                 BIOCORAL, INC.
           (Name of small business issuer as specified in its charter)

           Delaware                                         33-0601504
(State or other jurisdiction of                     (I.R.S. Employer I.D. No.)
incorporation or organization)

       14 Quai du Seujet, Geneva
              SWITZERLAND                                      N/A
(Address of Principal Executive Offices)                    (Zip Code)

                                011-4122-908-1598
                         (Registrant's telephone number)

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

      Issuer's revenues from continuing operations for its most recent fiscal year were $325,071.

      The aggregate market value of the voting stock held by non-affiliates of the Issuer, as of December 31, 1996, was $ 32,465,959.

      The Issuer had 7,242,722 shares of common stock outstanding as of December 31, 1996.

             Documents Incorporated by Reference - See Exhibit Index

PART I
Item 1. Description of Business

Background

      BioCoral, Inc., a Delaware corporation (the "Company") is an international biomaterials company that, through its subsidiaries, develops, manufactures and markets bone graft and growth material for orthopedic, oral and maxillofacial applications to a number of countries outside the United States. The Company's chief product, BioCoral, is derived from natural coral using proprietary manufacturing processes. BioCoral has certain characteristics (chemical composition, porosity, etc.) similar to human bone that facilitates its replacement of bone and concomitant bone strengthening. Prior to 1995, the Company derived substantially all its revenue from other unrelated businesses. The Company has written off its investment in one such area, and has sold certain real property owned by it which had been a prior focus of its business. Through the end of 1996, the Company had not yet realized significant revenues from the sale of its BioCoral products. Its products are not approved for sale in the United States and there can be no assurance such approval will be obtained. The failure to do so could have a material adverse effect upon the Company's ultimate profitability.

      The Company, formerly known as IMMO-Finance Corporation, was incorporated on May 4, 1992 under the name Hermeneutics Corporation. The Company was originally formed for the purpose of either merging with or acquiring an operating company with operating history and assets. The Securities and Exchange Commission has defined and designated these types of companies as "blind pools" and "blank check" companies. From May 1992 through March 1994 the Company was a blank check company with the primary purpose of seeking merger or acquisition candidates. The Company ceased to be a blank check company on March 25, 1994 when it acquired all of the issued and outstanding shares of the capital stock of Cabestan, Inc., a Pennsylvania corporation ("Cabestan"). Cabestan had owned two commercial properties located in the Bensenville Industrial Park in the Chicago area. Cabestan's commercial properties consisted of one building which serves as a bulk warehouse/distribution center and a second building which serves as office space and as a service center. The properties were sold to a non-affiliated third party in 1997. See Item 2. - "Description of Properties".

      The Company entered the biomaterials field on August 2, 1995, when it acquired virtually all the outstanding shares of 3H Human Health Hightech Public Company Limited, an Irish corporation ("3H") The principal asset of 3H consists of an exclusive worldwide (except France) license to distribute a bone substitute material manufactured from coral and marketed under the name BioCoral. The license was granted by the owner of the patent rights to BioCoral, Inoteb, S.A., a French corporation ("Inoteb") in which a 51.5% (now 56%) interest was subsequently acquired by the Company. The license granted by Inoteb is for a period of 15 years plus two additional two year periods, and includes the right to distribute certain other products developed by Inoteb. Potential products include a biological glue utilizing the patient's own blood as an ingredient to insure biocompatibility, and an osteoporosis treatment. None of Inoteb's products are presently available in the United States and no FDA approvals thereof have been obtained. The FDA approval process is long and expensive and no assurance can be had of the ultimate granting thereof, or of the Company's ultimate profitability.

      The Company acquired the shares of 3H from Cornington International Inc. and Halford Finance S.A., each a British Virgin Islands corporation and each a client of Societe Financiere du Seujet, a financial services company owned by Riccardo Mortara, the Company's Chairman and a director. 500,000 ordinary shares (out of 500,800 shares outstanding) and all 100,000 outstanding preference shares, of 3H Human Health Hightech Public Company Limited, an Irish corporation ("3H") were acquired in exchange for (a) 800,000 shares of the Company's common stock; (b) $1,000,000 in cash, payable in five installments of $200,000 each 60 days, commencing October 2, 1995; and (c) the right to purchase 150,000 shares of the Company's common stock for each $1,000,000 in net profit after taxes of 3H in excess of $2,000,000, the aforementioned options to be prorated for each fractional portion of each multiple of $1,000,000 net profit. In connection with such Agreement the Company was granted an option to acquire Inoteb, which option has been exercised in part. The Company also agreed, in connection with any purchase of Inoteb, to invest all net profits after taxes from BioCoral for five years (up to a maximum of $10,000,000) into Inoteb, and agreed to use its best efforts to raise $15,000,000 for investment into Inoteb at the rate of $5,000,000 per year by each of July 31, 1996, 1997 and 1998. The Company did not raise such amount for Inoteb by July 31, 1997, and there can be no assurance that it will be able to do so in the future. See Item 12 - "Certain Relationships and Related Transactions".

      The Company took further steps to solidify its position within the biomaterials field by agreeing to acquire Inoteb. In October 1995, the Company entered into an agreement (the "Inoteb Agreement") with 10 individuals, all French nationals, pursuant to which the Company agreed to acquire from such individuals an aggregate of 30,150 shares and 7497 convertible bonds (collectively, the "Inoteb Securities") of Inoteb which, among other things, owns certain patent rights to BioCoral's products. The shares and bonds of Inoteb acquired represent 51.5% of the capital share of Inoteb and 86.67% of the convertible bonds thereof. During the third quarter of 1996, the Company asked for the conversion of all the Inoteb convertible bonds into shares of Inoteb and the Company now owns 56% of the outstanding shares of Inoteb. The remaining minority interest in Inoteb is owned by European financial institutions such as Sofinnova S.A. and FCPR Soffinova Capital, both owned by Credit National of Paris; SDR Bretagne, the official governmental development company for the French region of Brittany; Jafco Saint-Honore I and II, owned by Compagnie Financiere Ed. de Rothschild of Paris; Parquest Venture Partnership and Atlas Venture Europe Fund B.V.

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

      The Agreement was closed in escrow with a French notary in late October 1995 owing to the implications of the agreement for the Inoteb shareholders under French law. The Company completed the acquisition of a 51.5% equity interest in Inoteb on July 23, 1996 when the shares were released from escrow. The number of shares given to the Inoteb shareholders was increased to reflect the share dividend the Company had declared in December 1995.

      Previously, on September 12, 1994, the Company had acquired a 51% interest in the capital stock of Borgonuovo SIM S. A. (the "SIM"), an Italian corporation with principal offices in Milan engaged in the brokerage and investment advisory business. During the year ended December 31, 1995, this investment was written off by the Company in its entirety. The Company also has another subsidiary, IMMO Finance Distribution Limited, an Irish corporation ("IMMO Distribution"), formed in April 1994. To date its only activity has been a passive investment in PEMP, Inc., a Canadian mutual fund. During 1996, this investment was written off by the Company in its entirety. See "Business - Discontinued Operations."

      The US executive offices of the Company are temporarily located in care of its counsel, Stein Riso Haspel & Jacobs LLP, 805 Third Avenue, New York 10022. Its European office is located at 14 Quai du Seujet, 1201 Geneva, Switzerland. The Company is presently seeking appropriate office space in New York City and anticipates that it will require approximately 1000 square feet for such offices.


      BioCoral

      BioCoral is a natural biomaterial produced from natural coral. Certain chemical, physical and structural characteristics of coral are very similar to that of human bone tissue. BioCoral is derived from three particular species of coral which is naturally present in abundance. Like human bone tissue, BioCoral is primarily (more than 97%) comprised of calcium carbonate. Porous and resorbable, BioCoral is prepared in microgranules as well as in engineered shapes according to specific indication. Due to its similarity to bone tissue, BioCoral is resorbed by the body as new bone growth invades the BioCoral. The principal current alternative to BioCoral is the utilization of autologous (from the patient's own body) bone grafts. The use of autologous bone grafts requires the patient to undergo one or more additional surgeries to harvest the bone graft material. This is not always feasible due to the condition of the patient or other contraindications, and must be shaped in a separate procedure to fit the graft area.

      According to Inoteb, BioCoral has been used in over 130,000 patients, principally in France and Italy. BioCoral was patented in France in 1979, in the United States in 1982, and in Japan in 1989. Inoteb acquired the patent rights to BioCoral from ANVAR/CNRS, the French National Center for Scientific Research, a French governmental agency. Revenues from these operations have been realized at the Inoteb level and, accordingly, were not part of the Company's 1995 operating data.

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

      BioCoral's crystalline structure is composed almost entirely of calcium carbonate, with trace amounts of fluoride, strontium and magnesium. BioCoral is highly porous, with one gram having a surface area greater than 1 square meter. It is believed that this porosity and the chemical similarity of BioCoral to bone tissue is conducive to new bone growth and resorption by the body. Because BioCoral is resorbed, it can be combined with antimicrobials, anticancer agents or other pharmaceuticals for slow release into bone tissue, resulting in an advantage over autologous bone grafts.

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

Surgical Glue

      Inoteb has developed an autologous fibrin adhesive glue with autologous growth factors. This surgical glue is prepared using the patient's own blood, in a closed system, eliminating immunological problems and the risk of blood-borne disease transmission such as, for example, HIV. The surgical glue can be used not only with BioCoral but also for the treatment of hemorrhage during surgery and for wound healing in soft tissues. Inoteb is beginning clinical trials in Europe of the surgical glue and expects to have the product ready for marketing in Europe and elsewhere (but not the US) in 1998. The Company anticipates that the initial clinical applications of the autologous glue will be in connection with facial and reconstructive plastic surgery. Pursuant to its license agreement with Inoteb, 3H has the exclusive right to distribute the surgical glue outside France. The world market segment for the surgical glue is estimated by Inoteb to be in excess of $600 million. No assurance can be made that the Company will ever be able to commercially exploit the surgical glue or, if commercially exploited, that it will be successful.

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

      Manufacturing of BioCoral is done at Inoteb's facility in Saint Gonnery, France. This facility, which covers approximately 350 square meters (3150 square feet), has been ISO 9002 rated since August 1995 and recently passed an ISO audit conducted by AFAQ, the French national quality assurance agency. On October 25, 1996, Inoteb was granted, in addition to the ISO 9002 certification, European Norms 46002 certification for the quality assurance system set up in the manufacturing process of BioCoral and, on December 30, 1996, Inoteb was granted the EC certificate allowing sales of BioCoral throughout the European Community. The Company believes this facility is adequate to service the Company's present and immediately anticipated needs.

Competition

      BioCoral. The Company's BioCoral product competes with (i) natural bone obtained from autograft procedures and allograft sources and with (ii) two other synthetic bone products, one marketed in the United States by Interpore, Inc. a publicly-held company with significantly greater resources and distribution capabilities than the Company, and another that was approved by the FDA in May 1993. Autograft and allograft bone have been used for graft material for a much longer period of time than BioCoral and similar materials, and in order to increase its future sales of BioCoral, the Company will have to demonstrate to the medical community the surgical and patient advantages, safety, efficacy, cost effectiveness and clinical results of BioCoral.

      The Company believes that BioCoral provides an attractive alternative to autograft and allograft bone graft materials. In an autograft procedure, bone material is first harvested from another part of the patient's skeleton and then, in a second procedure, grafted to the site of the bone deficit. The harvesting procedure increases operating time and expense, and can lead to complications such as infection, excessive blood loss, chronic pain and deformity. When an autograft is not feasible or desirable, allograft bone, typically obtained from a cadaver, can be used. In order to maintain mechanical and biological properties, some allograft bone is not sufficiently sterilized to avoid all risks of disease transmission. Therefore, unlike BioCoral, which is a sterile and biocompatible material, allograft bone carries the risks of implant rejection and the transmission of infections agents such as hepatitis and HIV. The use of BioCoral entails none of these risks and provides clinical results comparable to those of autograft material.

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

      The Company is not aware of the degree to which either Zimmer or Interpore's products have penetrated the European or Asian markets, but their significant market presence in the United States and their greater resources pose a significant obstacle to the Company's ability to successfully market its products in the United States should it ultimately obtain FDA approval of its products.

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

Discontinued Operations

      Cabestan / Bensenville Real Estate Operations. On March 25, 1994 the Company acquired all of the issued and outstanding capital stock of Cabestan. The Company acquired the stock of Cabestan for a cash purchase price of approximately $5,544,000. The Company financed the acquisition through a combination of obtaining a $1,050,000 short term loan and through capital raised in a Regulation S offering to non-US investors, which offering had its initial closing on March 23, 1994 with respect to 630,000 shares of Common Stock with net proceeds to the Company of $4,536,000. The short term loan bore interest at the rate of 5% per annum and was repaid in full by the Company prior to its September 30, 1994 due date out of the proceeds from the Company's Regulation S Offering. The Company raised an aggregate of $7,022,160 in net proceeds to the Company in its Regulation S Offering concluded in December 1994.

      Concurrently with the Company's acquisition of the stock of Cabestan, Cabestan acquired the following assets from Bensenville Industrial Park, L.P. ("BIP") for the following considerations: (i) Building #3 in the Bensenville Industrial Park located adjacent to Chicago's O'Hare Airport ("Building #3") for a purchase price of $3,631,210 in cash and the assumption of an outstanding mortgage obligation on this property of $1,876,878; (ii) a 100% beneficial ownership interest in Building #12 in the Bensenville Industrial Park ("Building #12") for a purchase price of $1,642,790 in cash and the assumption of an outstanding mortgage obligation on this property of $2,999,120 and (iii) a 9.3% limited partnership interest in Bensenville Associates Limited, an Illinois limited partnership ("BAL") (the "Limited Partnership Interest"), for a purchase price of $270,000. Riccardo Mortara, a director and the Chief Executive Officer of the Company, is an affiliate of BIP. See Item 12 - "Certain Relationships and Related Transactions". Building #3 is used as a bulk warehouse/distribution center and Building #12 is used for office space and as a service center. BAL, the former owner of the entire Bensenville Industrial Park consisting of 14 buildings in the Chicago/O'Hare Airport area (the "Bensenville Industrial Park"), of which Building #3 and Building #12 were a part, is currently the owner of approximately 12.5 acres of undeveloped land in the Bensenville Industrial Park. Building #3 and Building #12 are collectively referred to herein as the "Bensenville Properties." This property was sold in February 1997. See Item 2 - "Description of Property".

      The opportunity to acquire Cabestan was presented to the Company by Dremer Holding, Ltd. ("Dremer"), through its President, Riccardo Mortara, who is also the Company's Chief

Executive Officer and a director. Mr. Mortara is the sole officer, director and shareholder of Dremer. Also as part of the acquisition of Cabestan, Dremer received 1,000 shares of the Series A Preferred Stock of the Company. The Series A Preferred Stock entitled Dremer to elect 60% of the members of the Board of Directors of the Company and effectively afforded Mr. Mortara, after the acquisition of Cabestan, with effective control of the Company. By January 1997, all such Series A Preferred Stock was converted, together with a cash infusion into the Company of $1,000,000 , into 1,000,000 shares of the Company's common stock.

      The SIM. On May 31, 1994 the Company entered into a non-binding letter of intent (the "Letter of Intent") to acquire a 51% ownership interest in Borgonuovo SIM S.p.A. (the "SIM"), an Italian company with principal offices located in Milan engaged in the brokerage and asset management business. A SIM is the Italian equivalent of a U.S. securities brokerage and investment advisory firm. The purchase price for the 51% interest in the SIM was approximately $2,000,000 (US). Although the Letter of Intent contemplated the purchase of the full 51% interest in the SIM at one time at the Closing (as defined below), the Company acquired an aggregate of 14% of the issued and outstanding capital stock of the SIM, in increments, between the execution of the Letter of Intent and the execution of a definitive purchase agreement, for a pro-rata portion of the approximately $2,000,000 (US) purchase price for the full 51% interest. On September 12, 1994, there was a simultaneous execution and closing (the "Closing") of a Stock Purchase Agreement, by and among the Company, Kialu S.r.l., an Italian company (the "SIM Stockholder") and Alessandro Bassetti ("Bassetti") , an individual residing in Milan (the "Stock Purchase Agreement") with respect to the acquisition by the Company of the additional 37% interest in the SIM for the balance of the $2,000,000 U.S. purchase price, so that on September 12, 1994 the Company became the owner of a 51% interest in the SIM. The Stock Purchase Agreement granted to the SIM Stockholder the right to put the remaining 49% interest in the SIM (which includes the shares owned by Mr. Bassetti's uncle) to the Company from and after the three year anniversary date of the Closing. The put option entitles the SIM Stockholder to put the 49% of the stock of the SIM to the Company at a purchase price of 49% of the net book value of the SIM at the time of the exercise of the put option.

      Owing to disagreements with management of the SIM and the SIM's poor performance, this investment was written off in its entirety during 1995. The Company is presently evaluating its options with respect to proceeding against the SIM Shareholder.

      Investment in PEMP - In September 1994 the Company, through IMMO Distribution, made a passive investment of approximately $600,000 in PEMP Investment Advisers, Inc. ("PEMP"), a company with offices in Montreal which offers financial and tax planning services to private individuals and entities. For its initial investment in PEMP, IMMO Distribution acquired a PEMP "network" consisting of a randomly chosen group of PEMP clients, and was entitled to receive a percentage of the annual financial management and other fees paid to PEMP by the clients included in IMMO Distribution's "network." The investment in PEMP's network was converted by IMMO Distribution into a loan in December 1994 with a variable rate of interest. This loan was converted into 800,000 shares of the preferred stock of PEMP in June 17, 1995, which preferred shares are entitled to an annual cumulative fixed dividend at the rate of 10% per annum. Although Mr. Mortara has had prior business dealings with PEMP, neither Mr. Mortara, nor any officer or director of the Company, is an affiliate of PEMP. During 1996, certain parties affiliated with PEMP had agreed to redeem all such shares for the amount of $600,000, which has not been accomplished as of the date of this Report. Accordingly, effective August 1, 1996, the Company wrote down this investment in its entirety. Nonetheless, the Company does anticipate liquidating this investment before December 31, 1997, although there can be no assurance that any such sale may be made nor that the Company will receive the full redemption amount originally promised.

Financings

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

      The Regulation D Offering

      The Company conducted an offering of units of its debt and equity securities in accordance with Regulation D promulgated under the Securities Act of 1933 from June 1994 through January 31, 1995 (the "Regulation D Offering") primarily to raise funds needed by the Company to acquire the SIM. In the Regulation D Offering, the Company sought to raise up to $2,500,000 by the sale of up to 50 Units (the "Units") at a price of $50,000 per Unit, each Unit consisting of one $50,000 six month note bearing interest at a rate of 12% per annum (the "Reg D Notes") and 1,250 shares of the Common Stock of the Company, $.001 par value per share (the "Common Stock"). The Company sold an aggregate of
39.5 Units in the Regulation D Offering, with an aggregate of $1,975,000 in proceeds for the Company raised in such offering in consideration for the issuance of $1,975,000 in face amount of the Reg D Notes and 49,375 shares of Common Stock. Baraban Capital Corporation ("BCC"), an investment banking firm and former affiliate of the Company, guaranteed payment of principal and interest on the Reg D Notes. Baraban Securities Incorporated, a broker-dealer and former affiliate of the Company ("BSI") acted as the broker-dealer with respect to the offering of the Units. In consideration for such activities BSI received a sales commission of 10% on the Units sold and a nonaccountable expense allowance equal to 3% on the Units sold. BSI also received 500 shares of Common Stock of the Company for each Unit sold in the Regulation D Offering, or an aggregate of 19,750 shares of Common Stock. See Item 12 - "Certain Relationships and Related Transactions."

      An aggregate of $1,775,000 in principal amount and $53,250 of accrued but unpaid interest became due and payable on the Reg D Notes on April 4, 1995, and the Company was unable to pay such amounts, and accordingly, defaulted in the repayment of the Reg D Notes. Societe Financiere du Seujet, an affiliate of Riccardo Mortara, the Chief Executive Officer and a director of the Company, agreed to deliver to the holders of the Reg D Notes which have become due and payable, in exchange for the surrender and cancellation of such Reg D Notes, one-half of the principal amount due on such Reg D Notes, all of the accrued and unpaid interest on such Reg D Notes through April 4, 1995 and a new promissory note for one-half of the original principal amount on such Reg D Notes ("New Notes"). During the period from April 4, 1995 through June 30, 1996, an additional 60% of the principal amount and all accrued interest through June 30, 1996 was paid on the New Notes. In May 1997, following the sale of the Bensenville Properties, the Company arranged with its counsel to pay off the full principal balance of the New Notes together with all accrued interest through such date and escrowed with counsel sufficient funds to effectuate such payment.

Employees

      The Company currently has no employees other than its officers and directors who devote as much time as they believe necessary to carry out the affairs of the Company. Inoteb currently has 12 employees, all of whom are full time. Nasser Nassiri, a director of the Company, has been rendering services on a full-time basis to Inoteb since January 1, 1997, in an effort to help it streamline operations, cut costs and strengthen management. Mr. Nassiri has not received compensation for such services.

Item 2. Description of Property.

      On October 15, 1996, Cabestan entered into an agreement with Brooklyn Roads, Ltd., an

Ontario corporation ("Buyer") based in Toronto pursuant to which Buyer agreed to acquire the fee interest in the Bensenville Properties for an aggregate consideration of $6,800,000. The consideration for the property was to be payable in part by the assumption of an existing first mortgage loan ("Mortgage") on the property in the approximate amount of $4,750,000, and the balance in cash at closing. There was no prior relationship between the Company and Buyer. The agreement was amended on January 30, 1997 (the "Amendment") to provide for a reduction in the purchase price to $6,675,000 and to add certain minimum rent guarantees. In February 1997, Buyer's rights under the agreement, as amended, were assigned to Carbrook LLC, a Minnesota limited liability company.

      The transaction closed on February 18, 1997. The total consideration for the sale was $6,675,000. The purchase price was funded partly in cash and partly by assumption of the Mortgage whose balance at the time was $4,747,982. Of the cash proceeds of the sale (approximately $1,515,000) an aggregate of $442,423 were escrowed with the title insurance company pending issuance of three letters of credit, two (in the aggregate amount of $430,000) to secure certain rent guarantee obligations set forth in the Amendment and one which replaces a letter of credit previously issued to secure one of the leases on the Bensenville Properties. Not included in the sale was Cabestan's 9.3% special limited partnership interest in BAL. BAL, the former owner of the Bensenville Industrial Park, is now the owner of three parcels of undeveloped land including a 5-acre tract called Bensenville #16 and two additional parcels of 4.9 and 2.76 acres.

      The Bensenville Properties sold to Carbrook comprise an aggregate of 158,791 square feet of office and warehouse space on 10.33 acres, and are part of the 14 building Bensenville Industrial Park located in Bensenville, Illinois near Chicago's O'Hare Airport. The industrial park contains an aggregate of 1,967,698 square feet of rentable space on 125 acres and was developed by Trammel Crow Company. In December 1993, 12 of the 14 buildings in the Bensenville Industrial Park were sold by BAL to a single purchaser, and the remaining two buildings, the Bensenville Properties, were distributed to BIP as a partnership distribution in lieu of cash. BIP ultimately transferred such buildings to Cabestan.

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

Item 3. Legal Proceedings.

      On July 25, 1997, the United States Securities and Exchange Commission ("Commission") filed a complaint in the United States District Court for the District of Columbia against the Company alleging that the Company had failed to file its Annual Report on Form 10-KSB for the year ended December 31, 1996, two Quarterly Reports on Form 10-QSB for the fiscal quarters ended September 30, 1996 and March 31, 1997, and five Notifications of Late Filing with respect to its delinquent reports. The Commission sought to compel the Company to file its delinquent periodic reports and to enjoin the Company from any further violations of Section 13(a) of the Exchange Act and Rules 12b-25, 13a-1 and 13a-13 thereunder. Simultaneously with the filing of the Commission's complaint, the Company consented to the entry of a Final Judgment granting the relief sought by the Commission and admitted that it had not filed the periodic reports as described above. The within Annual Report is one of the reports whose filing the Commission sought to compel and, pursuant to the terms of the Final Judgment and the Company's undertaking with the Commission, the remaining delinquent report is to be filed by the Company no later than August 15, 1997.

Item 4. Submission of Matters to a Vote of Security Holders.

            None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      At December 31, 1996 there were 7,242,722 shares of the Company's Common Stock issued and outstanding. A significant portion of the outstanding shares of the Company are subject to resale restrictions and, unless registered under the Securities Act of 1933 (the "Act"), or exempted under another provision of the Act, will be ineligible for sale in the public market. Sales of substantial amounts of the Common Stock of the Company which are presently restricted in the public market could adversely affect prevailing market prices.

      The following table sets forth information regarding the high and low bid and asked price for the Company's common stock as reported by NASDAQ on the Electronic Bulletin Board. Such prices no not necessarily reflect actual transactions and do not include retail mark-up, mark-down or commissions. The prices set forth below are per share.

--------------------------------------------------------------------------------
Quarter                High Bid      Low Bid       High Ask        Low Ask
--------------------------------------------------------------------------------
March 31, 1996              9           6.5            10           6.875
--------------------------------------------------------------------------------
June 30, 1996            8.25          6.75         8.875           7.125
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
September 30,            8.25          6.75         8.375               7
1996
--------------------------------------------------------------------------------
December 31,             7.25          4.25          7.75            4.75
1996
--------------------------------------------------------------------------------

Holders

      As of December 31, 1996 there were approximately 111 holders of record of the shares of the Company's common stock.

Dividends

      The Company has paid no cash dividends on its equity securities to date and does not anticipate the payment of cash dividends on its equity securities in the near future. The Company paid a dividend of one share of its common stock for each three shares owned on December 18, 1995 and paid, in December 1996, another stock dividend of one share for each three shares owned as of November 6, 1996.

Item. 6. Management's Discussion and Analysis of Business and Results of
         Operations

      This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as several other parts of this Annual Report on Form 10-KSB, contain forward-looking statements and information that involve significant risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking statements and information. Factors that may cause such differences may not be foreseeable by the company at this time. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

Results of Operations

      Total revenues from continuing operations for the year ended December 31, 1996 ("FY 1996") were $325,071 as opposed to $22,516 for the year ended December 31, 1995 ("FY 1995"). This increase was due principally to the effect of the inclusion of Inoteb from July 1, 1996, the effective date of the acquisition. The net loss for FY 1996 was $1,660,697 as opposed to $4,349,611 in FY 1995. This was due to the presence in the FY 1995 loss of two discontinued items, the write down of the Company's entire interest in the SIM ($1,925,995) and its partial write down ($1,626,186) of its interest in the Cabestan properties. Excluding these discontinued items and the non-recurring write down during FY 1996 of the Company's investment in PEMP ($600,000), the loss from continuing operations for FY 1995 would be $953,045 as compared to $1,073,903 for FY 1996. Operating expenses increased significantly (by $540,000) in FY 1996 due to the consolidation of

Inoteb's expenses from July 1, 1996, the effective date of the acquisition. The pro forma loss from continuing operations as though Inoteb had been acquired at the beginning of FY 1995 would have been $2,172,028 (FY 1996) and $427.269 (FY
1995).

Financial Condition, Liquidity and Capital Resources

      The Company's liquidity was diminished somewhat during FY 1996 as opposed to FY 1995, but rebounded significantly in early 1997. The Company's cash position dropped from $429,081 at December 31, 1995 to $9,142 at December 31, 1996, primarily as a result of the use of cash to pay down accounts payable (accounts payable having dropped from $1,835,462 to $893,970 as of such dates). Despite the consolidation of Inoteb and its payables, the Company reduced total current liabilities from $2,438,453 at December 31, 1995 to $1,666,570 at December 31, 1996, a reduction of $771,883. The Company's liquidity was helped by the infusion of an additional $1,000,000 into the Company (through January
1997) in connection with the conversion of its Series A Preferred Stock and, more significantly, in February 1997 when the Company sold the Bensenville Properties and realized net cash proceeds of approximately $1,515,000. Following such sale, the Company escrowed with its counsel approximately $575,000 in order to redeem in full its obligations on the Reg D Notes. Management believes that the proceeds of such sale, net of amounts utilized to pay the Reg D Notes, will be sufficient to fund the Company's operations through December 31, 1997.

      The Company has, however, significant cash needs on an ongoing basis during the short and medium term, resulting primarily from the Company's obligations to raise funds for Inoteb's research and development and its obligation to use 3H's profits to do so. The Company has received indications of interest from certain European financial institutions for substantial investments in the Company but has not yet entered into any agreement therefor. No assurance can be had that these investments will be made. The Company's working capital at the end of FY 1996 amounted to $1,088,879 as opposed to a deficit of $2,007,987 for FY 1995.

Current Plans of the Company

      The Company intends to focus on the marketing and development of its BioCoral and related products. To obtain approval for the sale of such products in the United States will require a significant expenditure of capital over a long period of time. The Company anticipates realizing some revenues from the sale of BioCoral products in 1997, and will also enable Inoteb to utilize some of the Company's resources to help promote sales of the products. It is hoped that such revenues can also be applied to the costs of obtaining FDA approval for the products. The Company has entered into arrangements with two entities, each of which is significantly better capitalized than the Company, to share certain of such costs; however, there can be no assurance that such approval will be obtained or that the Company will have sufficient funds to obtain such approval, third party participations notwithstanding. If such is the case, the Company will focus on the European market and will explore other markets as well.

      Specifically, the Company intends to continue to explore a variety of potential applications for its products on a number of different fronts. First, regarding the autologous glue, the Company intends to clinically test the product with a number of well-known plastic surgeons utilizing same in their practices in Europe. The Company anticipates that the initial clinical uses will be in the facial and reconstructive plastic surgery areas. Testing is expected to commence later in 1997, with a view towards beginning commercial development of the product in Europe during 1998. Second, regarding osteoporosis, the Company intends to continue expanding the osteodensimatic screening and surgical implants, the results of which have been highly successful. The Company intends, through the use of a large European-based clinic, to expand the clinical trials on a wider group of patients. It is anticipated that, if clinically proven, this unique combination will alter the current methodology of treatment of osteoporosis. Third, the Company will continue to develop, through its supply contracts with third parties, the potential for use of its product in conjunction with growth factor with a view toward ultimate FDA approval of same for sale in the American market.

Special Note Regarding Forward-Looking Statements

Statements contained in various portions of this Annual Report on Form 10-K (including, without limitation, this Item 6 and Item 1) regarding, among other things, the dates upon which the Company anticipates commencing clinical trials for certain of its products or receiving certain revenues or proceeds constitute forward-looking statements under the Federal securities laws. Such statements are subject to certain risks and uncertainties that could cause the actual timing of such revenues, clinical trials or other events to differ materially from those projected. With respect to such dates, the Company's management has made certain assumptions regarding, among other things, timeliness in payment by the parties with which it deals, the successful and timely completion of pre-clinical tests, obtaining certain approvals of the clinical trials from the FDA, the availability of adequate clinical supplies, the absence of delays in patient enrollment and the availability of adequate capital resources necessary to complete the clinical trials. The Company's ability to commence clinical trials on the dates anticipated is subject to certain risks and the Company's ability to recognize revenue is subject to both ordinary and extraordinary business risks. Undue reliance should not be placed on the dates on which the Company anticipates recognizing revenues or commencing clinical trials. These estimates are based upon the current expectations of Company's management, which may change in the future due to a large number of potential events, including unanticipated future developments.

Item 7. Financial Statements.

        Attached.

Item 8. Changes In and Disagreement with Accountants on Accounting and Financial Disclosure :

        None.

      PART III

Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

      The following is certain information with respect to directors, executive officers and key employees of the Company as of June 30, 1997:

      Riccardo Mortara, Age 50, Chairman of the Board, Chief Executive Officer and a Director

      Nasser Nassiri, Age 34, Secretary, Treasurer and a Director

      Each of such persons was elected or appointed for a one-year term to serve and hold office until their respective successors are elected or appointed.

      Riccardo Mortara is the general manager and director of Societe Financiere du Seujet, Geneva, Switzerland, a company that provides portfolio management and financial services to banks, corporations and high-net-worth individuals primarily in Europe. He is also president of Development Bancorp, Ltd., a US publicly-traded investment banking concern. From 1989 to 1991, Mr. Mortara served as the president of a financial services company listed on the Alberta Stock Exchange. Between the years 1984 and 1991, Mr. Mortara was a director of a Geneva private portfolio management company of which he is still a co-owner. Mr. Mortara serves on the boards of five financial services companies. He holds a Masters of Engineering degree from the Polytechnical University of Turin, Italy.

      Nasser Nassiri is and has been for more than the last five years, a private investor, financial advisor to family investment companies and pharmaceutical businesses in the Middle East, and a director of various publicly and privately held companies worldwide. Mr. Nassiri is based in Paris. In addition, Mr. Nassiri serves as Managing Director of Starratt Resources (Clarendon) Ltd., a Canadian corporation, and acts as financial consultant to its parent corporation, Starratt Resources Ltd., a publicly-held Canadian corporation involved in the production of minerals. From 1994 until 1995, Mr. Nassiri was also a director of Central Asia Goldfields, a publicly-held Canadian metals mining company. From 1990 until 1994, Mr. Nassiri was a director of Contact World Paris, a privately-held international electronics company. From 1983 to 1987, Mr. Nassiri was a director of Prak Management, a privately-held Middle East - based oil and gas holding company.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock to file with the Securities Exchange Commission initial reports of stock ownership and reports of changes in stock ownership. Due to administrative oversight, Mr. Mortara was late in reporting, during four months, certain changes in beneficial ownership which occurred in 1996. Also due to administrative oversight, Mr. Nassiri was late in reporting his initial statement of beneficial ownership, and two statements of changes in such position during 1996.

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

      On June 10, 1996, the Company granted to each of Riccardo Mortara and Nasser Nassiri, options for each of them to purchase up to 125,000 shares of the Company's common stock at an exercise price of $7.75 per share. The consideration for the grant of such options was their continued service as directors of the Company. The options are now exercisable to purchase 166,250 shares (each) at $5.82 per share. The options are exercisable at any time during the five year period following their grant. The option exercise price was the market price of the shares of the Company's common stock on the date of grant.

      On December 31, 1996, the Company granted to each of Riccardo Mortara and Nasser Nassiri, options for each of them to purchase up to 325,000 shares of the Company's common stock at an exercise price of $3.75 per share. The consideration for the grant of such options was their continued service as directors of the Company. The options are exercisable at any time during the five year period following their grant. The option exercise price was below the market price of the shares of the Company's common stock on the date of grant.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth information, as of January 31, 1997, relating to the beneficial ownership of the Company's Common Stock by those persons beneficially holding more than 5% of the Company's Common Stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group. Unless otherwise indicated, the address for each person listed below is in care of the Company.

--------------------------------------------------------------------------------
Name and Address                 Amount and Nature of           Percent of Class
                                 Beneficial Ownership
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Riccardo Mortara                       1,474,250 (1)                  19.9
--------------------------------------------------------------------------------
Nasser Nassiri                           491,250 (2)                   6.6
--------------------------------------------------------------------------------
All Officers/Directors as a            1,965,500                      26.5
Group (2 persons)
--------------------------------------------------------------------------------

(1) Excludes 125,805 shares owned by Societe Financiere du Seujet, an affiliate of Riccardo Mortara, as nominee. Mr. Mortara disclaims any beneficial ownership of any such shares. Includes 491,250 immediately exercisable options and 983,000 shares owned by Ofinco, S.A., a Panamanian corporation owned by Mr. Mortara. ***

(2)   Includes 491,250 immediately exercisable options.

      ***As of March 29, 1996, Riccardo Mortara, through Ofinco S.A., the assignee of Dremer, owned 1000 shares of the Company's Series A Preferred Stock representing all such outstanding shares. On March 29, 1996 the Board of Directors of the Company agreed to a proposal by Ofinco to convert all such preferred shares to 1,000,000 common shares, conditioned upon Ofinco infusing an additional $1,000,000 into the Company. Such conversion was effectuated in its entirety by January 1997.

Item 12. Certain Relationships And Related Transactions.

      During 1996, the Company reimbursed Riccardo Mortara, its Chairman and a director, an aggregate of $432,061 for expenses theretofore incurred by him in connection with the Company's business. In addition, during 1996, the Company granted stock purchase options to each of Riccardo Mortara and Nasser Nassiri. See Item 10 - "Executive Compensation".

      The Company acquired 3H from two entities which are clients of Societe Financiere du Seujet, the financial services company of which Riccardo Mortara, a director of the company and its Chairman, is the owner. Mr. Mortara did not receive any compensation in connection with such acquisition, and Mr. Mortara disclaims any beneficial ownership of either of such entities or of any of the Company's securities owned by such entities. See Item 1 - "Business Background".

      A company owned and controlled by Riccardo Mortara received 1,000 shares of the Series A Preferred Stock of the Company for services rendered by it to the Company. Services rendered included the negotiation and structuring of the acquisition of the Bensenville Properties by Cabestan, and the negotiation and structuring of the acquisition by the Company of Cabestan. At various times through January 1997, all such shares of Series A Preferred Stock were converted into shares of common stock. See "Business- Discontinued Operations".

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

      (b) Reports on Form 8-K. -- May 23, 1996 and October 15, 1996.

                         BIOCORAL, INC. AND SUBSIDIARIES

                                    I N D E X

                                                                        PAGE
                                                                        ----

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                               F-2/3

CONSOLIDATED BALANCE SHEETS
  DECEMBER 31, 1996 AND 1995                                            F-4

CONSOLIDATED STATEMENTS OF OPERATIONS
  YEARS ENDED DECEMBER 31, 1996 AND 1995                                F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  YEARS ENDED DECEMBER 31, 1996 AND 1995                                F-6/7

CONSOLIDATED STATEMENTS OF CASH FLOWS
  YEARS ENDED DECEMBER 31, 1996 AND 1995                                F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-9/22

                                    *   *   *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
  Stockholders
BioCoral, Inc.

We have audited the accompanying consolidated balance sheets of BIOCORAL, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 financial statements of Inoteb SA, a 56%-owned subsidiary, which statements reflect total assets of $1,080,000 as of December 31, 1996 and loss from continuing operations of $772,000 for the period from July 1, 1997 (date of acquisition) through December 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Inoteb SA as of December 31, 1996 and for the period from July 1, 1997 through December 31, 1996, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioCoral, Inc. and Subsidiaries as of December 31, 1996 and 1995, and their results of operations and cash flows for the years then ended, in conformity with generally accounting principles.

                                        J.H. COHN LLP

Englewood Cliffs, New Jersey
June 18, 1997

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
  Stockholders
Inoteb SA

We have audited the consolidated balance sheet of INOTEB SA (a French corporation) AND SUBSIDIARY as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from July 1, 1996 (the effective date of the Company's acquisition by BioCoral, Inc.) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inoteb SA and Subsidiary as of December 31, 1996, and their results of operations and cash flows for the period from July 1, 1996 to December 31, 1996, in conformity with generally accounting principles in the United States.

                                           CONSULTAUDIT S.A.

Paris, France
May 31, 1997

                         BIOCORAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                      ASSETS                           1996             1995
                                                   ------------    ------------
Current assets:
   Cash                                            $      9,142    $    429,081
   Accounts receivable, net of allowance for
     doubtful accounts of $261,300                      153,700
   Inventories                                          251,100
   Other current assets                                 202,500           1,385
   Net assets of discontinued operations              2,139,007
                                                   ------------    ------------
        Total current assets                          2,755,449         430,466
Property and equipment, net of accumulated
   depreciation of $98,100                              226,936
License fees, net of accumulated amortization
   of $160,956 and $61,906                            1,324,794       1,423,845
Investment in nonmarketable securities                                  600,000
Net assets of discontinued operations                                 2,125,802
Goodwill, net of accumulated amortization of
  $16,000                                               153,984
Other assets                                             24,412           1,542
                                                   ------------    ------------
        Totals                                     $  4,485,575    $  4,581,655
                                                   ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt               $    255,100
   Notes payable                                        517,500    $    517,500
   Accounts payable and accrued liabilities             893,970       1,835,462
   Payables to related parties                                           85,491
                                                   ------------    ------------
        Total current liabilities                     1,666,570       2,438,453
Long-term debt, net of current portion                  786,500
                                                   ------------    ------------
        Total liabilities                             2,453,070       2,438,453
                                                   ------------    ------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 1,000,000
     shares authorized; 300 and 1,000 shares
     issued and outstanding,                                                  1
   Common stock, $.001 par value; 20,000,000
     shares authorized; 7,242,722 and 5,913,316
     shares issued and outstanding                        7,243           5,913
   Additional paid-in capital                        12,080,191       9,394,020
   Accumulated deficit                               (8,917,429)     (7,256,732)
   Unearned compensation                             (1,137,500)
                                                   ------------    ------------
        Total stockholders' equity                    2,032,505       2,143,202
                                                   ------------    ------------
        Totals                                     $  4,485,575    $  4,581,655
                                                   ============    ============

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                       1996             1995
                                                   ------------    ------------
Revenues:
   Sales                                           $    250,300
   Other income                                          74,771    $     22,516
                                                   ------------    ------------
        Totals                                          325,071          22,516
                                                   ------------    ------------
Operating expenses:
   Cost of sales                                        142,300
   Research and development                             297,600
   Interest                                             114,101         440,647
   Depreciation of property and equipment                98,100
   Professional fees                                    294,708         348,215
   Other operating expenses                             569,390         186,699
                                                   ------------    ------------
        Totals                                        1,516,199         975,561
                                                   ------------    ------------
Loss before other expenses (credits)                 (1,191,128)       (953,045)

Other expenses (credits):
   Loss on disposal of investment in
     non-marketable securities                         (600,000)
   Minority interest in loss of subsidiary              117,225
                                                   ------------    ------------
Loss from continuing operations                      (1,673,903)       (953,045)
                                                   ------------    ------------
Discontinued operations:
   Real estate:
     Income from operations                             213,206         155,615
     Loss on disposal                                  (200,000)     (1,626,186)
                                                   ------------    ------------
                                                         13,206      (1,470,571)
   Brokerage:
     Loss on disposal                                                (1,925,995)
                                                   ------------    ------------
Income (loss) from discontinued operations               13,206      (3,396,566)
                                                   ------------    ------------
Net loss                                           $ (1,660,697)   $ (4,349,611)
                                                   ============    ============

Loss per common share:
   Loss from continuing operations                 $       (.29)   $       (.38)
   Loss from discontinued operations                                      (1.35)
                                                   ------------    ------------
      Net loss per common share                    $       (.29)   $      (1.73)
                                                   ============    ============
Weighted average common shares outstanding            5,679,046       2,517,613
                                                      =========       =========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                           Preferred Stock         Common Stock
                           ----------------      ----------------
                           Number                Number                Additional                       Total
                             of                    of                   Paid-In      Accumulated     Stockholders'
                           Shares    Amount      Shares     Amount      Capital        Deficit          Equity
                           ------    ------      ------     ------     ----------    -----------     -------------
Balance, January 1,
   1995                    1,000       $1       2,067,377   $2,067     $7,027,459    $(2,907,121)     $ 4,122,406
Cancellation of
   common shares issued
   in 1994                                        (15,798)     (16)            16
Issuance of common
   stock in connection
   with Regulation
   D debt offering                                 12,444       12             (5)                              7
Sales of common
   stock through
   Regulation S
   offering, net of
   issuance costs                                 471,514      472      2,369,128                       2,369,600
Issuance of common
   stock in
   acquisition
   of subsidiary                                1,422,223    1,422           (622)                            800
Issuance of common
   stock in terminated
   acquisition
   (cancelled in 1996)                          1,955,556    1,956         (1,956)
Net loss                                                                              (4,349,611)      (4,349,611)
                           -----       --       ---------   ------     ----------    -----------      -----------
Balance, December
   31, 1995                1,000       $1       5,913,316   $5,913     $9,394,020    $(7,256,732)     $ 2,143,202
                           =====       ==       =========   ======     ==========    ===========      ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                         Preferred Stock     Common Stock
                         ---------------   ----------------
                         Number            Number               Additional                                   Total
                           of                of                  Paid-In      Accumulated   Unearned      Stockholders'
                         Shares   Amount   Shares     Amount     Capital        Deficit    Compensation      Equity
                         ------   ------   ------     ------    ----------    -----------  ------------   -------------
Balance, January 1,
   1996                  1,000      $1    5,913,316  $ 5,913   $ 9,394,020   $(7,256,732)                $ 2,143,202
Proceeds from sale
   of common stock                          266,667      267       619,733                                   620,000
Cancellation of
   preferred stock
   in connection
   with sale of
   common stock           (700)     (1)     933,333      933       699,068                                   700,000
Cancellation of
   common stock in
   connection with
   terminated
   acquisition                           (1,711,110)  (1,711)        1,711
Common stock issued
   to acquire 56% of
   Inoteb SA                              1,840,516    1,841       228,159                                   230,000
Issuance of
   compensatory
   stock options                                                 1,137,500                 $(1,137,500)
Net loss                                                                      (1,660,697)                 (1,660,697)
                         -----      --    ---------  -------   -----------   -----------   -----------    -----------
Balance, December 31,
   1996                    300      $-    7,242,722  $ 7,243   $12,080,191   $(8,917,429)  $(1,137,500)  $ 2,032,505
                         =====      ==    =========  =======   ===========   ===========   ===========   ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                       1996             1995
                                                   ------------    ------------
Operating activities:
   Net loss                                        $ (1,660,697)   $ (4,349,611)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation of property and equipment              98,100
     Amortization of other assets                       115,051          61,906
     Write-off of nonmarketable securities              600,000
     Minority interest in loss of subsidiary           (117,225)
     (Income) loss from discontinued
        operations                                      (13,206)      3,396,565
     Changes in operating assets and
        liabilities:
        Accounts receivable                             160,600
        Inventories                                      66,600
        Other current assets                            247,027          35,431
        Other assets                                        630          52,696
        Accounts payable and accrued
          liabilities                                (1,235,192)        414,857
                                                   ------------    ------------
            Net cash used in operating
               activities                            (1,738,312)       (388,156)
                                                   ------------    ------------
Investing activities:
   Net cash acquired in purchase of Inoteb SA           259,000
   Capital expenditures                                 (99,936)
   Initial licensing fee payment                                       (396,000)
   Advances from related party                          (85,491)         25,801
                                                   ------------    ------------
            Net cash provided by (used in)
               investing activities                      73,573        (370,199)
                                                   ------------    ------------
Financing activities:
   Proceeds from sale of common stock                 1,320,000       2,370,407
   Principal payments on short-term obligations                      (1,282,500)
   Principal payments on long-term obligations          (75,200)
                                                   ------------    ------------
            Net cash provided by financing
               activities                             1,244,800       1,087,907
                                                   ------------    ------------
Net increase (decrease) in cash                        (419,939)        329,552
Cash, beginning of year                                 429,081          99,529
                                                   ------------    ------------
Cash, end of year                                  $      9,142    $    429,081
                                                   ============    ============
Supplemental disclosure of cash flow data:
   Interest paid                                   $    111,493    $    119,337
                                                   ============    ============

See Notes to Consolidated Financial Statements.

                           BIOCORAL, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies:

              Business:

                BioCoral, Inc. ("BioCoral") was originally incorporated under the laws of the State of Delaware on May 4, 1992 as Hermeneutics Corporation (it was also formerly named IMMO-Finance Corporation). BioCoral was originally organized to be a "blind pool" or "blank check company" for the purpose of either merging with or acquiring an operating company. BioCoral was a "development stage company" for accounting purposes until March 25, 1994 when it acquired all of the issued and outstanding stock of Cabestan, Inc. ("Cabestan"), which concurrently acquired commercial real estate properties from a commonly controlled related party. As further explained below and in Notes 12 and 13, the Company entered into an agreement to sell its real estate properties in October 1996 and consummated the sale in February 1997. Accordingly, the results of the real estate operations (including the write-down of the carrying values of the properties to their estimated net realizable values as of December 31, 1995) have been shown separately as discontinued operations in the accompanying consolidated statements of operations. The net assets of the discontinued real estate operations have also been reclassified and shown separately in the accompanying consolidated balance sheets.

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):

              Business (concluded):

                During 1995, BioCoral acquired 3H Human Health Hightech Public Limited Company ("3H"), another Irish corporation, which intends to develop biomaterials operations, whereby it will market bone substitute materials made from coral and other orthopedic, oral and maxillofacial products (see Note 2). Such products will be marketed outside the United States. During 1995, 3H acquired the worldwide licensing rights, exclusive of the rights in France, for the marketing of certain bone substitute products under the name BioCoral (see Note 5). BioCoral also obtained an option to acquire a controlling interest in the licensor, Inoteb SA ("Inoteb"), a French medical products manufacturer and developer. As of December 31, 1996, 3H had not generated any significant amounts of revenues or expenses from biomaterials operations.

                In July 1996, BioCoral exercised its option and issued 1,840,516 shares of its common stock to acquire 51.5% of the common stock of Inoteb and bonds that were converted prior to December 31, 1996 into an additional 4.5% of its common stock (see Note 2). The acquisition was accounted for as a purchase and the results of Inoteb's operations have been consolidated from July 1, 1996, the effective date of the acquisition.

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

                In November 1995, the Company agreed to sell 266,667 shares of common stock to an affiliate for total cash consideration of $1,080,000 (or $4.05 per share), of which $460,000 was paid for 113,580 shares in 1995 and $620,000 was paid for 153,087 shares in 1996. (The Company recorded the issuance of all 266,667 shares during 1996).

                During 1996, the Company received $700,000 in connection with the issuance of 933,333 shares of common stock to a company controlled by Mr. Mortara and the cancellation of 700 shares of preferred stock (see Note 10).

              Basis of presentation:

                The Company incurred significant losses from continuing and discontinued operations for the years ended December 31, 1996 and 1995. As a result, the Company had an accumulated deficit of $8,917,429 at December 31, 1996. The Company will need additional working capital to develop profitable biomaterials operations. In the absence of mitigating circumstances, these matters would raise substantial doubts about the Company's ability to continue as a going concern.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):

              Basis of presentation (concluded):

                During January 1997, the Company received $300,000 in connection with the issuance of additional shares of common stock to a company controlled by Mr. Mortara and the cancellation of the remaining shares of its preferred stock (see Note 10). The Company also received net proceeds of approximately $1,515,000 from the sale of its real estate properties in February 1997 (see Note 12), of which $430,000 was deposited in escrow to secure certain minimum rent guarantees made to the purchaser. As a result, management believes that the Company will be able to continue to operate through at least December 31, 1997; however, management believes that the Company probably will need to raise additional funds for working capital and other purposes through additional debt or equity financing to sustain and expand its operations thereafter. Management cannot assure that such financing will be available.

              Principles of consolidation:

                The consolidated financial statements include the accounts of BioCoral and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                The Company initially recorded $117,225 as minority interest in connection with the purchase of Inoteb in July 1996. The minority interest in Inoteb's net loss during the period from July 1, 1996, the effective date of acquisition, through December 31, 1996 exceeded the minority interest initially recorded and, accordingly, the Company's net loss for 1996 includes the net loss of Inoteb in excess of $117,225. As a result, subsequent income earned by Inoteb, if any, will be allocated entirely to the Company until such time as the Company recovers the excess losses that were not charged to the minority interest.

              Use of estimates:

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

              Cash:

                At December 31, 1996 and 1995, substantially all of the Company's cash was held in foreign banks.

              Inventories:

                Inventories are stated at the lower of cost, determined on the first-in, first-out ("FIFO") method, or market.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):

              Impairment of long-lived assets:

                Effective as of January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. The adoption of SFAS 121 had no material effect on the accompanying consolidated financial statements.

              Property and equipment:

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

              Advertising:

                The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were not material in 1996 and 1995.

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

              Reclassifications:

                Certain accounts in the 1995 consolidated financial statements have been reclassified to conform with 1996 presentations.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisitions and newly formed entities:

              Cabestan was formed in February 1994 for the purpose of owning and operating commercial real estate. On March 25, 1994, Cabestan purchased land, two buildings and a 9.3% interest in a limited partnership that owns undeveloped land from Bensenville Industrial Park, L.P ("BIPLP"), a commonly controlled company, for the payment of $5,544,000 in cash and the assumption of a $4,875,998 mortgage note on the acquired buildings. Mr. Mortara, a principal stockholder of the Company, is an executive officer and sole director of BIPA, Inc., the general partner of BIPLP. The acquisition was accounted for as a purchase. The purchase price of $9,858,237 exceeded BIPLP's historical cost of the properties by $1,562,275 which was, effectively, a distribution to a related party for financial accounting purposes and, therefore, charged directly to stockholders' equity.

              In October 1996, the Company effectively decided to discontinue its real estate operations and entered into an agreement to sell Cabestan's land and buildings which was consummated in February 1997 (see Notes 1 and 12). The carrying value of Cabestan's property and equipment was reduced to estimated net realizable value, pursuant to SFAS 121, based on the terms of the 1996 sales agreement through a write-down of $1,626,186 in September 1995, and other assets were written down by $200,000 in 1996 (see Note
              13).

              On September 12, 1994, the Company completed the acquisition of 51% of the SIM in a business combination accounted for as a purchase (see Note 1). The purchase price was $2,043,026 which exceeded the fair value of the net assets acquired by $1,281,018. The Company discontinued its brokerage operations, abandoned the related assets and recognized a loss on such disposal of $1,925,995 effective as of January 1, 1995 (see Note 13).

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

              The Company valued the shares issued to acquire Inoteb at $230,000 or $.125 per share. Total acquisition costs were allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition, with the excess of the cost over such fair values allocated to goodwill, as shown below:

                Cash                                                $   259,000
                Accounts receivable                                     314,300
                Inventories                                             317,700
                Other current assets                                    448,142
                Property and equipment                                  225,100
                Goodwill                                                169,984
                Other assets                                             23,500
                Account payable and accrued expenses                   (293,701)
                Long-term debt                                       (1,116,800)
                Minority interest                                      (117,225)
                                                                    -----------

                  Cost of acquisition                               $   230,000
                                                                    ===========

              The following unaudited pro forma information shows the results of continuing operations for 1996 and 1995 as though Inoteb had been acquired at the beginning of 1995:

                                                         1996           1995
                                                      ----------     ----------
                Revenues                             $   700,471    $ 1,029,716
                Loss from continuing operations       (2,172,028)      (427,269)
                Loss per common share                       (.32)          (.10)
                Weighted average common shares
                  outstanding                          6,863,669      4,358,129

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income taxes:

              As of December 31, 1996, the Company had net operating loss carryforwards of approximately $2,712,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2011. Due to changes in the ownership of the Company, the utilization of these loss carryforwards may be subject to substantial annual limitations. The Company also has net operating loss carryforwards available for state income tax purposes.

              Deferred income tax assets attributable to these carryforwards and the related valuation allowance consist of the following at December 31, 1996 and 1995:

                                                          1996           1995
                                                       ----------     ----------
                Federal                                $1,634,000     $1,238,000
                State                                     493,000        338,000
                                                       ----------     ----------
                  Totals                                2,127,000      1,576,000
                Less valuation allowance                2,127,000      1,576,000
                                                       ----------     ----------
                  Totals                               $    -         $    -
                                                       ==========     ==========

              The Company offset the deferred tax assets of approximately $2,127,000 and $1,576,000 attributable to the potential benefits from such net operating loss carryforwards as of December 31, 1996 and 1995, respectively, by equivalent valuation allowances due to the uncertainties related to the extent and timing of its future taxable income. There were no other material temporary differences as of those dates.

Note 4 - Property and equipment:

              Property and equipment used in the Company's medical products operations consisted of the following at December 31, 1996:

                Land                                                  $ 11,400
                Buildings and improvements                             150,400
                Equipment and furnishings                              163,236
                                                                      --------
                                                                       325,036
                Less accumulated depreciation                           98,100
                                                                      --------
                  Total                                               $226,936
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

              In August 1996, based on PEMP's inability to make the dividend payments, management of the Company deemed the investment in PEMP to be worthless, and it was written off in its entirety in 1996.

Note 7 - Short-term notes payable:

              As of December 31, 1994, the outstanding principal balance of the Regulation D notes was $1,800,000. As of April 4, 1995, the Company defaulted with respect to the payment of Regulation D notes with a principal balance of $1,775,000 and accrued but unpaid interest of $53,250 and, accordingly, such notes became due and payable. In August 1995, the Company paid 80% of the principal balance and was able to negotiate an extension of the due date. As of December 31, 1996, the outstanding principal balance of the Regulation D notes was $517,500 (see Note 12).

Note 8 - Long-term debt:

              Long-term debt consisted of the following at December 31, 1996:

                Term loans payable monthly in varying
                  installments, including interest at
                  rates ranging from 6.95% to 9.5%
                  through December 2001 (A)                          $  524,600

                Noninterest bearing advances initially
                  scheduled to be paid in monthly
                  installments through 2000 (B)                         517,000
                                                                     ----------
                                                                      1,041,600
                Less current portion                                    255,100
                                                                     ----------
                Long-term debt                                       $  786,500
                                                                     ==========

                (A) The loans were secured by equipment with a net carrying value of approximately $134,400 at December 31, 1996.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Long-term debt (concluded):

                (B) The advances were made to Inoteb by an agency of the French government that finances or subsidizes certain research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, Inoteb will not have to pay some or all of the advances.

              Principal payment requirements on long-term debt obligations in each of the five years subsequent to December 31, 1996 are as follows:

                Year Ending
                December 31,                                            Amount
                ------------                                           --------
                     1997                                              $255,100
                     1998                                               457,700
                     1999                                               229,600
                     2000                                                84,100
                     2001                                                15,100

              Management of the Company believes that the term loans and the noninterest bearing advances had carrying values that approximated their fair values as of December 31, 1996 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of that date.

Note 9 - Stock option plan:

              On May 4, 1992, the Company adopted a stock option plan (the "Plan") pursuant to which options to purchase an aggregate of up to 2,000,000 shares of common stock may be issued. On June 10, 1996, the Company granted options for the purchase of 333,250 shares of common stock exercisable at $5.81 per share. On December 31, 1996, the Company granted options for the purchase of 650,000 shares of common stock exercisable at $3.75 per share. These options are exercisable for a five year period from the date of issuance. There were no other outstanding options at, and no shares were issued under the Plan through, December 31, 1996. Accordingly, the weighted average exercise price of the options outstanding and exercisable at December 31, 1996 was $4.45 per share. The weighted average fair value of the options granted in 1996 was $5.61 per share.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Stock option plan (concluded):

              The Company has elected to make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied if such pro forma amounts differ materially from the historical amounts. Therefore, the Company will account for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and recognize compensation costs as a result of the issuance of stock options based on the excess, if any, of the fair value of the underlying stock at the date of grant (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock.

              The fair value of the common stock underlying the 650,000 options issued on December 31, 1996 exceeded the exercise price. Therefore, the Company charged $1,137,500 to unearned compensation and additional paid-in capital upon the issuance of these options on December 31, 1996 based on the number of shares subject to option and the difference between the estimated fair value of an underlying share and the per share exercise price. Unearned compensation will be amortized commencing in 1997 on a straight-line basis over a period of five years. The unamortized portion of unearned compensation will be presented separately in and deducted from stockholders' equity in the Company's consolidated balance sheets.

              Had compensation cost been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS 123, the Company's pro forma loss and loss per common share from continuing operations and net loss and net loss per common share would not have differed materially from the 1996 historical amounts.

Note 10 - Preferred stock:

              At December 31, 1995, there were 1,000 shares of nonconvertible, Series A preferred stock outstanding, all of which were owned by a company controlled by Mr. Mortara. During 1996, a total of 700 shares of preferred stock outstanding were canceled and 933,333 shares of common stock were sold to the holder for $700,000. During January 1997, the remaining 300 shares of preferred stock outstanding were canceled (see Note 12).

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Terminated acquisition:

              The Company had issued 1,955,556 common shares in 1995 in connection with a proposed acquisition of a new subsidiary. The acquisition proposal was terminated and 1,711,110 of the shares were canceled as of December 31, 1996. The Company has ordered its transfer agent not to transfer any of the remaining shares.

Note 12 - Subsequent events:

              In October 1996, the Company entered into an agreement to sell the commercial real estate owned by Cabestan for approximately $6,800,000 before costs directly related to the sale. Such sale was consummated and a mortgage note on the properties was assumed on February 18, 1997 (see Notes 1, 2 and 13). Approximately $430,000 was deposited in escrow to secure certain minimum rent guarantees made to the purchaser. Management anticipates that the Company will also use a portion of the proceeds from the sale to repay the balance of the Company's Regulation D notes by September 1997 (see Note 7).

              During January 1997, the remaining 300 shares of preferred stock outstanding were canceled and 400,000 shares of common stock were sold to the holder for $300,000.

Note 13 - Discontinued operations:

              The assets and liabilities of the Company's discontinued real estate operations as of December 31, 1996 and 1995 consisted of the following:

                                                              December 31,
                                                     --------------------------
                                                         1996           1995
                                                     -----------    -----------
                Cash                                 $   200,000    $   204,000
                Investments in real estate
                  limited partnership                    168,000        174,000
                Property and equipment, net of
                  accumulated depreciation             6,654,000      6,600,000
                Other assets                                             23,000
                Mortgage note payable                 (4,767,000)    (4,875,000)
                Other liabilities                       (116,000)
                                                     -----------    -----------
                Net assets                           $ 2,139,000    $ 2,126,000
                                                     ===========    ===========

              The loss on disposal of real estate operations in the accompanying consolidated statements of operations reflects a charge of $200,000 for the write-off of certain prepaid expenses and other assets in 1996 and a write-down of property and equipment by $1,626,186 to estimated net realizable value based on the sales agreement in September 1995. Income from discontinued real estate operations reflects charges for interest of $452,000 and $461,000 in 1996 and 1995, respectively, and charges for depreciation expense of $184,000 in 1995 (depreciation was discontinued when the property and equipment was written down to net realizable value).

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Discontinued operations (concluded):

              The assets and liabilities of the Company's brokerage operations as of January 1, 1995, the date on which they were effectively discontinued and written off, consisted of the following:

                Cash                                                $     7,000
                Marketable securities                                 2,495,000
                Accounts receivable and prepaid expenses                365,000
                Loans receivable                                        723,000
                Income tax refund receivable                            332,000
                Related party receivable                                880,000
                Property and equipment                                  371,000
                Goodwill                                              1,271,000
                Other assets                                             27,000
                Accounts payable and accrued liabilities             (3,049,000)
                Other liabilities                                      (316,000)
                Loans payable                                          (476,000)
                Minority interest                                      (704,000)
                                                                    -----------

                Net assets                                          $ 1,926,000
                                                                    ===========

Note 14 - Segment and geographic information:

              The Company operates principally in one industry segment which includes the development, manufacture and sale of biomedical materials used in medical products. The Company conducts operations outside of the United States, principally in France and Ireland.

              Information about the Company's operations in different geographic locations is shown below:

                                 United
                                 States      France       Ireland   Consolidated
                               ---------    ---------    ---------  ------------
              1996
              ----
              Net sales       $    -       $  250,300   $    -      $   250,300
              Loss from
                continuing
                operations      (255,321)    (771,700)    (646,882)  (1,673,903)
              Identifiable
                assets         2,067,341    1,079,984    1,338,250    4,485,575

              1995
              ----
              Net sales       $    -       $    -       $    -      $     -
              Loss from
                continuing
                operations      (854,107)       -          (98,938)    (953,045)
              Identifiable
                assets         2,551,677        -        2,029,978    4,581,655

                                     *     *     *

      SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BIOCORAL, INC.


Date: 7/30/97                      By: /s/ Riccardo Mortara
                                       -------------------------
                                   Riccardo Mortara, Chairman of the Board and
                                   Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                         Title                               Date
---------                         -----                               ----


/s/ Riccardo Mortara
----------------------
Riccardo Mortara                 Chairman of the Board               7/30/97
                                 and a director


/s/ Nasser Nassiri
----------------------
Nasser Nassiri                   Treasurer, Secretary and            7/30/97
                                 a director

                                  EXHIBIT INDEX

The following exhibits required by Item 601 of Regulation S-K are filed herewith:

Document Description

Certificate of Incorporation and Bylaws

3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Company's Form 10-SB Registration Statement filed with the Commission on February 25, 1994, as amended ("Registration Statement").

3.2 By-laws (incorporated by reference to Exhibit 3.2 to the Registration Statement)

3.3 Amendment to Certificate of Incorporation (incorporated by reference to Amendment No.1 to the Registration Statement filed with the Commission on April 18, 1994 ("Amendment No.1").

3.4 Amendment to Certificate of Incorporation, (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB filed December 27, 1996 ("1996 10-KSB").

Material Contracts

10.1 1992 Stock Option Plan, (incorporated by reference to Exhibit 10.1 to the Registration Statement).

10.2 Stock Option Agreement with Jehu Hand (incorporated by reference to Exhibit
10.2 to the Registration Statement).

10.3 Stock Option Agreement with Eric Anderson (incorporated by reference to
Exhibit 10.3 to the Registration Statement).

10.4 Stock Purchase Agreement, dated March 21, 1994, by and among Registrant, Cabestan, Inc., Jehu Hand and Eric Anderson (incorporated by reference to
Exhibit 10.4 to Amendment No. 1).

10.5 Assignment and Assumption of Transfer Agreement, dated March 25, 1994, (incorporated by reference to Exhibit 10.5 to Amendment No.1).

10.6 Transfer Agreement, dated December 1993 (incorporated by reference to
Exhibit 10.6 to Amendment No.1).

10.7 Assignment and Assumption of Limited Partnership Interest, dated March 25, 1994 (incorporated by reference to Exhibit 10.7 to Amendment No.1).

10.8 Agreement of Sale and Purchase, dated March 25, 1994 (incorporated by reference to Exhibit 10.8 to Amendment No.1).

10.9 Extension Agreement, dated March 1994, by and among Bensenville Associates Limited, L.P. and Cabestan, Inc. (incorporated by reference to Exhibit 10.9 to Amendment No.1).

10.10 Agreement dated December 30, 1993 between Bensenville Industrial Park, L.P. and Bensenville Associates Limited, L.P. (incorporated by reference to
Exhibit 10.10 to Amendment No.1).

10.11 Credit Agreement between Societe Financiere Privee SA and the Company, dated March 22, 1994 (incorporated by reference to Exhibit 10.11 to Amendment No.1).

10.12 Letter of Intent, dated May 31, 1994 between the Company and Borgonuovo SIM, S.p.A. (incorporated by reference to Exhibit 10.12 to Amendment No.2 to the Company's Registration Statement filed with the Commission on July 15, 1994. ("Amendment No.2")).

10.13 Mortgage Loan Commitment between the Principal Financial Group and Cabestan, Inc., dated June 20, 1994, (incorporated by reference to Exhibit 10.13 to Amendment No.3).

10.14 Stock Purchase Agreement, dated September 12, 1994, by and between IMMO-Finance Corporation, Kialu S.r.L. and Alessandro Bassetti, (incorporated by reference to Exhibit 10.14 to Amendment No.3 to the Company's Registration statement, as filed with the Commission on September 2, 1994. ("Amendment No.3")).

10.15 Shareholders' Agreement, dated September 12, 1994, by and among Kialu S.r.L., IMMO-Finance Corporation and Alessandro Bassetti (incorporated by reference to Exhibit 10.15 to Amendment No.3).

10.16 Property Management and Leasing Agreement, dated as of October 6, 1994 between Trammell Crow M.W., Inc. and Cabestan, Inc., (incorporated by reference to Exhibit 10.16 to Company's 10-KSB Annual Report filed April 18, 1995).

10.17 Acquisition Agreement between IMMO-Finance Corporation and Halford Finance S.A. and Cornington International, Inc., dated August 2, 1995, (incorporated by reference to Exhibit 10.17 to Company's 1996-10-KSB).

10.18 Distribution Agreement between Inoteb and 3H Human Health Company, Ltd., dated May 13, 1995 (English and French versions) (incorporated by reference to Exhibit 10.18 to Company's 1996-10-KSB).

10.19 Contrat de Fournitures between Inoteb and 3H Human Health Hightech PLC, dated October 11, 1995, (incorporated by reference to Exhibit 10.19 to Company's 1996-10-KSB).

10.20 Convention between IMMO-Finance Corporation and various French shareholders and noteholders, dated October 6 and 18, 1995, (incorporated by reference to Exhibit 10.20 to Company's 1996-10-KSB).

10.21 INTENTIONALLY OMITTED

10.22 Supply Agreement between Inoteb, S.A., 3H Human Health Hightech PLC and Intermedics Orthopedics/Denver, Inc., dated May 23, 1996, (incorporated by reference to Exhibit 10.22 to Company's 1996-10-KSB).

10.23 Stock Option Agreement between Biocoral and Riccardo Mortara, dated June 10, 1996. (incorporated by reference to Exhibit 10.23 to Company's 1996-10-KSB).

10.24 Stock Option Agreement between Biocoral, Halford Finance, S.A. and Cornington International, Inc., dated September 13, 1996, (incorporated by reference to Exhibit 10.24 to Company's 1996-10-KSB).

10.25 Purchase Agreement between Cabestan, Inc. and Brooklyn Roads Limited, dated October 9, 1996, (incorporated by reference to Exhibit 10.25 to Company's 1996-10-KSB).

10.26 Letter Agreement between Biocoral and UI USA, Inc., dated November 26, 1996, (incorporated by reference to Exhibit 10.26 to Company's 1996-10-KSB).

10.27 Stock Option Agreement between Biocoral and each of Nasser Nassiri and Riccardo Mortara, dated December 31, 1996.

11    List of Biocoral subsidiaries

27    Financial Data Schedule.