Form 10QSB
period 1997-03-31
BIOCORAL INC
filed 1997-08-14
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-23512

                                  BIOCORAL INC.
-----------------------------------------------------------------
(Exact name of Small Business Issuer as specified in its charter)

            Delaware                              33-0601504
----------------------------------           --------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of March 31, 1997 was 7,642,722.

                                     PART I

Item 1. Financial Statements. Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Results of Operations

            The three month period ended March 31, 1997 ("Stub 1997") is the first period in which the Company's financial statements reflected almost exclusively its ownership of its subsidiary Inoteb and the results of Inoteb's operations. The Company experienced a net loss of $441,110 from continuing operations during Stub 1997 due to operating losses in Inoteb. Losses from discontinued operations aggregated $188,058. The net loss for this three month period was significantly greater than for the three months ended March 31, 1996 ("Stub 1996") when the Company experienced a net loss from continuing operations of $124,533. The net loss figure for Stub 1996 reflected general corporate operating expenses offset against a relatively insignificant amount of other income. The increase in operating expenses in Stub 1997 as compared to Stub 1996 was due principally to the consolidation of Inoteb's operations. Total revenues for Stub 1997 were $141,677, an increase of $103,497 over the same period the year before. This reflected principally the results of Inoteb's sales.

      In February 1997 the Company sold its Bensenville properties to a third party in a transaction in which the Company received net proceeds of approximately $1,042,000 (subject to certain escrows to secure guarantees),is to receive additional sales proceeds of approximately $473,000 during the remainder of 1997, and was relieved of its mortgage indebtedness. Management believes that the proceeds from such sale, together with other operating revenues, should be sufficient to fund the Company's operations through the end of fiscal 1997. Management further believes that results of the Company's future operations will improve as the Company sells its interest in certain written down subsidiaries and streamlines operations and cuts costs at Inoteb. See "Current Plans of Registrant" below.

      Financial Condition, Liquidity and Capital Resources.

            Total assets decreased by $185,641 from December 31, 1996 to March 31, 1997, primarily due to the decrease in the net value of the assets of certain discontinued operations. Cash increased significantly, from $9,142 to $512,411 due to the sale of the Bensenville Properties. Total liabilities increased slightly, primarily due to consolidation of Inoteb's activities. Stockholders' equity was positive, at $1,760,212.

            As mentioned above, the Company's liquidity was greatly improved by the sale in 1997 of the Bensenville property. Management anticipates an additional positive change in its cash position to one of greater liquidity (i) if it successfully liquidates its interest in the SIM and in PEMP, two written-down subsidiaries; and (ii) upon the release of the funds escrowed in connection with the Bensenville sale (approximately $430,000). Management has no timetable for the liquidation of its interest in either SIM (a discontinued subsidiary) or PEMP (a written-down investment). Proceeds of the sale of either of these two entities will be utilized to fund the Company's operations, although no assurance can be had that either of these can be sold or on prices and terms favorable to the Company. Management believes that the Company has sufficient cash flow to sustain its activities through the end of fiscal 1997. If the sales of either PEMP or SIM are not completed on a timely basis or in amounts satisfactory to the Company, then it will attempt to meet its cash needs by additional sales of its common stock to non-US investors. No assurance can be had that any such sales will be made.

      As previously disclosed, the Company borrowed approximately $2,000,000 in short term notes in an exempt transaction under Regulation D in 1994. 80% of the principal balance of such notes was paid in April 1995. In May 1997, following the sale of the Bensenville property, the Company made arrangements for payment in full of such notes together with all accrued interest.

      Current Plans of Registrant

      The Company's focus shift from real estate to involvement in the research, development and marketing of Inoteb's products makes discussion of the Company's near and long term operations extremely difficult. Inoteb has been actively selling its products, principally within the European Community, for several years, but does not yet have approval for the sale of its products in the United States, a significant market. Management believes that the US market, together with other as-yet-unserviced markets, presents a significant opportunity for the Company's growth. Management is aware of a company in the US which is selling in the US its own coral-based products for use in human bone regeneration which has FDA approval for its products and is substantially better capitalized than the Company; however, management believes that the Company's products are superior to such competitor's products. The Company has made arrangements for the commencement of clinical trials for its products with a view toward FDA approval thereof . In the interim, the Company will focus on increasing its European and other sales of its products, streamlining Inoteb's operations, entering into joint ventures with key strategic partners for distribution of its products, research and development and the like. No assurance can be had that any such arrangements will be reached or that they will be profitable.

      Statements contained herein regarding, among other things, the dates upon which the Company anticipates commencing clinical trials for certain of its products constitute forward- looking statements under the Federal securities laws. Such statements are subject to certain risks and uncertainties that could cause the actual timing of such clinical trials or other events to differ materially from those projected. With respect to such dates, the Company's management has made certain assumptions regarding, among other things, the successful and timely completion of pre-clinical tests, obtaining certain approvals of the clinical trials from the FDA, the availability of adequate clinical supplies, the absence of delays in patient enrollment and the availability of adequate capital resources necessary to complete the clinical trials. The Company's ability to commence clinical trials on the dates anticipated is subject to certain risks. Undue reliance should not be placed on the dates on which the Company anticipates commencing clinical trials. These estimates are based upon the current expectations of Company's management, which may change in the future due to a large number of potential events, including unanticipated future developments.


                                     PART II

Item 1. Legal Proceedings. On July 25, 1997, the United States Securities and Exchange Commission ("Commission") filed a complaint in the United States District Court for the District of Columbia against the Company alleging that the Company had failed to file its Annual Report on Form 10-KSB for the year ended December 31, 1996, two Quarterly Reports on Form 10- QSB for the fiscal quarters ended September 30, 1996 and March 31, 1997, and five Notifications of Late Filing with respect to its delinquent reports. The Commission sought to compel the Company to file its delinquent periodic reports and to enjoin the Company from any further violations of Section 13(a) of the Exchange Act and Rules 12b-25, 13a-1 and 13a-13 thereunder. Simultaneously with the filing of the Commission's complaint, the Company consented to the entry of a Final Judgment granting the relief sought by the Commission and admitted that it had not filed the periodic reports as described above. The within Quarterly Report is one of the reports whose filing the Commission sought to compel and, pursuant to the terms of the Final Judgment and the Company's undertaking with the Commission, this delinquent report is to be filed by the Company no later than August 15, 1997. All other delinquent filings have now been made by the Company.

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

        (B)  None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       BIOCORAL, INC.


Date: August 12, 1997                   /s/ Riccardo Mortara
                                    -------------------------------
                                    Riccardo Mortara, Chairman

                         BIOCORAL, INC. AND SUBSIDIARIES

                               INDEX TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
CONSOLIDATED BALANCE SHEETS
  MARCH 31, 1997 AND DECEMBER 31, 1996                                    F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
  THREE MONTHS ENDED MARCH 31, 1997 AND 1996                              F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
  THREE MONTHS ENDED MARCH 31, 1997                                       F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS
  THREE MONTHS ENDED MARCH 31, 1997 AND 1996                              F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-6/19

                                      * * *

                         BIOCORAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                                      March          December
               ASSETS                                31, 1997        31, 1996
               ------                               -----------     ----------
                                                    (Unaudited)    (See Note 1)

Current assets:
   Cash                                             $    512,411   $      9,142
   Accounts receivable, net of allowance for
     doubtful accounts of $187,400 and $261,300          179,900        153,700
   Inventories                                           148,300        251,100
   Net assets of discontinued operations               1,338,026      2,139,007
   Other current assets                                  490,934        202,500
                                                    ------------   ------------
        Total current assets                           2,669,571      2,755,449
Property and equipment, net of accumulated
   depreciation of $108,000 and $98,100                  160,936        226,936
License fees, net of accumulated amortization
   of $185,719 and $160,956                            1,300,031      1,324,794
Goodwill, net of accumulated amortization of
   $24,000 and $16,000                                   145,984        153,984
Other assets                                              23,412         24,412
                                                    ------------   ------------

        Totals                                      $  4,299,934   $  4,485,575
                                                    ============   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Current liabilities:
   Current portion of long-term debt                $    493,775   $    255,100
   Notes payable                                         517,500        517,500
   Accounts payable and accrued liabilities              990,922        893,970
                                                    ------------   ------------
        Total current liabilities                      2,002,197      1,666,570
Long-term debt, net of current portion                   537,525        786,500
                                                    ------------   ------------
        Total liabilities                              2,539,722      2,453,070
                                                    ------------   ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value;
     1,000,000 shares authorized; 300 shares
     issued and outstanding in 1996
   Common stock, $.001 par value; 20,000,000
     shares authorized; 7,642,722 and 7,242,722
     shares issued and outstanding                         7,643          7,243
   Additional paid-in capital                         12,379,791     12,080,191
   Accumulated deficit                                (9,546,597)    (8,917,429)
   Unearned compensation                              (1,080,625)    (1,137,500)
                                                    ------------   ------------
        Total stockholders' equity                     1,760,212      2,032,505
                                                    ------------   ------------

        Totals                                      $  4,299,934   $  4,485,575
                                                    ============   ============


                See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                        1997            1996
                                                     -----------    -----------

Revenues:
   Sales                                             $   137,200
   Other income                                            4,477    $    38,180
                                                     -----------    -----------
     Totals                                              141,677         38,180
                                                     -----------    -----------

Operating expenses:
   Cost of sales                                         122,800
   Research and development                               40,300
   Interest                                               16,783         19,252
   Depreciation of property and equipment                  9,900
   Professional fees                                     106,048         67,705
   Other operating expenses                              286,956         75,756
                                                     -----------    -----------
     Totals                                              582,787        162,713
                                                     -----------    -----------

Loss from continuing operations                         (441,110)      (124,533)
                                                     -----------    -----------

Discontinued real estate operations:
   Income from operations                                                66,345
   Loss on disposal                                     (188,058)
                                                     -----------    -----------

Income (loss) from discontinued operations              (188,058)        66,345
                                                     -----------    -----------

Net loss                                             $  (629,168)   $   (58,188)
                                                     ===========    ===========

Loss per common share:
   Loss from continuing operations                   $      (.06)   $      (.02)
   Income (loss) from discontinued operations               (.02)           .01
                                                     -----------    -----------

        Net loss per common share                    $      (.08)   $      (.01)
                                                     ===========    ===========

Weighted average common shares outstanding             7,544,944      4,815,745
                                                     ===========    ===========


                See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        THREE MONTHS ENDED MARCH 31, 1997
                                   (Unaudited)

                               Preferred Stock    Common Stock
                               ---------------  -----------------
                               Number           Number             Additional                                  Total
                                 of               of                Paid-In     Accumulated     Unearned    Stockholders'
                               Shares   Amount  Shares     Amount   Capital       Deficit     Compensation     Equity
                               ------   ------  ---------  ------  -----------  -----------   ------------  -------------
Balance, January 1,
  1997                          300     $ --    7,242,722  $7,243  $12,080,191  $(8,917,429)  $(1,137,500)  $2,032,505

Cancellation of preferred
  stock in connection
  with sale of common
  stock                        (300)      --      400,000     400      299,600                                 300,000

Amortization of unearned
  compensation                                                                                     56,875       56,875

Net loss                                                                           (629,168)                  (629,168)
                               ----     ----    ---------  ------  -----------  -----------   -----------   ----------

Balance, March 31,
  1997                           --     $ --    7,642,722  $7,643  $12,379,791  $(9,546,597)  $(1,080,625)  $1,760,212
                               ====     ====    =========  ======  ===========  ===========   ===========   ==========


                See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                        1997        1996
                                                     ----------  ----------

Operating activities:
   Net loss                                          $(629,168)  $ (58,188)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation of property and equipment              9,900
     Loss on disposal of property and equipment         56,100
     Amortization of other assets                       32,763      24,764
     Amortization of unearned compensation              56,875
     (Income) loss from discontinued operations        188,058     (66,345)
     Changes in operating assets and liabilities:
        Accounts receivable                            (26,200)
        Inventories                                    102,800
        Other current assets                          (288,434)
        Other assets                                     1,000         107
        Accounts payable and accrued expenses           96,952    (390,653)
                                                     ---------   ---------
          Net cash used in operating activities       (399,354)   (490,315)
                                                     ---------   ---------

Investing activities:
   Advances from related party                                     (33,656)
   Net proceeds from disposal of real estate
     operations                                        612,923
                                                     ---------   ---------
          Net cash provided by (used in) investing
            activities                                 612,923     (33,656)
                                                     ---------   ---------

Financing activities:
   Proceeds from long-term borrowings                   60,300
   Principal payments on long-term borrowings          (70,600)
   Proceeds from sale of common stock                  300,000     390,000
                                                     ---------   ---------
          Net cash provided by financing activities    289,700     390,000
                                                     ---------   ---------

Net increase (decrease) in cash                        503,269    (133,971)
Cash, beginning of period                                9,142     429,081
                                                     ---------   ---------

Cash, end of period                                  $ 512,411   $ 295,110
                                                     =========   =========

Supplemental disclosure of cash flow data:
   Interest paid                                     $  55,547   $ 112,896
                                                     =========   =========


                See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies:

            Business:

                  BioCoral, Inc. ("BioCoral") was originally incorporated under the laws of the State of Delaware on May 4, 1992 as Hermeneutics Corporation (it was also formerly named IMMO-Finance Corporation). BioCoral was originally organized to be a "blind pool" or "blank check company" for the purpose of either merging with or acquiring an operating company. BioCoral was a "development stage company" for accounting purposes until March 25, 1994 when it acquired all of the issued and outstanding stock of Cabestan, Inc. ("Cabestan"), which concurrently acquired commercial real estate properties from a commonly controlled related party. As further explained below and in Notes 2 and 12, the Company entered into an agreement to sell its real estate properties in October 1996 and consummated the sale in February 1997. Accordingly, the results of the real estate operations have been shown separately as discontinued operations in the accompanying consolidated statements of operations. The net assets of the discontinued real estate operations have also been reclassified and shown separately in the accompanying consolidated balance sheets.

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

                  During 1995, BioCoral acquired 3H Human Health Hightech Public Limited Company ("3H"), another Irish corporation, which intends to develop biomaterials operations, whereby it will market bone substitute materials made from coral and other orthopedic, oral and maxillofacial products (see Note 2). Such products will be marketed outside the United States. During 1995, 3H acquired the worldwide licensing rights, exclusive of the rights in France, for the marketing of certain bone substitute products under the name Bio-

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):

            Business (concluded):

                  Coral (see Note 5). BioCoral also obtained an option to acquire a controlling interest in the licensor, Inoteb SA ("Inoteb"), a French medical products manufacturer and developer. As of March 31, 1997, 3H had not generated any significant amounts of revenues or expenses from biomaterials operations.

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

                  In November 1995, the Company agreed to sell 266,667 shares of common stock to an affiliate for total cash consideration of $1,080,000 (or $4.05 per share).

                  During 1996, the Company received $700,000 in connection with the issuance of 933,333 shares of common stock to a company controlled by Mr. Mortara and the cancellation of 700 shares of preferred stock, and, during January 1997, the Company received $300,000 in connection with the issuance of 400,000 shares of common stock to the same holder and the cancellation of the remaining 300 shares of outstanding preferred stock (see Note 10).

            Basis of presentation:

                  The Company incurred significant losses from continuing and discontinued operations in the three months ended March 31, 1997 and the years ended December 31, 1996 and 1995. As a result, the Company had an accumulated deficit of $9,546,597 at March 31, 1997. Management believes that the Company will need additional working capital to develop profitable biomaterials operations. In the absence of mitigating circumstances, these matters would raise substantial doubts about the Company's ability to continue as a going concern.

                  The Company received net proceeds of approximately $1,042,000 from the sale of its real estate properties in February 1997 (see Note 2), of which $430,000 was deposited in escrow to secure certain minimum rent guarantees made to the purchaser, and it will receive additional sales proceeds of approximately $473,000 during the remainder of 1997. As a result, management believes that the Company will be able to continue to operate through at least March 31, 1998; however, management believes that the Company probably will need to raise additional funds for working capital and other purposes through additional debt or equity financing to sustain and expand its operations thereafter. Management cannot assure that such financing will be available.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):

            Basis of presentation (concluded):

                  In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 1997, and its results of operations and cash flows for the three months ended March 31, 1997 and 1996. Information included in the consolidated balance sheet as of December 31, 1996 has been derived from the audited balance sheet in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (the "10-KSB") filed with the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

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

            Cash:

                  At March 31, 1997 and December 31, 1996, substantially all of the Company's cash was held in foreign banks.

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

            Advertising:

                  The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were not material in the three months ended March 31, 1997 and 1996.

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

            Reclassifications:

                  Certain accounts in the 1996 consolidated financial statements have been reclassified to conform with 1997 presentations.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisitions and dispositions:

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

                  In October 1996, the Company entered into an agreement to sell the commercial real estate owned by Cabestan for approximately $6,800,000 before costs directly related to the sale. Such sale was consummated and a mortgage note on the properties with an approximate carrying value of $4,748,000 was assumed on February 18, 1997. Approximately $430,000 was deposited in escrow to secure certain minimum rent guarantees made to the purchaser. As a result, the Company expects to receive net proceeds of approximately $1,515,000 from the sale, of which approximately $1,042,000 was received during the three months ended March 31, 1997 (see Note 1). The carrying value of Cabestan's property and equipment had been reduced to estimated net realizable value, pursuant to SFAS 121, based on the terms of the 1996 sales agreement through a write-down of $1,626,186 in September 1995, and other assets were written down by $200,000 in 1996. The net assets of the Company's discontinued real estate operations as of March 31, 1997 and December 31, 1996 are set forth in Note 12.

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

Note 2 - Acquisitions and dispositions (concluded):

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

                  The Company valued the shares issued to acquire Inoteb at $230,000 or $.125 per share. Total acquisition costs were allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition, with the excess of the cost over such fair values allocated to goodwill, as shown below:

                  Cash                                            $  259,000
                  Accounts receivable                                314,300
                  Inventories                                        317,700
                  Other current assets                               448,142
                  Property and equipment                             225,100
                  Goodwill                                           169,984
                  Other assets                                        23,500
                  Account payable and accrued expenses              (293,701)
                  Long-term debt                                  (1,116,800)
                  Minority interest                                 (117,225)
                                                                  ----------

                  Cost of acquisition                             $  230,000
                                                                  ==========

                  The following unaudited pro forma information shows the results of continuing operations for the three months ended March 31, 1996 as though Inoteb had been acquired at the beginning of 1996:

                                                                         1996
                                                                     -----------

                  Revenues                                           $  195,180
                  Loss from continuing operations                      (408,533)
                  Loss per common share                                    (.05)
                  Weighted average common shares
                    outstanding                                       6,656,261

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income taxes:

                  As of March 31, 1997, the Company had net operating loss carryforwards of approximately $3,342,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2012. Due to changes in the ownership of the Company, the utilization of these loss carryforwards may be subject to substantial annual limitations. The Company also has net operating loss carryforwards available for state income tax purposes.

                  Deferred income tax assets attributable to these carryforwards and the related valuation allowance consisted of the following:

                                                         March        December
                                                       31, 1997       31, 1996
                                                      ----------     ----------

                  Federal                             $1,830,000     $1,634,000
                  State                                  552,000        493,000
                                                      ----------     ----------
                    Totals                             2,382,000      2,127,000
                  Less valuation allowance             2,382,000      2,127,000
                                                      ----------     ----------

                    Totals                            $   --         $   --
                                                      ==========     ==========

                  The Company offset the deferred tax assets of approximately $2,382,000 and $2,127,000 attributable to the potential benefits from such net operating loss carryforwards as of March 31, 1997 and December 31, 1996, respectively, by equivalent valuation allowances due to the uncertainties related to the extent and timing of its future taxable income. There were no other material temporary differences as of those dates.

Note 4 - Property and equipment:

                  Property and equipment used in the Company's medical products operations consisted of the following:

                                                          March        December
                                                         31, 1997      31, 1996
                                                        ---------      --------

                  Land                                  $ 10,600       $ 11,400
                  Buildings and improvements             126,700        150,400
                  Equipment and furnishings              131,636        163,236
                                                        --------       --------
                                                         268,936        325,036
                  Less accumulated depreciation          108,000         98,100
                                                        --------       --------

                    Totals                              $160,936       $226,936
                                                        ========       ========

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

Note 7 - Short-term notes payable:

                  As of December 31, 1994, the outstanding principal balance of the Regulation D notes was $1,800,000. As of April 4, 1995, the Company defaulted with respect to the payment of Regulation D notes with a principal balance of $1,775,000 and accrued but unpaid interest of $53,250 and, accordingly, such notes became due and payable. In August 1995, the Company paid 80% of the principal balance and was able to negotiate an extension of the due date. As of March 31, 1997, the outstanding principal balance of the Regulation D notes was $517,500. Management anticipates that the Company will also use a portion of the proceeds from the sale of the commercial real estate (see Note 2) to repay the balance of these notes by September 1997.

Note 8 - Long-term debt:

                  Long-term debt consisted of the following:

                                                          March        December
                                                         31, 1997      31, 1996
                                                        ----------    ----------
                    Term loans payable monthly in
                     varying installments, including
                      interest at rates ranging from
                      6.95% to 9.5% through December
                      2001 (A)                          $  479,900    $  524,600
                    Noninterest bearing advances
                      initially scheduled to be paid
                      in monthly installments through
                      2000 (B)                             551,400       517,000
                                                        ----------    ----------
                                                         1,031,300     1,041,600
                    Less current portion                   493,775       255,100
                                                        ----------    ----------

                    Long-term debt                      $  537,525    $  786,500
                                                        ==========    ==========

                    (A) The loans were secured by equipment with a net carrying value of approximately $196,000 at March 31, 1997.

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

                  Principal payment requirements on long-term debt obligations in each of the years subsequent to March 31, 1997 are as follows:

                   Year Ending
                    March 31,                                  Amount
                   -----------                                ---------

                      1998                                    $493,775
                      1999                                     196,775
                      2000                                     212,675
                      2001                                     128,075

                  Management of the Company believes that the term loans and the noninterest bearing advances had carrying values that approximated their fair values as of March 31, 1997 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of that date.

Note 9 - Stock option plan:

                  On May 4, 1992, the Company adopted a stock option plan (the "Plan") pursuant to which options to purchase an aggregate of up to 2,000,000 shares of common stock may be issued. On June 10, 1996, the Company granted options for the purchase of 333,250 shares of common stock exercisable at $5.81 per share. On December 31, 1996, the Company granted options for the purchase of 650,000 shares of common stock exercisable at $3.75 per share. These options are exercisable for a five year period from the date of issuance. There were no other outstanding options at, and no shares were issued under the Plan through, March 31, 1997. Accordingly, the weighted average exercise price of the options outstanding and exercisable at March 31, 1997 was $4.45 per share. The weighted average fair value of the options granted in 1996 was $5.61 per share.

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

                  The fair value of the common stock underlying the 650,000 options issued on December 31, 1996 exceeded the exercise price. Therefore, the Company charged $1,137,500 to unearned compensation and additional paid-in capital upon the issuance of these options on December 31, 1996 based on the number of shares subject to option and the difference between the estimated fair value of an underlying share and the per share exercise price. Unearned compensation is being amortized on a straight-line basis over a period of five years. The unamortized portion of unearned compensation is presented separately in and deducted from stockholders' equity in the Company's consolidated balance sheets.

                  Had compensation cost been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS 123, the Company's historical loss and loss per common share from continuing operations and net loss and net loss per common share for the three months ended March 31, 1997 would have been adjusted to the pro forma amounts set forth below:

                                                     Historical     Pro Forma
                                                     ----------     ---------

                  Loss from continuing operations    $(441,110)    $(494,410)
                  Net loss                            (629,168)     (682,468)
                  Loss per common share:
                    Loss from continuing operations       (.06)         (.07)
                    Net loss                              (.08)         (.09)

Note 10- Preferred stock:

                  At January 1, 1996, there were 1,000 shares of nonconvertible, Series A preferred stock outstanding, all of which were owned by a company controlled by Mr. Mortara. During 1996, a total of 700 shares of preferred stock outstanding were canceled and 933,333 shares of common stock were sold to the holder for $700,000. During January 1997, the remaining 300 shares of preferred stock outstanding were canceled and 400,000 shares of common stock were sold to the holder for $300,000.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11- Terminated acquisition:

                  The Company had issued 1,955,556 common shares in 1995 in connection with a proposed acquisition of a new subsidiary. The acquisition proposal was terminated and 1,711,110 of the shares were canceled as of December 31, 1996. The Company has ordered its transfer agent not to transfer any of the remaining shares.

Note 12- Discontinued operations:

                  The assets and liabilities of the Company's discontinued real estate operations as of March 31, 1997 and December 31, 1996 consisted of the following:

                                                      March       December
                                                     31, 1997     31, 1996
                                                   -----------  -----------

                  Cash                            $    160,000   $  200,000
                  Cash held in escrow                  430,000
                  Proceeds receivable from
                    sale of assets                     580,000
                  Investments in real estate
                    limited partnership                168,000      168,000
                  Property and equipment, net of
                    accumulated depreciation                      6,654,000
                  Other assets
                  Mortgage note payable                          (4,767,000)
                  Other liabilities                                (116,000)
                                                   -----------  -----------

                  Net assets                       $ 1,338,000  $ 2,139,000
                                                   ===========  ===========

                  Income from discontinued real estate operations reflects charges for interest of $38,764 and $113,935 for the three months ended March 31, 1997 and 1996, respectively. Depreciation was discontinued when the property and equipment was written down to net realizable value in 1995. As such, there was no charge for depreciation expense for the three months ended March 31, 1997 and 1996.

Note 13- Segment and geographic information:

                  The Company operates principally in one industry segment which includes the development, manufacture and sale of bio- medical materials used in medical products. The Company conducts operations outside of the United States, principally in France and Ireland.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13- Segment and geographic information (concluded):

                  Information about the Company's operations in different geographic locations for the three months ended March 31, 1997 and 1996 is shown below:

                      United
                      States         France        Ireland      Consolidated
                    ----------     ----------     ----------    ------------

   1997
   ----

   Net sales        $    --        $  137,200     $   --        $  137,200
   Loss from
     continuing
     operations       (201,139)      (193,000)       (46,971)     (441,110)
   Identifiable
     assets          1,957,966      1,036,036      1,305,932     4,299,934

   1996
   ----

   Net sales        $    --        $    --        $   --        $    --
   Income (loss)
     from
     continuing
     operations       (137,712)         --            13,179      (124,533)
   Identifiable
     assets          2,283,315          --         2,005,842     4,289,157

                                      * * *