Form 10QSB
period 1997-06-30
BIOCORAL INC
filed 1997-08-18
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-23512

                                  BIOCORAL INC.
--------------------------------------------------------------------------------
       (Exact name of Small Business Issuer as specified in its charter)

            Delaware                                            33-0601504
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer I.D. No.)
incorporation or organization)

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

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

                  APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of June 30, 1997 was 7,642,684.

                                     PART I

Item 1. Financial Statements. Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations

      The Company experienced a net loss of $922,688 from continuing operations during the six month period ended June 30, 1997 ("Stub 1997") primarily due to operating losses in its Inoteb subsidiary. Losses from discontinued operations aggregated $188,058. The net loss for this six month period was significantly greater than for the six months ended June 30, 1996 ("Stub 1996") when the Company experienced a net loss from continuing operations of $173,012. The net loss figure for Stub 1996 reflected general corporate operating expenses offset against a relatively insignificant amount of other income, since the 1996 operating income was primarily classified as discontinued operations in Stub 1997. The significant increase in operating expenses in Stub 1997 ($1,191,956) as compared to Stub 1996 ($234,028) was due principally to the consolidation of Inoteb's operations. Total revenues for Stub 1997 were $269,268, an increase of $208,252 over the same period the year before. This reflected principally the results of Inoteb's sales.

      In February 1997 the Company sold its Bensenville properties to a third party in a transaction in which the Company received net proceeds of approximately $1,515,000 of which $430,000 was deposited in escrow to secure certain minimum rent guarantees made to the purchaser and was relieved of its mortgage indebtedness. Management believes that the proceeds from such sale, together with other operating revenues, should be sufficient to fund the Company's operations through the end of fiscal 1997. Management further believes that results of the Company's future operations will improve as the Company sells its interest in certain written down subsidiaries and streamlines operations and cuts costs at Inoteb. See "Current Plans of Registrant" below.

      Financial Condition, Liquidity and Capital Resources.

      Total assets decreased by $882,336 from December 31, 1996 to June 30, 1997, primarily due to funding the Company's loss for Stub 1997 and its outstanding liabilities. Cash increased significantly, from $9,142 to $472,476 due to the sale of the Bensenville properties. Total liabilities decreased slightly, primarily due to the paydown of investor notes. Stockholder's equity continues to be positive, at $1,335,509.

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

                                     PART II

Item 1. Legal Proceedings. On July 25, 1997, the United States Securities and Exchange Commission ("Commission") filed a complaint in the United States District Court for the District of Columbia against the Company alleging that the Company had failed to file its Annual Report on Form 10-KSB for the year ended December 31, 1996, two Quarterly Reports on Form 10-QSB for the fiscal quarters ended September 30, 1996 and March 31, 1997, and five Notifications of Late Filing with respect to its delinquent reports. The Commission sought to compel the Company to file its delinquent periodic reports and to enjoin the Company from any further violations of Section 13(a) of the Exchange Act and Rules 12b-25, 13a-1 and 13a-13 thereunder. Simultaneously with the filing of the Commission's complaint, the Company consented to the entry of a Final Judgment granting the relief sought by the Commission and admitted that it had not filed the periodic reports as described above. All delinquent filings have now been made by the Company.

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


                                          BIOCORAL, INC.


Date: August 15, 1997                     s/ Riccardo Mortara
                                          --------------------------
                                          Riccardo Mortara, Chairman

                         BIOCORAL, INC. AND SUBSIDIARIES

                               INDEX TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----

CONSOLIDATED BALANCE SHEETS
  JUNE 30, 1997 AND DECEMBER 31, 1996                           F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
  SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996             F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
  SIX MONTHS ENDED JUNE 30, 1997                                F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS
  SIX MONTHS ENDED JUNE 30, 1997 AND 1996                       F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-6/19

                                      * * *

                         BIOCORAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                                        June         December
                      ASSETS                          30, 1997       31, 1996
                                                    ------------   ------------
                                                    (Unaudited)    (See Note 1)

Current assets:
   Cash                                             $    472,476   $      9,142
   Accounts receivable, net of allowance for
     doubtful accounts of $179,600 and $261,300          163,500        153,700
   Inventories                                           182,100        251,100
   Net assets of discontinued operations                 845,613      2,139,007
   Other current assets                                  378,691        202,500
                                                    ------------   ------------
        Total current assets                           2,042,380      2,755,449
Property and equipment, net of accumulated
   depreciation of $122,000 and $98,100                  119,395        226,936
License fees, net of accumulated amortization
   of $210,482 and $160,956                            1,275,268      1,324,794
Goodwill, net of accumulated amortization of
   $32,000 and $16,000                                   137,984        153,984
Other assets                                              28,212         24,412
                                                    ------------   ------------

        Totals                                      $  3,603,239   $  4,485,575
                                                    ============   ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                $    471,025   $    255,100
   Notes payable                                         267,500        517,500
   Accounts payable and accrued liabilities            1,016,430        893,970
                                                    ------------   ------------
        Total current liabilities                      1,754,955      1,666,570
Long-term debt, net of current portion                   512,775        786,500
                                                    ------------   ------------
        Total liabilities                              2,267,730      2,453,070
                                                    ------------   ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 1,000,000
     shares authorized; 300 shares issued and
     outstanding in 1996
   Common stock, $.001 par value; 20,000,000
     shares authorized; 7,642,722 and 7,242,722
     shares issued and outstanding                         7,643          7,243
   Additional paid-in capital                         12,379,791     12,080,191
   Accumulated deficit                               (10,028,175)    (8,917,429)
   Unearned compensation                              (1,023,750)    (1,137,500)
                                                    ------------   ------------
        Total stockholders' equity                     1,335,509      2,032,505
                                                    ------------   ------------

        Totals                                      $  3,603,239   $  4,485,575
                                                    ============   ============

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                              Six Months                Three Months
                                             Ended June 30,             Ended June 30,
                                      -------------------------   -------------------------
                                          1997          1996          1997          1996
                                      -----------   -----------   -----------   -----------
Revenues:
   Sales                              $   261,800                 $   124,600
   Other income                             7,468   $    61,016         2,991   $    22,836
                                      -----------   -----------   -----------   -----------
        Totals                            269,268        61,016       127,591        22,836
                                      -----------   -----------   -----------   -----------

Operating expenses:
   Cost of sales                          233,000                     110,200
   Research and develop-
     ment                                 130,900                      90,600
   Interest                                35,148        33,364        18,365        14,112
   Depreciation of prop-
     erty and equipment                    23,900                      14,000
   Professional fees                      349,355       123,935       243,307        56,230
   Other operating ex-
    penses                                419,653        76,729       132,697           973
                                      -----------   -----------   -----------   -----------
        Totals                          1,191,956       234,028       609,169        71,315
                                      -----------   -----------   -----------   -----------

Loss from continuing
   operations                            (922,688)     (173,012)     (481,578)      (48,479)
                                      -----------   -----------   -----------   -----------

Discontinued real estate operations:
   Income from operations                               150,772                      84,427
   Loss on disposal                      (188,058)
                                      -----------   -----------                 -----------

Income (loss) from dis-
   continued operations                  (188,058)      150,772                      84,427
                                      -----------   -----------   -----------   -----------

Net income (loss)                     $(1,110,746)  $   (22,240)  $  (481,578)  $    35,948
                                      ===========   ===========   ===========   ===========

Income (loss) per common share:
   Loss from continuing
     operations                       $      (.12)  $      (.03)  $      (.06)  $      (.01)
   Income (loss) from
     discontinued
     operations                              (.02)          .03                         .02
                                      -----------   -----------   -----------   -----------

        Net income (loss)
          per common share            $      (.14)  $        --   $      (.06)  $       .01
                                      ===========   ===========   ===========   ===========

Weighted average common
   shares outstanding                   7,594,103     4,725,649     7,642,722     4,635,553
                                      ===========   ===========   ===========   ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1997
                                   (Unaudited)

                         Preferred Stock     Common Stock
                         ---------------   ----------------
                         Number            Number             Additional                                 Total
                           of                of                Paid-In    Accumulated     Unearned    Stockholders'
                         Shares   Amount   Shares    Amount    Capital      Deficit     Compensation     Equity
                         ------   ------   ------    ------    -------      -------     ------------     ------
Balance, January 1,
   1997                   300    $ -     7,242,722  $7,243  $12,080,191  $ (8,917,429) $(1,137,500)   $2,032,505

Cancellation of pre-
  ferred stock in con-
  nection with sale of
  common stock           (300)     -       400,000     400      299,600                                  300,000

Amortization of un-
  earned compensation                                                                      113,750       113,750

Net loss                                                                   (1,110,746)                (1,110,746)
                         ----    ----    ---------  ------  -----------  ------------  -----------    ----------

Balance, June 20, 1997    -      $ -     7,642,722  $7,643  $12,379,791  $(10,028,175) $(1,023,750)   $1,335,509
                         ====    ====    =========  ======  ===========  ============  ===========    ==========

See Notes to Consolidated Financial Statements.

                            BIOCORAL, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                      (Unaudited)

                                                          1997          1996
                                                      -----------   -----------
Operating activities:
   Net loss                                           $(1,110,746)  $   (22,240)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation of property and equipment                23,900
     Loss on disposal of property and equipment            83,641
     Amortization of other assets                          65,526        49,526
     Amortization of unearned compensation                113,750
     (Income) loss from discontinued operations           188,058      (150,772)
     Changes in operating assets and liabilities:
        Accounts receivable                                (9,800)
        Inventories                                        69,000
        Other current assets                             (176,191)
        Other assets                                       (3,800)
        Accounts payable and accrued expenses             142,796    (1,379,345)
                                                      -----------   -----------
          Net cash used in operating activities          (613,866)   (1,502,831)
                                                      -----------   -----------

Investing activities:
   Advances from related party                                          (33,656)
   Net proceeds from disposal of real estate
     operations                                         1,085,000
                                                      -----------   -----------
          Net cash provided by (used in) in-
            vesting activities                          1,085,000       (33,656)
                                                      -----------   -----------

Financing activities:
   Principal payments on short-term obligations          (250,000)
   Proceeds from long-term obligations                     60,300
   Principal payments on long-term obligations           (118,100)
   Proceeds from sales of common stock                    300,000     1,170,000
                                                      -----------   -----------
          Net cash provided by (used in) financ-
            ing activities                                 (7,800)    1,170,000
                                                      -----------   -----------

Net increase (decrease) in cash                           463,334      (366,487)
Cash, beginning of period                                   9,142       429,081
                                                      -----------   -----------

Cash, end of period                                   $   472,476   $    62,594
                                                      ===========   ===========

Supplemental disclosure of cash flow data:
   Interest paid                                      $    35,148   $   222,407
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

                Coral (see Note 5). BioCoral also obtained an option to acquire a controlling interest in the licensor, Inoteb SA ("Inoteb"), a French medical products manufacturer and developer. As of June 30, 1997, 3H had not generated any significant amounts of revenues or expenses from biomaterials operations.

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

              Basis of presentation:

                The Company incurred significant losses from continuing and discontinued operations in the six months ended June 30, 1997 and the years ended December 31, 1996 and 1995. As a result, the Company had an accumulated deficit of $10,028,175 at June 30, 1997. Management believes that the Company will need additional working capital to develop profitable biomaterials operations. In the absence of mitigating circumstances, these matters would raise substantial doubts about the Company's ability to continue as a going concern.

                The Company received net proceeds of approximately $1,515,000 from the sale of its real estate properties during the six months ended June 30, 1997 (see Note 2), of which $430,000 was deposited in escrow to secure certain minimum rent guarantees made to the purchaser. As a result, management believes that the Company will be able to continue to operate through at least June 30, 1998; however, management believes that the Company probably will need to raise additional funds for working capital and other purposes through additional debt or equity financing to sustain and expand its operations thereafter. Management cannot assure that such financing will be available.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):

              Basis of presentation (concluded):

                In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 1997, and its results of operations for the six months and three months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. Information included in the consolidated balance sheet as of December 31, 1996 has been derived from the audited balance sheet in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (the "10-KSB") filed with the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

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

              Cash:

                At June 30, 1997 and December 31, 1996, substantially all of the Company's cash was held in foreign banks.

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

              Property and equipment:

                Property and equipment used in the Company's medical products manufacturing operations are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (15 years for properties and three to ten years for equipment).

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

              Advertising:

                The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were not material in the six months and three months ended June 30, 1997 and 1996.

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

              In October 1996, the Company entered into an agreement to sell the commercial real estate owned by Cabestan for approximately $6,800,000 before costs directly related to the sale. Such sale was consummated and a mortgage note on the properties with an approximate carrying value of $4,748,000 was assumed on February 18, 1997. After $430,000 was deposited in escrow to secure certain minimum rent guarantees made to the purchaser, the Company received net proceeds of approximately $1,515,000 from the sale during the six months ended June 30, 1997 (see Note 1). The carrying value of Cabestan's property and equipment had been reduced to estimated net realizable value, pursuant to SFAS 121, based on the terms of the 1996 sales agreement through a write-down of $1,626,186 in September 1995, and other assets were written down by $200,000 in 1996. The net assets of the Company's discontinued real estate operations as of June 30, 1997 and December 31, 1996 are set forth in Note 12.

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
                                                                 ==========

              The following unaudited pro forma information shows the results of continuing operations for the six months ended June 30, 1996 as though Inoteb had been acquired at the beginning of 1996:

                Revenues                                         $  436,416
                Loss from continuing operations                    (551,012)
                Loss per common share                                  (.08)
                Weighted average common shares
                  outstanding                                     6,566,165

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

                           BIOCORAL, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income taxes:

              As of June 30, 1997, the Company had net operating loss carryforwards of approximately $3,822,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2012. Due to changes in the ownership of the Company, the utilization of these loss carryforwards may be subject to substantial annual limitations. The Company also has net operating loss carryforwards available for state income tax purposes.

              Deferred income tax assets attributable to these carryforwards and the related valuation allowance consisted of the following:

                                                            June       December
                                                          30, 1997     31, 1996
                                                         ----------   ----------
Federal                                                  $1,977,000   $1,634,000
State                                                       596,000      493,000
  Totals                                                  2,573,000    2,127,000
Less valuation allowance                                  2,573,000    2,127,000
                                                         ----------   ----------
  Totals                                                 $       --   $       --
                                                         ==========   ==========

              The Company offset the deferred tax assets of approximately $2,573,000 and $2,127,000 attributable to the potential benefits from such net operating loss carryforwards as of June 30, 1997 and December 31, 1996, respectively, by equivalent valuation allowances due to the uncertainties related to the extent and timing of its future taxable income. There were no other material temporary differences as of those dates.

Note 4 - Property and equipment:

              Property and equipment used in the Company's medical products operations consisted of the following:

                                                            June       December
                                                          30, 1997     31, 1996
                                                         ----------   ----------
Land                                                      $ 10,200      $ 11,400
Buildings and improvements                                 113,800       150,400
Equipment and furnishings                                  117,395       163,236
                                                          --------      --------
                                                           241,395       325,036
Less accumulated depreciation                              122,000        98,100
                                                          --------      --------
  Totals                                                  $119,395      $226,936
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

Note 7 - Short-term notes payable:

              As of December 31, 1994, the outstanding principal balance of the Regulation D notes was $1,800,000. As of April 4, 1995, the Company defaulted with respect to the payment of Regulation D notes with a principal balance of $1,775,000 and accrued but unpaid interest of $53,250 and, accordingly, such notes became due and payable. In August 1995, the Company paid 80% of the principal balance and was able to negotiate an extension of the due date. In June 1997, the Company used a portion of the proceeds from the sale of the commercial real estate (see Note 2) to make principal payments on the notes totaling $250,000. As a result, the outstanding principal balance of the Regulation D notes was $267,500 at June 30, 1997. Management anticipates that the Company will also use a portion of the remaining proceeds from the sale of the commercial real estate to repay the remaining balance of these notes by September 1997.

Note 8 - Long-term debt:

              Long-term debt consisted of the following:

                                                         June         December
                                                       30, 1997       31, 1996
                                                      ----------      ----------
Term loans payable monthly in varying
  installments, including interest at
  rates ranging from 6.95% to 9.5%
  through December 2001 (A)                           $  455,100      $  524,600
Noninterest bearing advances in-
  itially scheduled to be paid
  in monthly installments through
  2000 (B)                                               528,700         517,000
                                                      ----------      ----------
                                                         983,800       1,041,600
Less current portion                                     471,025         255,100
                                                      ----------      ----------
Long-term debt                                        $  512,775      $  786,500
                                                      ==========      ==========

                (A) The loans were secured by equipment with a net carrying value of approximately $196,000 at June 30, 1997.

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

              Principal payment requirements on long-term debt obligations in each of the years subsequent to June 30, 1997 are as follows:

                  Year Ending
                    June 30,                                  Amount
                  -----------                                 ------

                     1998                                    $471,025
                     1999                                     187,825
                     2000                                     201,525
                     2001                                     123,425

              Management of the Company believes that the term loans and the noninterest bearing advances had carrying values that approximated their fair values as of June 30, 1997 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of that date.

Note 9 - Stock option plan:

              On May 4, 1992, the Company adopted a stock option plan (the "Plan") pursuant to which options to purchase an aggregate of up to 2,000,000 shares of common stock may be issued. On June 10, 1996, the Company granted options for the purchase of 333,250 shares of common stock exercisable at $5.81 per share. On December 31, 1996, the Company granted options for the purchase of 650,000 shares of common stock exercisable at $3.75 per share. These options are exercisable for a five year period from the date of issuance. There were no other outstanding options at, and no shares were issued under the Plan through, June 30, 1997. Accordingly, the weighted average exercise price of the options outstanding and exercisable at June 30, 1997 was $4.45 per share. The weighted average fair value of the options granted in 1996 was $5.61 per share.

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

              Had compensation cost been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS 123, the Company's historical loss and loss per common share from continuing operations and net loss and net loss per common share for the six months ended June 30, 1997 would have been adjusted to the pro forma amounts set forth below:

                                                      Historical     Pro Forma
                                                      ----------     ---------

                Loss from continuing operations       $ (922,688)   $(1,029,288)
                Net loss                              (1,110,746)    (1,217,346)
                Loss per common share:
                  Loss from continuing operations           (.12)          (.14)
                  Net loss                                  (.14)          (.16)

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

Note 12- Discontinued operations:

              The assets and liabilities of the Company's discontinued real estate operations as of June 30, 1997 and December 31, 1996 consisted of the following:

                                                       June           December
                                                     30, 1997         31, 1996
                                                     --------       -----------

Cash                                                 $248,000       $   200,000
Cash held in escrow                                   430,000
Investments in real estate
  limited partnership                                 168,000           168,000
Property and equipment, net of
  accumulated depreciation                                            6,654,000
Mortgage note payable                                                (4,767,000)
Other liabilities                                                      (116,000)
                                                     --------       -----------
Net assets                                           $846,000       $ 2,139,000
                                                     ========       ===========

              Income (loss) from discontinued real estate operations reflects charges for interest of $38,764 and $239,485 for the six months ended June 30, 1997 and 1996, respectively. Depreciation was discontinued when the property and equipment was written down to net realizable value in 1995. As a result, there was no charge for depreciation expense for the six months ended June 30, 1997 and 1996.

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13- Segment and geographic information (concluded):

              Information about the Company's operations in different geographic locations for the six months ended June 30, 1997 and 1996 is shown below:

                         United
                         States         France        Ireland       Consolidated
                       -----------    -----------    -----------    -----------
1997

Net sales              $        --    $   261,800    $        --    $   261,800
Loss from
  continuing
  operations              (540,246)      (328,300)       (54,142)      (922,688)
Identifiable
  assets                 1,427,969      1,280,275        894,995      3,603,239

1996

Net sales              $        --    $        --    $        --    $        --

Income (loss)
  from con-
  tinuing
  operations              (184,411)            --         11,399       (173,012)
Identifiable
  assets                 2,131,157             --      1,985,256      4,116,413

                                      * * *