Form 10QSB
period 1997-09-30
BIOCORAL INC
filed 1997-11-19
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number       0-23512

                                  BIOCORAL INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

           Delaware                                        33-0601504
-------------------------------                       -------------------------
(State or other jurisdiction of                       (IRS Employer I.D. No.)
incorporation or organization)

                3 villa de l'Industrie, 93400 Saint-Ouen, France
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                011-3314-010-2252
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of September 30, 1997 was 7,642,684.

                                     PART I

Item 1. Financial Statements. Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations

      The Company experienced a net loss of $1,845,516 from continuing operations during the nine month period ended September 30, 1997 ("Stub 1997") primarily due to operating losses in its Inoteb subsidiary and $654,063 of accelerated amortization. Losses from discontinued operations aggregated $188,058. The net loss for this nine month period was similar to that for the nine months ended September 30, 1996 ("Stub 1996") when the Company experienced a net loss from continuing operations of $1,177,783, although the two figures are not readily comparable since the Stub 1996 figure included a one-time-only write down of $600,000 and the Stub 1997 figure reflects an acceleration of approximately $483,000 of amortization of unearned compensation due to the resignation of Mr. Mortara. The net loss figure for Stub 1996 reflected general corporate operating expenses offset against a relatively insignificant amount of other income, since the 1996 operating income was primarily classified as discontinued operations in Stub 1997. The significant increase in total operating expenses in Stub 1997 ($2,226,928) as compared to Stub 1996 ($764,791) was due principally to the consolidation of Inoteb's operations and the acceleration of amortization as mentioned above. Total revenues for Stub 1997 were $381,412, an increase of $194,404 over the same period the year before. This reflected principally the results of Inoteb's sales.

      In February 1997 the Company sold its Bensenville properties to a third party in a transaction in which the Company received net proceeds of approximately $1,515,000 of which $430,000 was deposited in escrow to secure certain minimum rent guarantees made to the purchaser and the Company was relieved of its mortgage indebtedness. Management believes that the proceeds from such sale, together with other operating revenues, should be sufficient to fund the Company's operations through at least September 30, 1998. Management further believes that results of the Company's future operations will improve as the Company sells its interest in certain written down subsidiaries and streamlines operations and cuts costs at Inoteb. See "Current Plans of Registrant" below.

      Financial Condition, Liquidity and Capital Resources.

      Total assets decreased by $1,507,603 from December 31, 1996 to September 30, 1997, primarily due to funding the Company's loss for Stub 1997 and its outstanding liabilities. Cash increased significantly, from $9,142 to $444,698 due to the sale of the Bensenville properties. Total liabilities decreased slightly, primarily due to the paydown of investor notes. Stockholder's equity continues to be positive, at $952,994.

      As mentioned above, the Company's liquidity was greatly improved by the sale in 1997 of the Bensenville property. Management anticipates an additional positive change in its cash position to one of greater liquidity (i) if it successfully liquidates its interest in the SIM and in PEMP, two written-down subsidiaries; and (ii) upon the release of the funds escrowed in connection with the Bensenville sale (approximately $430,000). Management has no timetable for the liquidation of its interest in either SIM (a discontinued subsidiary) or PEMP (a written-down investment). Proceeds of the sale of either of these two entities will be utilized to fund the Company's operations, although no assurance can be had that either of these can be sold or on prices and terms favorable to the Company. Management believes that the Company has sufficient cash flow to sustain its activities through at least September 30, 1998. Beyond then, the Company will have need of significant additional capital to continue funding its operations and those of its subsidiary Inoteb. The Company will attempt to meet its cash needs by additional sales of securities, either debt or equity, to non-US investors and by seeking government funding for joint ventures. No assurance can be had that any such additional capital will be received.

      As previously disclosed, the Company borrowed approximately $2,000,000 in short term notes in an exempt transaction under Regulation D in 1994. 80% of the principal balance of such notes was paid in April 1995. In May 1997, following the sale of the Bensenville property, the Company made arrangements for payment in full of such notes together with all accrued interest. As of September 30, 1997, all but approximately $35,000 in principal had been paid and an additional $8000 in principal was paid subsequently.

      Current Plans of Registrant

      The Company's focus shift from real estate to involvement in the research, development and marketing of Inoteb's products, coupled with its continuing losses from operations and diminishing capital, makes discussion of the Company's medium and long term operations extremely difficult. Inoteb has been selling its products, principally within the European Community, for several years, but does not yet have approval for the sale of its products in the United States, a significant market. Moreover, sales of Inoteb's products are not sufficient to fund the Company's operations.

      Management believes that the US market, together with other as-yet-unserviced markets, presents a significant opportunity for the Company's growth. Management is aware of a company in the US which is selling in the US its own coral-based products for use in human bone regeneration which has FDA approval for its products and is substantially better capitalized than the Company; however, management believes that the Company's products are superior to such competitor's products. The Company has made arrangements for the commencement of clinical trials for its products with a view toward FDA approval thereof . In the interim, the Company will focus on increasing its European and other sales of its products, streamlining Inoteb's operations (which the Company began earlier in Fiscal 1997), entering into joint ventures with key strategic partners for distribution of its products, funding research and development and the like. No assurance can be had that any such arrangements will be reached or that they will be profitable.

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

                                          BIOCORAL, INC.


Date: November 18, 1997                    /s/ Nasser Nassiri
                                          ------------------------------
                                          Nasser Nassiri, Chairman

                         BIOCORAL, INC. AND SUBSIDIARIES

                               INDEX TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----

CONSOLIDATED BALANCE SHEETS
  SEPTEMBER 30, 1997 AND DECEMBER 31, 1996                      F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
  NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996       F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
  NINE MONTHS ENDED SEPTEMBER 30, 1997                          F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS
  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996                 F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-6/18

                                      * * *

                         BIOCORAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                  September     December
                      ASSETS                      30, 1997      31, 1996
                      ------                     -----------   ----------
                                                 (Unaudited)  (See Note 1)

Current assets:
   Cash                                          $   444,698   $     9,142
   Accounts receivable, net of allowance for
     doubtful accounts of $179,600 and $261,300      106,400       153,700
   Inventories                                        75,200       251,100
   Net assets of discontinued operations             657,887     2,139,007
   Other current assets                              182,691       202,500
                                                 -----------   -----------
       Total current assets                        1,466,876     2,755,449
Property and equipment, net of accumulated
   depreciation of $132,300 and $98,100              109,195       226,936
License fees, net of accumulated amortization
   of $235,245 and $160,956                        1,250,505     1,324,794
Goodwill, net of accumulated amortization of
   $40,000 and $16,000                               129,984       153,984
Other assets                                          21,412        24,412
                                                 -----------   -----------

       Totals                                    $ 2,977,972   $ 4,485,575
                                                 ===========   ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

Current liabilities:
   Current portion of long-term debt             $   429,875   $   255,100
   Notes payable:
     Related party                                   260,000
     Other                                            35,000       517,500
   Accounts payable and accrued liabilities          908,678       893,970
                                                 -----------   -----------
       Total current liabilities                   1,633,553     1,666,570
Long-term debt, net of current portion               391,425       786,500
                                                 -----------   -----------
       Total liabilities                           2,024,978     2,453,070
                                                 -----------   -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.001 par value; 1,000,000
     shares authorized; 300 shares issued and
     outstanding in 1996
   Common stock, $.001 par value; 20,000,000
     shares authorized; 7,642,722 and 7,242,722
     shares issued and outstanding                     7,643         7,243
   Additional paid-in capital                     12,379,791    12,080,191
   Accumulated deficit                           (10,951,003)   (8,917,429)
   Unearned compensation                            (483,437)   (1,137,500)
                                                 -----------   -----------
       Total stockholders' equity                    952,994     2,032,505
                                                 -----------   -----------

       Totals                                    $ 2,977,972   $ 4,485,575
                                                 ===========   ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                  Nine Months              Three Months
                              Ended September 30,        Ended September 30,
                           ------------------------   -----------------------
                               1997         1996         1997          1996
                           -----------   ----------   ----------   ----------
Revenues:
   Sales                   $   352,300   $  126,300   $   90,500   $  126,300
   Other income                 29,112       60,708       21,644
                           -----------   ----------   ----------   ----------
       Totals                  381,412      187,008      112,144      126,300
                           -----------   ----------   ----------   ----------
Operating expenses:
   Cost of sales               300,500       97,300       67,500       97,300
   Research and
     development, net of
     subsidies                  73,400      126,800      (57,500)     126,800
   Interest                     52,922       54,713       17,774       21,349
   Depreciation of
     property and
     equipment                  34,200        6,100       10,300        6,100
   Amortization                752,352       82,289      573,076       32,763
   Professional fees           368,170      163,030       18,815       39,095
   Consulting fees             142,348                   142,348
   Other operating
    expenses                   503,036      234,559      262,659      207,664
                           -----------   ----------   ----------   ----------
       Totals                2,226,928      764,791    1,034,972      531,071
                           -----------   ----------   ----------   ----------
Loss before other expense   (1,845,516)    (577,783)    (922,828)    (404,771)
Other expense - loss on
   disposal of investment
   in nonmarketable
   securities                              (600,000)                 (600,000)
                           -----------   ----------   ----------   ----------
Loss before minority
   interest                 (1,845,516)  (1,177,783)    (922,828)  (1,004,771)
Minority interest in loss
   of subsidiary                           (117,225)                 (117,225)
                           -----------   ----------   ----------   ----------
Loss before discontinued
   operations               (1,845,516)  (1,060,558)    (922,828)    (887,546)
Discontinued real estate
   operations:
   Income from operations                   184,269                    33,497
   Loss on disposal           (188,058)
                           -----------   ----------   ----------   ----------

Net loss                   $(2,033,574)  $ (876,289)  $ (922,828)  $ (854,049)
                           ===========   ==========   ==========   ==========
Loss per common share:
   Loss from continuing
     operations                  $(.24)       $(.21)       $(.12)       $(.15)
   Income (loss) from
     discontinued
     operations                   (.03)         .04                       .01
                           -----------   ----------   ----------   ----------
       Net loss per
         common share            $(.27)       $(.17)       $(.12)       $(.14)
                                 =====        =====        =====        =====
Weighted average common
   shares outstanding        7,610,488    5,154,016    7,642,722    6,001,438
                           ===========   ==========   ==========   ==========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)

                         Preferred Stock      Common Stock
                         ---------------   -----------------
                         Number             Number             Additional                                    Total
                           of                 of                Paid-In     Accumulated     Unearned     Stockholders'
                         Shares   Amount    Shares    Amount    Capital       Deficit     Compensation      Equity
                         ------   ------   ---------  ------  -----------  ------------   ------------   -------------
Balance, January 1,
 1997                      300    $ --     7,242,722  $7,243  $12,080,191  $ (8,917,429)  $(1,137,500)   $ 2,032,505

Cancellation of
  preferred stock in
  connection with sale
  of common stock         (300)     --       400,000     400      299,600                                    300,000

Amortization of
  unearned compensation                                                                       654,063        654,063

Net loss                                                                     (2,033,574)                  (2,033,574)
                          ----    ----     ---------  ------  -----------  ------------   -----------    -----------

Balance, September 30,
 1997                      --     $ --     7,642,722  $7,643  $12,379,791  $(10,951,003)  $  (483,437)   $   952,994
                          ====    ====     =========  ======  ===========  ============   ===========    ===========


See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)
                                                       1997          1996
                                                    -----------   ----------

Operating activities:
   Net loss                                         $(2,033,574)  $ (876,289)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation of property and equipment              34,200        6,100
     Loss on disposal of property and equipment          83,541
     Effect of governmental subsidies on research
       and development expenses                        (118,000)
     Write-off of nonmarketable securities                           600,000
     Amortization of other assets                        98,289       82,289
     Amortization of unearned compensation              654,063
     Minority interest in loss of subsidiary                        (117,225)
     (Income) loss from discontinued operations         188,058     (184,269)
     Changes in operating assets and liabilities:
       Accounts receivable                               47,300       84,400
       Inventories                                      175,900       43,000
       Other current assets                              19,809      (32,359)
       Other assets                                       3,000       24,108
       Accounts payable and accrued expenses             14,708   (1,388,443)
                                                    -----------   ----------
         Net cash used in operating activities         (832,706)  (1,758,688)
                                                    -----------   ----------

Investing activities:
   Net cash acquired in purchase of Inoteb SA                        259,000
   Capital expenditures                                              (10,123)
   Advances from related party                                       (85,491)
   Net proceeds from disposal of real estate
     operations                                       1,085,000
                                                    -----------   ----------
         Net cash provided by investing
           activities                                 1,085,000      163,386
                                                    -----------   ----------

Financing activities:
   Principal payments on short-term obligations        (274,438)
   Proceeds from long-term obligations                   60,300       13,000
   Principal payments on long-term obligations         (162,600)
   Proceeds from sales of common stock                  300,000    1,320,000
   Proceeds from note payable to related party          260,000
                                                    -----------   ----------
         Net cash provided by financing
           activities                                   183,262    1,333,000
                                                    -----------   ----------

Net increase (decrease) in cash                         435,556     (262,302)
Cash, beginning of period                                 9,142      429,081
                                                    -----------   ----------

Cash, end of period                                 $   444,698   $  166,779
                                                    ===========   ==========

Supplemental disclosure of cash flow data:
   Interest paid                                    $    59,292   $    6,100
                                                    ===========   ==========


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

            During 1995, BioCoral acquired 3H Human Health Hightech Public Limited Company ("3H"), another Irish corporation, which intends to develop biomaterials operations, whereby it will market bone substitute materials made from coral and other orthopedic, oral and maxillofacial products (see Note 2). Such products will be marketed outside the United States. During 1995, 3H acquired the worldwide licensing rights, exclusive of the rights in France, for the marketing of certain bone substitute products under the name BioCoral (see Note 5). BioCoral also obtained an option to acquire a controlling interest in the licensor, Inoteb SA ("Inoteb"), a French medical products manufacturer and developer. As of September 30, 1997, 3H had not generated any significant amounts of revenues or expenses from bio-materials operations.

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

      Basis of presentation:

            The Company incurred significant losses from continuing and discontinued operations in the nine months ended September 30, 1997 and the years ended December 31, 1996 and 1995. As a result, the Company had a working capital deficiency of $166,677 and an accumulated deficit of $10,951,003 at September 30, 1997. Management believes that the Company will need additional working capital to develop profitable bio-materials operations. In the absence of mitigating circumstances, these matters would raise substantial doubts about the Company's ability to continue as a going concern.

            The Company received net proceeds of approximately $1,515,000 from the sale of its real estate properties during the nine months ended September 30, 1997 (see Note 2), of which $430,000 was deposited in escrow to secure certain minimum rent guarantees made to the purchaser. As a result, management believes that the Company will be able to continue to operate through at least September 30, 1998; however, management believes that the Company probably will need to raise additional funds for working capital and other purposes through additional debt or equity financing to sustain and expand its operations thereafter. Management cannot assure that such financing will be available.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):

      Basis of presentation (concluded):

            In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 1997, and its results of operations for the nine months and three months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. Information included in the consolidated balance sheet as of December 31, 1996 has been derived from the audited balance sheet in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 (the "10-KSB") previously filed with the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

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

      Cash:

            At September 30, 1997 and December 31, 1996, substantially all of the Company's cash was held in foreign banks.

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

      Advertising:

            The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were not material in the nine months and three months ended September 30, 1997 and 1996.

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

      Stock splits:

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisitions and dispositions:

            Cabestan was formed in February 1994 for the purpose of owning and operating commercial real estate. On March 25, 1994, Cabestan purchased land, two buildings and a 9.3% interest in a limited partnership that owns undeveloped land from Bensenville Industrial Park, L.P ("BIPLP"), a commonly controlled company, for the payment of $5,544,000 in cash and the assumption of a $4,875,998 mortgage note on the acquired buildings. Riccardo Mortara is an executive officer and sole director of BIPA, Inc., the general partner of BIPLP. Mr. Mortara is a principal stockholder of the Company. He was the chairman of the Board of Directors and chief executive officer of the Company until he resigned effective August 18, 1997. The acquisition was accounted for as a purchase. The purchase price of $9,858,237 exceeded BIPLP's historical cost of the properties by $1,562,275 which was, effectively, a distribution to a related party for financial accounting purposes and, therefore, charged directly to stockholders' equity.

            In October 1996, the Company entered into an agreement to sell the commercial real estate owned by Cabestan for approximately $6,800,000 before costs directly related to the sale. Such sale was consummated and a mortgage note on the properties with an approximate carrying value of $4,748,000 was assumed on February 18, 1997. After $430,000 was deposited in escrow to secure certain minimum rent guarantees made to the purchaser, the Company received net proceeds of approximately $1,515,000 from the sale during the nine months ended September 30, 1997 (see Note 1). The carrying value of Cabestan's property and equipment had been reduced to estimated net realizable value, pursuant to SFAS 121, based on the terms of the 1996 sales agreement through a write-down of $1,626,186 in September 1995, and other assets were written down by $200,000 in 1996. The net assets of the Company's discontinued real estate operations as of September 30, 1997 and December 31, 1996 are set forth in Note 12.

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
                                                             ==========

            The following unaudited pro forma information shows the results of continuing operations for the nine months ended September 30, 1996 as though Inoteb had been acquired at the beginning of 1996:

              Revenues                                       $  569,817
              Loss from continuing operations                (1,558,583)
              Loss per common share                                (.23)
              Weighted average common shares
                outstanding                                   6,736,396

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income taxes:

            As of September 30, 1997, the Company had net operating loss carryforwards of approximately $4,746,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2012. Due to changes in the ownership of the Company, the utilization of these loss carryforwards may be subject to substantial annual limitations. The Company also has net operating loss carryforwards available for state income tax purposes.

            Deferred income tax assets attributable to these carryforwards and the related valuation allowance consisted of the following:

                                               September      December
                                               30, 1997       31, 1996
                                              ----------     ----------
              Federal                         $2,277,000     $1,634,000
              State                              682,000        493,000
                                              ----------     ----------
                Totals                         2,959,000      2,127,000
              Less valuation allowance         2,959,000      2,127,000
                                              ----------     ----------
                Totals                        $   --         $    --
                                              ==========     ==========

            The Company offset the deferred tax assets of approximately $2,959,000 and $2,127,000 attributable to the potential benefits from such net operating loss carryforwards as of September 30, 1997 and December 31, 1996, respectively, by equivalent valuation allowances due to the uncertainties related to the extent and timing of its future taxable income. There were no other material temporary differences as of those dates.

Note 4 - Property and equipment:

            Property and equipment used in the Company's medical products operations consisted of the following:

                                                September      December
                                                30, 1997       31, 1996
                                                --------       --------
              Land                              $ 10,200       $ 11,400
              Buildings and improvements         113,900        150,400
              Equipment and furnishings          117,395        163,236
                                                --------       --------
                                                 241,495        325,036
              Less accumulated depreciation      132,300         98,100
                                                --------       --------

                Totals                          $109,195       $226,936
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

Note 7 - Short-term notes payable:

            The $260,000 note payable by the Company at September 30, 1997 to a related party is due on demand and bears interest at 10%.

            The Company sold 36 units and 3.5 units in 1994 and 1995, respectively, through an offering that was exempt pursuant to Regulation D of the Securities Act. Each unit consisted of a six month, 12% note (the "Regulation D note") in the principal amount of $50,000 and 2,223 shares of common stock. As a result, the Company received net proceeds of $1,800,000 and $175,000 and issued Regulation D notes in the principal amount of $1,800,000 and $175,000 and 112,000 and 12,444 shares of common stock in 1994 and 1995, respectively.

            As of April 4, 1995, the Company defaulted with respect to the payment of Regulation D notes with a principal balance of $1,775,000 and accrued but unpaid interest of $53,250 and, accordingly, such notes became due and payable. In August 1995, the Company paid 80% of the principal balance and was able to negotiate an extension of the due date. During the nine months ended September 30, 1997, the Company used a portion of the proceeds from the sale of its commercial real estate (see Note 2) to make principal payments on the notes totaling $482,500 (including $208,062 which was directly offset against outstanding notes and, accordingly, not reflected in the accompanying 1997 consolidated statement of cash flows). As a result, the outstanding principal balance of the Regulation D notes was $35,000 at September 30, 1997. Management anticipates that the Company will also use a portion of the remaining proceeds from the sale of the commercial real estate to repay the remaining balance of these notes by December 31, 1997.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Long-term debt:

            Long-term debt consisted of the following:

                                                  September  December
                                                  30, 1997   31, 1996
                                                  ---------  ---------
             Term loans payable monthly in
               varying installments, including
               interest at rates ranging from
               6.95% to 9.5% through December
               2000 (A)                           $410,700  $  524,600
             Noninterest bearing advances
               initially scheduled to be paid
               in monthly installments through
               2000 (B)                            410,600     517,000
                                                  --------  ----------
                                                   821,300   1,041,600
             Less current portion                  429,875     255,100
                                                  --------  ----------

             Long-term debt                       $391,425  $  786,500
                                                  ========  ==========

            (A) The loans were secured by equipment with a net carrying value of approximately $109,195 at September 30, 1997.

            (B) The advances were made to Inoteb by an agency of the French government that finances or subsidizes certain research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, Inoteb will not have to pay some or all of the advances. During the nine months ended September 30, 1997, the Company reduced advances payable and research and development expenses by $118,000 as a result of subsidies obtained from the governmental agency.

            Principal payment requirements on long-term debt obligations in each of the years subsequent to September 30, 1997 are as follows:

               Year Ending
              September 30,                         Amount
              -------------                        --------

                  1998                             $429,875
                  1999                              138,475
                  2000                              131,975
                  2001                              120,975

            Management of the Company believes that the term loans and the noninterest bearing advances had carrying values that approximated their fair values as of September 30, 1997 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of that date.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Stock option plan:

            On May 4, 1992, the Company adopted a stock option plan (the "Plan") pursuant to which options to purchase an aggregate of up to 2,000,000 shares of common stock may be issued. On June 10, 1996, the Company granted options for the purchase of 333,250 shares of common stock exercisable at $5.81 per share. On December 31, 1996, the Company granted options for the purchase of 650,000 shares of common stock exercisable at $3.75 per share (including options for the purchase of 325,000 shares granted to Mr. Mortara). These options are exercisable for a five year period from the date of issuance. There were no other outstanding options at, and no shares were issued under the Plan through, September 30, 1997. Accordingly, the weighted average exercise price of the options outstanding and exercisable at September 30, 1997 was $4.45 per share. The weighted average fair value of the options granted in 1996 was $5.61 per share.

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

            The fair value of the common stock underlying the 650,000 options issued on December 31, 1996 exceeded the exercise price. Therefore, the Company charged $1,137,500 to unearned compensation and additional paid-in capital upon the issuance of these options on December 31, 1996 based on the number of shares subject to option and the difference between the estimated fair value of an underlying share and the per share exercise price. Unearned compensation is being amortized on a straight-line basis over periods of up to five years. The unamortized portion of unearned compensation is presented separately in and deducted from stockholders' equity in the Company's consolidated balance sheets. General and administrative expenses for the nine months and three months ended September 30, 1997 include amortization of approximately $483,000 that was accelerated as a result of the resignation of Mr. Mortara.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Stock option plan (concluded):

            The compensation cost, pro forma loss and loss per common share from continuing operations and net loss and net loss per common share for the nine months ended September 30, 1997 determined using a fair value based method of accounting for the stock options granted in 1997, as required by SFAS 123, would not differ materially from the corresponding historical amounts.

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

Note 12- Discontinued operations:

            The assets and liabilities of the Company's discontinued real estate operations as of September 30, 1997 and December 31, 1996 consisted of the following:

                                                  September   December
                                                  30, 1997    31, 1996
                                                  --------   -----------
              Cash                                $ 60,000   $   200,000
              Cash held in escrow                  430,000
              Investments in real estate
                limited partnership                168,000       168,000
              Property and equipment, net of
                accumulated depreciation                       6,654,000
              Mortgage note payable                           (4,767,000)
              Other liabilities                                 (116,000)
                                                  --------   -----------

              Net assets                          $658,000   $ 2,139,000
                                                  ========   ===========

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12- Discontinued operations (concluded):

            Income (loss) from discontinued real estate operations reflects charges for interest of $38,764 and $338,075 for the nine months ended September 30, 1997 and 1996, respectively. Depreciation was discontinued when the property and equipment was written down to net realizable value in 1995. As a result, there was no charge for depreciation expense for the nine months ended September 30, 1997 and 1996.

Note 13- Segment and geographic information:

            The Company operates principally in one industry segment which includes the development, manufacture and sale of bio-medical materials used in medical products. The Company conducts operations outside of the United States, principally in France and Ireland.

            Information about the Company's operations in different geographic locations for the nine months ended September 30, 1997 and 1996 is shown below:

                              United
                              States      France     Ireland   Consolidated
                            ---------  ----------  ----------  ------------

            1997
            ----

            Net sales                  $  352,300              $   352,300
            Loss from
              continuing
              operations   $ (790,131)   (481,700) $  (90,247)  (1,362,078)
            Identifiable
              assets          821,965     900,495   1,255,512    2,977,972

            1996
            ----

            Net sales                  $  126,300              $   126,300
            Loss from
              continuing
              operations   $ (232,585)   (332,000) $ (613,198)  (1,177,783)
            Identifiable
              assets        2,564,701   1,079,823   1,360,408    5,004,932

Note 14- Subsequent events:

            On October 21, 1997, the Company granted its new chief executive officer an option to purchase 350,000 shares of common stock which is exercisable during the five year period from the date of grant at $2.375 per share, the fair market value of the shares on the date of grant.

            On October 21, 1997, the Company issued 54,351 shares of common stock (including 42,105 shares that were issued to its new chief executive officer) to pay approximately $130,000 of accrued consulting fees.