Form 10KSB40
period 1997-12-31
BIOCORAL INC
filed 1998-04-17
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997       Commission file number 0-23512

                                 BIOCORAL, INC.
           (Name of small business issuer as specified in its charter)

           Delaware                                          33-0601504
(State or other jurisdiction of                      (I.R.S. Employer I.D. No.)
 incorporation or organization)

      3, villa de l'Industrie, Saint-Ouen
      FRANCE                                                    N/A
  (Address of Principal Executive Offices)                   (Zip Code)

                                011-3314-010-2252
                         (Registrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                               -------------------
                          Common Stock. $.001 Par Value

      Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes |X| No |_|

      Issuer's revenues from continuing operations for its most recent fiscal year were $610,701.

      The aggregate market value of the voting stock held by non-affiliates of the Issuer, as of December 31, 1997, was approximately $27,753,000.

      The Issuer had 7,697,215 shares of common stock outstanding as of December 31, 1997.

             Documents Incorporated by Reference - See Exhibit Index

PART I

Item 1. Description of Business

Background

      BioCoral, Inc., a Delaware corporation (the "Company") is an international biomaterials company that, through its subsidiaries, develops, manufactures and markets bone graft and growth material for orthopedic, oral and maxillofacial applications to a number of countries outside the United States. The Company's chief product, BioCoral, is derived from natural coral using proprietary manufacturing processes. BioCoral has certain characteristics (chemical composition, porosity, etc.) similar to human bone that facilitates its replacement of bone and concomitant bone strengthening. Prior to 1995, the Company derived substantially all its revenue from other unrelated businesses. The Company has written off its investment in one such area, and has sold certain real property owned by it which had been a prior focus of its business. Through the end of 1997, the Company had not yet realized significant revenues from the sale of its BioCoral products. Its products are not approved for sale in the United States and there can be no assurance such approval will be obtained. The failure to do so could have a material adverse effect upon the Company's ultimate profitability.

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

      The Company entered the biomaterials field on August 2, 1995, when it acquired virtually all the outstanding shares of 3H Human Health Hightech Public Company Limited, an Irish corporation ("3H"). The principal asset of 3H then consisted of an option on an exclusive worldwide (except France) license to distribute a bone substitute material manufactured from coral and marketed under the name BioCoral. The license was granted by the owner of the patent rights to BioCoral, Inoteb, S.A., a French corporation ("Inoteb") in which a 51.5% (now 66.95%)
interest was subsequently acquired by the Company. The license granted by Inoteb is for a period of 15 years plus two additional two year periods, and includes the right to distribute certain other products developed by Inoteb. Potential products include an osteoporosis treatment and a biological glue utilizing the patient's own blood which eliminates the risks of transmission of viruses. None of Inoteb's products are presently available in the United States and no FDA approvals thereof have been obtained. The FDA approval process is long and expensive and no assurance can be had of the ultimate granting thereof, or of the Company's ultimate profitability.

      The Company acquired the shares of 3H from Cornington International Inc. and Halford Finance S.A., each a British Virgin Islands corporation and each a client of Societe Financiere du Seujet, a financial services company owned by Riccardo Mortara, the Company's former Chairman and a former director. 500,000 ordinary shares (out of 500,800 shares outstanding) and all 100,000 outstanding preference shares, of 3H were acquired in exchange for (a) 800,000 shares of the Company's common stock; and (b) the right to purchase 150,000 shares of the Company's common stock for each $1,000,000 in net profit after taxes of 3H in excess of $2,000,000, the aforementioned options to be prorated for each fractional portion of each multiple of $1,000,000 net profit. In connection with such Agreement the Company was granted an option to acquire Inoteb, which option has been exercised in part. The Company also agreed, in connection with any purchase of Inoteb, to invest all net profits after taxes from BioCoral for five years (up to a maximum of $10,000,000) into Inoteb, and agreed to use its best efforts to raise $15,000,000 for investment into Inoteb at the rate of $5,000,000 per year by each of July 31, 1996, 1997 and 1998. The Company did not raise such amount for Inoteb by July 31, 1997, and there can be no assurance that it will be able to do so in the future.

      The Company took further steps to solidify its position within the biomaterials field by agreeing to acquire Inoteb. In October 1995, the Company entered into an agreement (the "Inoteb Agreement") with 10 individuals, all French nationals, pursuant to which the Company agreed to acquire from such individuals an aggregate of 30,150 shares and 7497 convertible bonds (collectively, the "Inoteb Securities") of Inoteb which, among other things, owns certain patent rights to BioCoral's products. The shares and bonds of Inoteb acquired represent 51.5% of the capital share of Inoteb and 86.67% of the convertible bonds thereof. During the third quarter of 1996, the Company asked for the conversion of all the Inoteb convertible bonds into shares of Inoteb and the Company then owned 56% of the outstanding shares of Inoteb. The remaining minority interest in Inoteb is owned by European financial institutions such as Sofinnova S.A. and FCPR Soffinova Capital, both owned by Credit National of Paris; SDR Bretagne, the official governmental development company for the French region of Brittany; Jafco Saint-Honore I and II, owned by Compagnie Financiere Ed. de Rothschild of Paris; Parquest Venture Partnership and Atlas Venture Europe Fund B.V.

      The consideration for the Inoteb Securities was initially to be an aggregate of 1,035,292 shares of the Company's common stock. In addition, the Inoteb Agreement provided for the

Company to confirm that (a) the first $10,000,000 of 3H's net profits would be utilized to subscribe for additional Inoteb capital for Inoteb to use for research and development; and (b) it would use its best efforts to raise an aggregate of $15,000,000 on or before July 31, 1998 to be utilized for capitalizing Inoteb. 3H has not yet realized any significant revenues and the Company has not raised any additional funds for Inoteb's capitalization.

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

      In June 1997, Inoteb's board elected to conduct an "augmentation of capital" under French law, similar to a rights offering in the US, in the aggregate amount of FF 5,411,795. The Company was obligated to participate in the augmentation of capital but did not have the cash to do so. The Company also wished to obtain the benefits of owning in excess of 66 2/3 % of Inoteb which would put it in a position of control thereof under French law. Therefore, the Company arranged to borrow certain funds from Jean Darondel, now (but not then) a director of the Company and Vida Nassiri Khoobdehi ("Vida"), sister of Nasser Nassiri, the Company's Chairman. The two loans were formalized in an agreement, dated November 1, 1997, pursuant to which the Company borrowed $260,000 (US) from Vida Nassiri Khoobdehi and FF 971,905 from Jean Darondel. Each of the loans was a demand loan with interest at 10% per annum and were secured by a pledge by the Company of the Inoteb shares acquired by virtue of Vida (7557 shares) and Jean Darondel (4741 shares) in the augmentation. The loan from Vida is convertible at any time at Vida's option into 307,245 shares of the Company's common stock. The loan from Jean Darondel is convertible at any time at Jean Darondel's option into 192,755 shares of the Company's common stock. The Agreement contains no provisions regarding Dr. Darondel's service as a director. Through the date of this Report, no interest has been paid to either Dr. Darondel or Vida.

      Previously, on September 12, 1994, the Company had acquired a 51% interest in the capital stock of Borgonuovo SIM S. A. (the "SIM"), an Italian corporation with principal offices in Milan engaged in the brokerage and investment advisory business. During the year ended December 31, 1995, this investment was written off by the Company in its entirety. The Company also has another subsidiary, IMMO Finance Distribution Limited, an Irish corporation ("IMMO Distribution"), formed in April 1994. To date its only activity has been a passive investment in PEMP, Inc., a Canadian mutual fund. During 1996, this investment was written off by the Company in its entirety. See "Business - Discontinued Operations." Both these investments had been approved by prior management of the Company.

      The executive offices of the Company are located at 3, villa de l'Industrie, Saint-Ouen, France consisting of approximately 3000 square feet of office space.

      BioCoral

      BioCoral is a natural biomaterial produced from natural coral. Certain chemical, physical and structural characteristics of coral are very similar to that of human bone tissue. BioCoral is derived from three particular species of coral naturally present in abundance. BioCoral is primarily (more than 97%) comprised of calcium carbonate. Porous and resorbable, BioCoral is prepared in microgranules as well as in engineered shapes according to specific indication. Due to its similarity to bone tissue, BioCoral is resorbed by the body as new bone growth invades the BioCoral. The principal current alternative to BioCoral is the utilization of autologous (from the patient's own body) bone grafts. The use of autologous bone grafts requires the patient to undergo one or more additional surgeries to harvest the bone graft material. This is not always feasible due to the condition of the patient or other contraindications, and must be shaped in a separate procedure to fit the graft area.

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

      BioCoral's crystalline structure is composed almost entirely of calcium carbonate, with trace amounts of fluoride, strontium and magnesium. BioCoral is highly porous, with one gram having a surface area greater than 1 square meter. It is believed that this porosity is conducive to new bone growth and resorption by the body. Because BioCoral is resorbed, it can be combined with antimicrobials, anticancer agents or other pharmaceuticals for slow release into bone tissue, resulting in an advantage over autologous bone grafts.

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

Surgical Glue

      Inoteb has developed an autologous fibrin adhesive glue with autologous growth factors. This surgical glue is prepared using the patient's own blood, in a closed system, eliminating immunological problems and the risk of blood-borne disease transmission such as, for example, HIV. The surgical glue can be used not only with BioCoral but also for the treatment of hemorrhage during surgery and for wound healing in soft tissues. Inoteb is beginning clinical trials in Europe of the surgical glue and expects to have the product ready for marketing in Europe and elsewhere (but not the US) in late 1998. The Company anticipates that the initial clinical applications of the autologous glue will be in connection with facial and reconstructive plastic surgery. Pursuant to its original license agreement with Inoteb, 3H had the exclusive right to distribute the surgical glue outside France; by an extension of such agreement, dated September 10, 1997, 3H acquired the commercial rights for France and Algeria as well as an extension of the original license for two years. The world market segment for the surgical glue is estimated by Inoteb to be in excess of $600 million. No assurance can be made that the Company will ever be able to commercially exploit the surgical glue or, if commercially exploited, that it will be successful.

      On May 21, 1996, Inoteb entered into a requirements supply contract with Intermedics Orthopedics of Denver, a subsidiary of Sulzer S.A. of Switzerland, a major international medical products manufacturer. Pursuant to the agreement, 3H agreed to supply all of such company's requirements of BioCoral products in connection with Intermedics' proprietary bone growth factor. Intermedics' growth factor, coupled with the Company's products, will be used in connection with orthopedic surgical applications. Intermedics and BioCoral will move forward promptly to begin clinical trials to obtain FDA approval of the products. No assurance can be given as to the dollar value of this agreement, nor can there be any assurance that it will be successful or lead to significant revenues.

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

      The Company believes that BioCoral provides an attractive alternative to autograft and allograft bone graft materials. In an autograft procedure, bone material is first harvested from another part of the patient's skeleton and then, in a second procedure, grafted to the site of the bone deficit. The harvesting procedure increases operating time and expense, and can lead to complications such as infection, excessive blood loss, chronic pain and deformity. When an autograft is not feasible or desirable, allograft bone, typically obtained from a cadaver, can be used. In order to maintain mechanical and biological properties, some allograft bone is not sufficiently sterilized to avoid all risks of disease transmission. Therefore, unlike BioCoral, which is a sterile and biocompatible material, allograft bone carries the risks of implant rejection and the transmission of infectious agents such as hepatitis and HIV. The use of BioCoral entails none of these risks and provides clinical results comparable to those of autograft material.

      In May 1993, a second bone graft substitute was approved by the FDA. This product consists of hydroxyapatite-calcium phosphate and bovine collagen, which must be mixed with the patients' own bone marrow. The Company believes that this three-part system is more difficult to use due to the mixing process and has inferior mechanical qualities. It also requires refrigeration, has a shorter shelf life and raises the risk of adverse reaction in patients allergic to bovine collagen. This system is marketed by Zimmer, Inc., a subsidiary of Bristol-Myers-Squibb, a competitor with significantly greater resources and distribution capabilities than the Company.

      The Company is not aware of the degree to which either Zimmer or Interpore's products have penetrated the European or Asian markets, but their significant market presence in the United States and their greater resources pose a significant obstacle to the Company's ability to successfully market its products in the United States should it ultimately obtain FDA approval of its products.

      Dental Implant Market. The Company competes with many businesses in the production and distribution of biomaterials for filling bone cavities before rehabilitation of partially and totally edentulous patients. These businesses compete primarily on the basis of product performance and price, as well as customer loyalty and service.

      Maxillofacial Market. BioCoral competes with autograft, allograft and xenograft, as well as non-porous hydroxyapatite products for repair or reconstruction of maxillofacial bone structures. In addition, this product competes with silicone implants for maxillofacial applications. Companies selling competitive products sometimes also sell dental implants, so bundling these products is often a strategy. All of these businesses compete primarily on the basis of product performance and price, as well as on customer loyalty and service. Most of the Company's competitors have substantially greater resources, larger market share and greater research and development capabilities than the Company and may, therefore, be expected to compete aggressively and successfully in the markets for the Company's dental implant products.


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

      The Company's products are subject to significant government regulation in the United States and other countries. To test clinically, and to produce and mass market products for human diagnostic and therapeutic use in the United States, the Company must comply with mandatory procedures and safety standards established by the Food and Drug Administration ("FDA") and comparable state and foreign regulatory agencies. Typically, such standards require that products be approved by the government agency as safe and effective for their intended use before being marketed for human applications. The approval process is expensive and time-consuming, and no assurance can be given that any agency will grant approval of the Company's products or that the length of time the approval process will take will not be extensive. No clinical testing on humans may be undertaken in the United States without first obtaining an Investigational Device Exemption ("IDE") from the FDA.

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

      Concurrently with the Company's acquisition of the stock of Cabestan, Cabestan acquired the following assets from Bensenville Industrial Park, L.P. ("BIP") for the following considerations: (i) Building #3 in the Bensenville Industrial Park located adjacent to Chicago's O'Hare Airport ("Building #3") for a purchase price of $3,631,210 in cash and the assumption of an outstanding mortgage obligation on this property of $1,876,878; (ii) a 100% beneficial ownership interest in Building #12 in the Bensenville Industrial Park ("Building #12") for a purchase price of $1,642,790 in cash and the assumption of an outstanding mortgage obligation on this property of $2,999,120 and (iii) a 9.3% limited partnership interest in Bensenville Associates Limited, an Illinois limited partnership ("BAL") (the "Limited Partnership Interest"), for a purchase price of $270,000. Riccardo Mortara, then a director and the Chief Executive Officer of the Company, was, at such time, an affiliate of BIP. Building #3 is used as a bulk warehouse/distribution center and Building #12 is used for office space and as a service center. BAL, the former owner of the entire Bensenville Industrial Park consisting of 14 buildings in the Chicago/O'Hare Airport area (the "Bensenville Industrial Park"), of which Building #3 and Building #12 were a part, is currently the owner of approximately 12.5 acres of undeveloped land in the Bensenville Industrial Park. Building #3 and Building #12 are collectively referred to herein as the "Bensenville Properties." The Bensenville Properties were sold in February 1997. See Item 2 "Description of Property".

       The opportunity to acquire Cabestan was presented to the Company by Dremer Holding, Ltd. ("Dremer"), through its President, Riccardo Mortara, who, at the time, was also the Company's Chief Executive Officer and a director. Mr. Mortara is the sole officer, director and shareholder of Dremer. Also as part of the acquisition of Cabestan, Dremer received 1,000 shares of the Series A Preferred Stock of the Company. The Series A Preferred Stock entitled Dremer to elect 60% of the members of the Board of Directors of the Company and effectively afforded Mr. Mortara, after the acquisition of Cabestan, with effective control of the Company. By January 1997, all such Series A Preferred Stock was converted, together with a cash infusion into the Company of $1,000,000 , into 1,000,000 shares of the Company's common stock.

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

      Investment in PEMP - In September 1994 the Company, through IMMO Distribution, made a passive investment of approximately $600,000 in PEMP Investment Advisers, Inc. ("PEMP"), a company with offices in Montreal which offers financial and tax planning services to private individuals and entities. For its initial investment in PEMP, IMMO Distribution acquired a PEMP "network" consisting of a randomly chosen group of PEMP clients, and was entitled to receive a percentage of the annual financial management and other fees paid to PEMP by the clients included in IMMO Distribution's "network." The investment in PEMP's network was converted by IMMO Distribution into a loan in December 1994 with a variable rate of interest. This loan was converted into 800,000 shares of the preferred stock of PEMP in June 17, 1995, which preferred shares are entitled to an annual cumulative fixed dividend at the rate of 10% per annum. Although Mr. Mortara had prior business dealings with PEMP, neither Mr. Mortara, nor any officer or director of the Company, is an affiliate of PEMP. During 1996, certain parties affiliated with PEMP had agreed to redeem all such shares for the amount of $600,000, which has not been accomplished as of the date of this Report, nor has any interest been paid. Accordingly, effective August 1, 1996, the Company wrote down this investment in its entirety. Management is presently evaluating its options on how to proceed with PEMP.

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

      The shares offered in the Regulation S Offering were offered primarily through Societe Financiere Privee, S.A., a financial services company located in, and organized under the laws of, Switzerland. Mr. Mortara, the Company's former Chief Executive Officer and a non-U.S. citizen, requested SFP to offer the shares in the Regulation S Offering to certain of its customers. In addition, Mr. Mortara offered the shares in the Regulation S Offering on behalf of the Company directly to persons and entities which are among his personal and business acquaintances. The Company paid a commission on all shares sold in the Regulation S Offering by non-affiliates of the Company of 10% or $0.80 per share sold in the offering. The shares which were offered through Mr. Mortara or his affiliates were sold at a price of $7.20 per share and no commissions were paid to Mr. Mortara or his affiliates with respect to such offers or sales. Most of the sales in the Regulation S Offering were made to Societe Financiere Privee, S.A., which purchased such shares as the nominee holder for approximately 166 persons and entities. Mr. Mortara is not an affiliate of Societe Financiere Privee, S.A., but does have a pre-existing long-term business relationship with such entity.

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

      An aggregate of $1,775,000 in principal amount and $53,250 of accrued but unpaid interest became due and payable on the Reg D Notes on April 4, 1995, and the Company was unable to pay such amounts, and accordingly, defaulted in the repayment of the Reg D Notes. Societe Financiere du Seujet, an affiliate of Riccardo Mortara, the Chief Executive Officer and a director of the Company, agreed to deliver to the holders of the Reg D Notes which had become due and payable, in exchange for the surrender and cancellation of such Reg D Notes, one-half of the principal amount due on such Reg D Notes, all of the accrued and unpaid interest on such Reg D Notes through April 4, 1995 and a new promissory note for one-half of the original principal amount on such Reg D Notes ("New Notes"). During the period from April 4, 1995 through June 30, 1996, an additional 60% of the principal amount and all accrued interest through June 30, 1996 was paid on the New Notes. In May 1997, following the sale of the Bensenville Properties, the Company paid off the full principal balance of and all accrued interest through June 30, 1997 on the New Notes to all but one noteholder who could not be located.

Employees

      The Company currently has no employees other than its officers and directors who devote as much time as they believe necessary to carry out the affairs of the Company. Inoteb currently has 12 employees, all of whom are full time.

Item 2. Description of Property.

      On October 15, 1996, Cabestan entered into an agreement with Brooklyn Roads, Ltd., an Ontario corporation ("Buyer") based in Toronto pursuant to which Buyer agreed to acquire the fee interest in the Bensenville Properties for an aggregate consideration of $6,800,000. The consideration for the property was to be payable in part by the assumption of an existing first mortgage loan ("Mortgage") on the property in the approximate amount of $4,750,000, and the balance in cash at closing. There was no prior relationship between the Company and Buyer. The agreement was amended on January 30, 1997 (the "Amendment") to provide for a reduction in the purchase price to $6,675,000 and to add certain minimum rent guarantees. In February 1997, Buyer's rights under the agreement, as amended, were assigned to Carbrook LLC, a Minnesota limited liability company ("Carbrook").

      The transaction closed on February 18, 1997. The total consideration for the sale was $6,675,000. The purchase price was funded partly in cash and partly by assumption of the Mortgage whose balance at the time was $4,747,982. Of the cash proceeds of the sale (approximately $1,515,000) an aggregate of $442,423 were escrowed with the title insurance company pending issuance of three letters of credit, two (in the aggregate amount of $430,000) to secure certain rent guarantee obligations set forth in the Amendment and one which replaces a letter of credit previously issued to secure one of the leases on the Bensenville Properties. Not included in the sale was Cabestan's 9.3% special limited partnership interest in BAL. BAL, the former owner of the Bensenville Industrial Park, is now the owner of three parcels of undeveloped land including a 5-acre tract called Bensenville #16 and two additional parcels of 4.9 and 2.76 acres. During 1997, an aggregate of $59,905 was paid by the Company to Carbrook in connection with rent guarantees.

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

Item 3. Legal Proceedings.

            On July 25, 1997, the United States Securities and Exchange Commission ("Commission") filed a complaint in the United States District Court for the District of Columbia against the Company alleging that the Company had failed to file its Annual Report on Form 10- KSB for the year ended December 31, 1996, two Quarterly Reports on Form 10-QSB for the fiscal quarters ended September 30, 1996 and March 31, 1997, and five Notifications of Late Filing with respect to its delinquent reports. The Commission sought to compel the Company to file its delinquent periodic reports and to enjoin the Company from any further violations of Section 13(a) of the Exchange Act and Rules 12b-25, 13a-1 and 13a-13 thereunder. Simultaneously with the filing of the Commission's complaint, the Company consented to the entry of a Final Judgment granting the relief sought by the Commission and admitted that it had not filed the periodic reports as described above. All delinquent reports were filed by the Company by August 15, 1997 and the Company has been current in its filings since that time.

      There are no other material litigations pending against the Company at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

            None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      At December 31, 1997 there were 7,697,215 shares of the Company's Common Stock issued and outstanding. A significant portion of the outstanding shares of the Company are subject to resale restrictions and, unless registered under the Securities Act of 1933 (the "Act"), or exempted under another provision of the Act, will be ineligible for sale in the public market. Sales of substantial amounts of the Common Stock of the Company which are presently restricted in the public market could adversely affect prevailing market prices.

      The following table sets forth information regarding the high and low bid and asked price for the Company's common stock as reported on the Electronic Bulletin Board. Such prices no not necessarily reflect actual transactions and do not include retail mark-up, mark-down or commissions. The prices set forth below are per share.

-------------------------------------------
Quarter             High Ask        Low Bid
-------------------------------------------
March 31, 1997       6 1/4           3 7/8
-------------------------------------------
June 30, 1997        5 3/8           3 3/4
-------------------------------------------
September 30,        4 5/8           2 7/8
1997
-------------------------------------------

-------------------------------------------
December 31,
1997                 4 1/2           1 7/8
-------------------------------------------

Holders

      As of December 31, 1997 there were approximately 90 holders of record of the shares of the Company's common stock.

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

Item 6.  Management's Discussion and Analysis of Business and Results of
         Operations

      This Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as several other parts of this Annual Report on Form 10-KSB, contain forward- looking statements and information that involve significant risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking statements and information. Factors that may cause such differences may not be foreseeable by the Company at this time. This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere herein.

Results of Operations

      Total revenues from continuing operations for the year ended December 31, 1997 ("FY 1997") were $610,701 as opposed to $325,071 for the year ended December 31, 1996 ("FY 1996"). This increase was due principally to the inclusion of a full year of Inoteb's operations, as opposed to half a year in FY 1996. The net loss for FY 1997 widened to $3,378,564 from $1,660,697 in FY 1996.
This was due primarily to a reserve against loss on impairment of intangible assets ($1,478,778) and to a significant increase in amortization expense (from $115,051 in FY 1996 to $682,500 in FY 1997) of which approximately $483,000 was accelerated as a result of the resignation of Mr. Mortara. Operating expenses were relatively stable on a comparative basis.

Financial Condition, Liquidity and Capital Resources

      The Company's liquidity was better in FY 1997 as opposed to FY 1996. The Company's cash position increased from $9142 at December 31, 1996 to $506,930 at December 31, 1997, primarily as a result of the receipt of proceeds from the sale of its Bensenville facility from which it realized net cash proceeds of approximately $1,515,000.The Company's liquidity was also helped by the infusion of an additional $1,000,000 into the Company (through January 1997) in connection with the conversion of its Series A Preferred Stock. Management believes that it has sufficient resources to fund the Company's operations through December 31, 1998.

      The Company has, however, significant cash needs on an ongoing basis during the short and medium term, resulting primarily from the Company's ordinary operating expenses and for its obligation to raise funds for research and development. The Company is actively seeking a significant investor/joint venture partner to infuse significant additional capital into the Company and is presently in negotiations with certain investors to fill that role. No assurance can be had that any such agreement will be entered into or, if entered into, that it will be sufficient to fund all the Company's capital requirements.

Current Plans of the Company

      The Company intends to focus on the marketing and development of its BioCoral and related products. To obtain approval for the sale of such products in the United States will require a significant expenditure of capital over a long period of time. The Company anticipates realizing some revenues from the sale of BioCoral and related products in 1998 although they are not expected to be sufficient to maintain the Company's operations. As mentioned above, the Company is also actively seeking a significant investor/joint venturer to assist in the funding of its operations.

      In their report on the Company's financial statements included herein, the Company's auditors have raised substantial doubts about the Company's ability to continue as a going concern. See "Financial Statements".

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

Item 8. Changes In and Disagreement with Accountants on Accounting and Financial Disclosure :

      None.

      PART III

Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

      The following is certain information with respect to directors, executive officers and key employees of the Company as of March 31, 1998:

      Nasser Nassiri, Age 35, Chairman of the Board, President and a Director Ramine Almassi, Age 33, Secretary, Treasurer and a Director
      Jean Darondel, Age 55, Director

      Each of such persons was elected or appointed for a one-year term to serve and hold office until their respective successors are elected or appointed.

      Nasser Nassiri is the Chief Executive Officer, Chairman of the Board and a director of the Company. Mr. Nassiri is a Paris-based financier active in Europe and the Middle East. Since 1990, he has been a private investor and financial advisor to several European financial and portfolio institutions, as well as family investment companies and pharmaceutical businesses in the Middle East. In addition, he is and has been a director of several Canadian mineral and mining production companies, and serves as Chairman of Automated Financial Systems, Inc., a publicly-held US company. From 1990 until 1994, Mr. Nassiri was a director of Contact World Paris, a privately-held international electronics company and, from 1983 to 1987, Mr. Nassiri was a director of Prak Management, a privately-held Middle East - based oil and gas holding company.

      Ramine Almassi has been a director of the Company since 1997 and also serves as its Secretary and Treasurer. Mr. Almassi is a Paris-based certified public accountant and was Chief Financial Accountant at Bertrand SA (Heineken France) for three years. Currently, Mr. Almassi serves as Financial Director of Shiva, Ltd., a Middle East art company, and Belles Feuilles Ltd., a publishing and advertising group. He also serves as a director and officer of Automated Financial Systems, Inc., a publicly-held US company.

      Jean Darondel has been a director of the Company since January 1998. Dr. Darondel was a co-founder of Inoteb and was its President Director General for several years. Dr. Darondel is known for his research in the field of veterinary medicine and business development in the medical/pharmaceutical fields. Dr. Darondel is focusing his efforts on expanding the commercialization of BioCoral products in Europe.

      BioCoral also has a Scientific Advisory Board to aid it in the strategic development of its products. Its members include Dr. Jean Louis Patat, Dr. Jean Darondel, Dr. Alberto Jussman and Dr. Rosy Eloy. Dr. Patat, a former President Director General of Inoteb, is a member of the European Society of Biomaterials and La Societe de Medicine de Paris. Dr. Patat has been involved with the development of BioCoral since 1979 focusing on its osteoporosis applications since 1991. Dr. Alberto Jussman is a specialist in post-menopausal medicine and the prevention of osteoporosis and is a consultant to the Laboratoires pour la Pharmacie et les Devices Medical and teaches at the CHU Bichat - Claude Bernard in Paris. Dr. Rosy Eloy, former Vice President of the Administrative Council of INSERM, is Director of Biomatech, a French company that tests and evaluates biomaterials and pharmaceutical products.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock to file with the Securities Exchange Commission initial reports of stock ownership and reports of changes in stock ownership. Due to administrative oversight, Mr. Nassiri was late in reporting, during one month, certain changes in beneficial ownership which occurred in 1997. Also due to administrative oversight, Mr. Darondel was late in reporting his initial statement of beneficial ownership.

Item 10. Executive Compensation

      Directors do not receive compensation for their duties as directors.

      On September 1, 1997, the Company entered into a Consulting Agreement with Nasser Nassiri, its Chairman, pursuant to which Mr. Nassiri serves as Chairman of the Company. The Agreement, which is for a three year term, provides for base compensation of $150,000 per annum, reimbursement of certain expenses and for a payment of two years' compensation thereunder in the event of a change in control of the Company. Due to the Company's financial condition, through the date of this Report, Mr. Nassiri has taken no cash compensation pursuant to his Consulting Agreement and has only sought reimbursement of his expenses.

      The Board has agreed to grant each director reimbursement up to $75,000 per annum for expenses actually incurred by them in connection with their service as such. During 1997, the Company reimbursed Mr. Nassiri an aggregate of approximately $38,000 for expenses incurred. In addition, there is no prohibition on advances being made by the Company to its officers and directors although no such advances have been made to date. Management is not currently aware of any circumstances under which it would institute a policy of prohibiting advances from being made to its officers and directors. The stockholders of the Company will not have the opportunity to vote on or approve such compensation. There is no maximum dollar amount of compensation that may be paid to management.

      On June 11, 1996, the Company granted to each of Riccardo Mortara and Nasser Nassiri, options for each of them to purchase up to 125,000 (currently 166,667) shares of the Company's common stock at an exercise price of $7.75 (now $5.81) per share. The options are exercisable at any time during the five year period following their grant.

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

      On October 21, 1997, the Company granted to each of Nasser Nassiri and Ramine Almassi, options for each of them to purchase up to 350,000 shares of the Company's common stock at an exercise price of $2.375 per share. The consideration for the grant of such options was nominal. The options are exercisable at any time during the five year period following their grant. The option exercise price was the market price of the shares of the Company's common stock on the date of grant.

      On February 3, 1998, the Company granted to Jean Darondel an option to purchase up to 200,000 shares of the Company's common stock at an exercise price of $ 3.25 per share. The consideration for the grant of such options was nominal. The option is exercisable at any time during the five year period following its grant. The option exercise price was the market price of the shares of the Company's common stock on the date of grant.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth information, as of January 31, 1998, relating to the beneficial ownership of the Company's Common Stock by those persons beneficially holding more than 5% of the Company's Common Stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group. Unless otherwise indicated, the address for each person listed below is in care of the Company.

--------------------------------------------------------------------------------
Name and Address           Amount and Nature of       Percent of Class
                           Beneficial Ownership
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Jean Darondel                    225,000(1)                  2.8
--------------------------------------------------------------------------------
Ramine Almassi                   350,000(2)                  4.3
--------------------------------------------------------------------------------
Nasser Nassiri                   883,772(3)                 10.3
--------------------------------------------------------------------------------
All Officers/Directors as a
Group (3 persons)              1,458,772                    16.0
--------------------------------------------------------------------------------

(1) Includes 225,000 immediately exercisable options.

(2) Includes 350,000 immediately exercisable options.

(3) Includes 841,667 immediately exercisable options.

Item 12. Certain Relationships And Related Transactions.

      During 1997 and 1998, the Company granted stock purchase options to each of Riccardo Mortara, the Company's former Chairman, Nasser Nassiri, its current Chairman, and each of Ramine Almassi and Jean Darondel, current directors of the Company. In addition, the Company entered into a Consulting Agreements with Mr. Nassiri. See Item 10 - "Executive Compensation".

      The Company acquired 3H from two entities which are clients of Societe Financiere du Seujet, the financial services company of which Riccardo Mortara, former Chairman and director of the Company, is the owner. Mr. Mortara did not receive any compensation in connection with such acquisition, and Mr. Mortara disclaims any beneficial ownership of either of such entities or of any of the Company's securities owned by such entities. See Item 1 - "Description of Business - Background".

      A company owned and controlled by Riccardo Mortara received 1,000 shares of the Series A Preferred Stock of the Company for services rendered by it to the Company. The services rendered included the negotiation and structuring of the acquisition of the Bensenville Properties by Cabestan, and the negotiation and structuring of the acquisition by the Company of Cabestan. At various times through January 1997, all such shares of Series A Preferred Stock were converted into shares of common stock. See "Business- Discontinued Operations".

      In 1997, the Company borrowed certain funds from the sister of its Chairman and from an individual who is now, but was not then, a director of the Company. See Item 1. "Description of Business - Background".

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

      (b) Reports on Form 8-K. -- None.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BIOCORAL, INC.

Date: 4/15/98                       By: s/ Nasser Nassiri
                                        ---------------------------------------
                                    Nasser Nassiri , Chairman of the Board and
                                    Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                           Title                         Date
---------                           -----                         ----

s/ Nasser Nassiri
----------------------------
Nasser Nassiri                      Chairman of the Board         4/15/98
                                    and a director


s/ Ramine Almassi
----------------------------
Ramine Almassi                      Treasurer, Secretary and      4/15/98
                                    a director


s/ Jean Darondel                    Director                      4/15/98
----------------------------
Jean Darondel

                                 Exhibit Index

                         Certificate of Incorporation

3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Company's Form 10-SB Registration Statement filed with the Commission on February 25, 1994, as amended ("Registration Statement")

3.2 By-laws (incorporated by reference to Exhibit 3.2 to the Registration Statement)

3.3 Amendment to Certificate of Incorporation (incorporated by reference to Amendment No. 1 to the Registration Statement filed with the Commission on April 18, 1994 ("Amendment No. 1")

3.4 Amendment to Certificate of Incorporation, (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB filed December 27, 1996 ("1996 10-KSB")

                              Material Contracts

10.1 1992 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement)

10.2  Stock Option Agreement with Jehu Hand (incorporated by reference to
      Exhibit 10.2 to the Registration Statement)

10.3  Stock Option Agreement with Eric Anderson (incorporated by reference to
      Exhibit 10.3 to the Registration Statement)

10.4 Stock Purchase Agreement, dated March 21, 1994, by and among Registrant, Cabestan, Inc., Jehu Hand and Eric Anderson (incorporated by reference to
      Exhibit 10.4 to Amendment No. 1)

10.5 Assignment and Assumption of Transfer Agreement, dated March 25, 1994 (incorporated by reference to Exhibit 10.5 to Amendment No. 1)

10.6  Transfer Agreement, dated December 1993 (incorporated by reference to
      Exhibit 10.6 to Amendment No. 1)

10.7 Assignment and Assumption of Limited Partnership Interest, dated March 25, 1994 (incorporated by reference to Exhibit 10.7 to Amendment No. 1)

10.8 Agreement of Sale and Purchase, dated March 25, 1994 (incorporated by reference to Exhibit 10.8 to Amendment No. 1)

10.9 Extension Agreement, dated March 1994, by and among Bensenville AssociatesLimited, L.P. and Cabestan, Inc. (incorporated by reference to
      Exhibit 10.9 to Amendment No. 1)

10.10 Agreement, dated December 30, 1993 between Bensenville Industrial Park, L.P. and Bensenville Associates Limited, L.P. (incorporated by reference to Exhibit 10.10 to Amendment No. 1)

10.11 Credit Agreement between Societe Financiere Privee SA and the Company, dated March 22, 1994 (incorporated by reference to Exhibit 10.11 to Amendment No. 1) 10.12 Letter of Intent, dated May 31, 1994 between the Company and Borgonuovo SIM, S.p.A. (incorporated by reference to Exhibit
      10.12 to Amendment No. 2 to the Company's Registration Statement filed with the Commission on July 15,1994 ("Amendment No. 2")

10.13 Mortgage Loan Commitment between the Principal Financial Group and Cabestan, Inc., dated June 20, 1994, (incorporated by reference to Exhibit
      10.13 to Amendment No. 3)

10.14 Stock Purchase Agreement, dated September 12, 1994, by and between IMMO-Finance Corporation, Kialu S.r.L. and Alessandro Bassetti, (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the Company's Registration statement, as filed with the Commission on September 2, 1994 ("Amendment No. 3"))

10.15 Shareholders' Agreement, dated September 12, 1994, by and among Kialu S.r.L., IMMO-Finance Corporation and Alessandro Bassetti (incorporated by reference to Exhibit 10.15 to Amendment No. 3)

10.16 Property Management and Leasing Agreement, dated as of October 6, 1994 between Trammell Crow M.W., Inc. and Cabestan, Inc. (incorporated by reference to Exhibit 10.16 to Company's 10-KSB Annual Report filed April 18, 1995)

10.17 Acquisition Agreement between IMMO-Finance Corporation and Halford Finance S.A. and Cornington International, Inc., dated August 2, 1995 (incorporated by reference to Exhibit 10.17 to Company's 1996-10-KSB)

10.18 Distribution Agreement between Inoteb and 3H Human Health Company, Ltd., dated May 13, 1995 (English and French versions) (incorporated by reference to Exhibit 10.18 to Company's 1996-10-KSB)

10.19 Contract de Fournitures between Inoteb and 3H Human Health Hightech PLC, dated October 11, 1995 (incorporated by reference to Exhibit 10.19 to Company's 1996- 10-KSB)

10.20 Convention between IMMO-Finance Corporation and various French shareholders and note holders, dated October 6 and 18, 1995 (incorporated by reference to Exhibit 10.20 to Company's 1996-10-KSB)

10.21 INTENTIONALLY OMITTED

10.22 Supply Agreement between Inoteb, S.A., 3H Human Health Hightech PLC and Intermedics Orthopedics/Denver, Inc., dated May 23,1996 (incorporated by reference to Exhibit 10.22 to Company's 1996-10-KSB)

10.23 Stock Option Agreement between Biocoral and Riccardo Mortara, dated June 10, 1996 (incorporated by reference to Exhibit 10.23 to Company's 1996-10-KSB)

10.24 Stock Option Agreement between Biocoral, Halford Finance, S.A. and Cornington International, Inc., dated September 13, 1996 (incorporated by reference to Exhibit 10.24 to Company's 1996-10-KSB)

10.25 Purchase Agreement between Cabestan, Inc. and Brooklyn Roads Limited, dated October 9, 1996 (incorporated by reference to Exhibit 10.25 to Company's 1996-10-KSB)

10.26 Letter Agreement between Biocoral and UI USA, Inc., dated November 26, 1996 (incorporated by reference to Exhibit 10.26 to Company's 1996-10-KSB)

10.27 Stock Option Agreement between Biocoral and each of Nasser Nassiri and Riccardo Mortara, dated December 31, 1996 (incorporated by reference to
      Exhibit 10.27 to Company's 1996-10-KSB)

10.28 Stock Option Agreement, dated October 21, 1997, by and between Biocoral and Nasser Nassiri*

10.29 Stock Option Agreement, dated October 21, 1997, by and between Biocoral and Ramine Almassi*

10.30 Consulting Agreement, dated September 1, 1997, by and between Biocoral and Nasser Nassiri*

10.31 Stock Option Agreement, dated October 1, 1997, by and between Biocoral and Jean Darondel*

10.32 Agreement, dated November 1, 1997, by and between Biocoral, Vida Nassiri Khoobdehi and Jean Darondel*

10.33 Stock Option Agreement, dated October 1, 1997, by and between Biocoral and Jean-Louis Patat*

10.34 Stock Option Agreement, dated October 1, 1997, by and beween Biocoral and Alberto Jussman*

10.35 Stock Option Agreement, dated October 21, 1997 by and between Biocoral and Rosy Eloy*

10.36 Stock Option Agreement, dated February 3, 1998, by and between Biocoral and Jean Darondel*

*Filed herewith

11    List of Biocoral subsidiaries

27    Financial Data Schedule

                         BIOCORAL, INC. AND SUBSIDIARIES

                                    I N D E X

                                                                          PAGE
                                                                          ----

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-2/3

CONSOLIDATED BALANCE SHEETS
  DECEMBER 31, 1997 AND 1996                                              F-4

CONSOLIDATED STATEMENTS OF OPERATIONS
  YEARS ENDED DECEMBER 31, 1997 AND 1996                                  F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
  YEARS ENDED DECEMBER 31, 1997 AND 1996                                  F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS
  YEARS ENDED DECEMBER 31, 1997 AND 1996                                  F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-8/21


                                      * * *

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
  Stockholders
BioCoral, Inc.

We have audited the accompanying consolidated balance sheets of BIOCORAL, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Inoteb SA, a 66.95%-owned subsidiary as of December 31, 1997, which statements reflect total assets of approximately $930,000 and $1,080,000 as of December 31, 1997 and 1996, respectively, and losses from continuing operations of approximately $432,000 and $772,000 for the year ended December 31, 1997 and the period from July 1, 1996 (date of acquisition) through December 31, 1996, respectively. Those statements were audited by other auditors whose report (which contains an explanatory paragraph with respect to Inoteb, SA's ability to continue as a going concern) has been furnished to us, and our opinion, insofar as it relates to the amounts included for Inoteb SA, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioCoral, Inc. and Subsidiaries as of December 31, 1997 and 1996, and their results of operations and cash flows for the years then ended, in conformity with generally accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company and Inoteb SA, its principal operating subsidiary, have incurred significant recurring losses and, as a result, the Company had a working capital deficiency and an accumulated deficit at December 31, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


                                        J.H. COHN LLP
Englewood Cliffs, New Jersey
March 27, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
  Stockholders
Inoteb SA

We have audited the consolidated balance sheets of INOTEB SA (a French corporation) AND SUBSIDIARY as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year ended December 31, 1997 and the period from July 1, 1996 (the effective date of the Company's acquisition by Biocoral, Inc.) to December 31, 1996. These financial statements, which are not presented separately herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inoteb SA and Subsidiary as of December 31, 1997 and 1996, and their results of operations and cash flows for the year ended December 31, 1997 and the period from July 1, 1996 to December 31, 1996, in conformity with generally accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements (which are not presented separately herein), the Company has incurred significant recurring losses and, as a result, it had a working capital deficiency and an accumulated deficit at December 31, 1997. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

                                           CONSULTAUDIT S.A.

Paris, France
February 27, 1998

                         BIOCORAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                      ASSETS                                  1997             1996
                                                           -----------     -----------
Current assets:
   Cash                                                    $   506,930     $     9,142
   Accounts receivable, net of allowance for
     doubtful accounts of $245,900 and $261,300                104,600         153,700
   Inventories                                                 177,500         251,100
   Net assets of discontinued operations                       430,000       1,971,007
   Other current assets                                         95,000         202,500
                                                           -----------     -----------
        Total current assets                                 1,314,030       2,587,449
Property and equipment, net of accumulated
   depreciation of $149,500 and $98,100                        109,053         226,936
License fees, net of accumulated amortization
   of $160,956                                                               1,324,794
Goodwill, net of accumulated amortization of
   $16,000                                                                     153,984
Other assets                                                   188,682         192,412
                                                           -----------     -----------
        Totals                                             $ 1,611,765     $ 4,485,575
                                                           ===========     ===========

                  LIABILITIES AND
        STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Current portion of long-term debt                       $   352,825     $   255,100
   Notes payable:
     Related parties                                           428,811
     Other                                                      25,000         517,500
   Accounts payable and accrued liabilities                    591,302         893,970
                                                           -----------     -----------
        Total current liabilities                            1,397,938       1,666,570
Long-term debt, net of current portion                         447,875         786,500
                                                           -----------     -----------
        Total liabilities                                    1,845,813       2,453,070
                                                           -----------     -----------

Commitments and contingencies

Stockholders' equity (deficiency):
   Preferred stock, par value $.001 per share;
     1,000,000 shares authorized; 300 shares
     issued and outstanding in 1996
   Common stock, par value $.001 per share;
     20,000,000 shares authorized; 7,697,215
     and 7,242,722 shares issued and
     outstanding                                                 7,697           7,243
   Additional paid-in capital                               12,509,248      12,080,191
   Accumulated deficit                                     (12,295,993)     (8,917,429)
   Unearned compensation                                      (455,000)     (1,137,500)
                                                           -----------     -----------
        Total stockholders' equity (deficiency)               (234,048)      2,032,505
                                                           -----------     -----------
        Totals                                             $ 1,611,765     $ 4,485,575
                                                           ===========     ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                              1997             1996
                                                           -----------     -----------
Revenues:
   Sales                                                  $   526,900      $   250,300
   Other income                                                83,801           74,771
                                                          -----------      -----------
        Totals                                                610,701          325,071
                                                          -----------      -----------

Operating expenses:
   Cost of sales                                              172,400          142,300
   Research and development, net of subsidies                 234,400          297,600
   Interest                                                    49,888          114,101
   Depreciation of property and equipment                      51,400           98,100
   Amortization of other assets                                                115,051
   Amortization of unearned compensation                      682,500
   Consulting and professional fees                           489,238          294,708
   Other operating expenses                                   642,603          454,339
                                                          -----------      -----------
        Totals                                              2,322,429        1,516,199
                                                          -----------      -----------
Loss before other expenses (credits)                       (1,711,728)      (1,191,128)

Other expenses (credits):
   Loss on disposal of investment in non-
     marketable securities                                                    (600,000)
   Write-off of intangible assets                          (1,478,778)
   Minority interest in loss of subsidiary                                     117,225
                                                          -----------      -----------
Loss from continuing operations                            (3,190,506)      (1,673,903)
                                                          -----------      -----------
Discontinued real estate operations:
   Income from operations                                                      213,206
   Loss on disposal                                          (188,058)        (200,000)
                                                          -----------      -----------
Income (loss) from discontinued operations                   (188,058)          13,206
                                                          -----------      -----------
Net loss                                                  $(3,378,564)     $(1,660,697)
                                                          ===========      ===========
Loss per common share:
   Loss from continuing operations -- basic               $      (.42)     $      (.29)
   Loss from discontinued operations -- basic                    (.02)
                                                          -----------      -----------
      Net loss per common share -- basic                  $      (.44)     $      (.29)
                                                          ===========      ===========
Weighted average common shares outstanding                  7,630,282        5,679,046
                                                          ===========      ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                        Preferred Stock     Common Stock
                        ---------------   ----------------
                        Number            Number            Additional                                 Total
                          of                of                Paid-In    Accumulated    Unearned    Stockholders'
                        Shares   Amount   Shares    Amount    Capital      Deficit    Compensation     Equity
                        ------   ------   ------    ------    -------      -------    ------------     ------
Balance, January 1,
  1996                   1,000    $  1    5,913,316  $5,913  $ 9,394,020  $(7,256,732)               $2,143,202

Proceeds from sale
   of common stock                          266,667     267      619,733                                620,000

Cancellation of pre-
   ferred stock in con-
   nection with sale of
   common stock           (700)     (1)     933,333     933      699,068                                700,000

Cancellation of common
   stock in connection
   with terminated ac-
   quisition                             (1,711,110) (1,711)       1,711

Common stock issued
   to acquire 56% of
   Inoteb SA                              1,840,516   1,841      228,159                                230,000

Issuance of compensa-
   tory stock options                                          1,137,500               $(1,137,500)

Net loss                                                                   (1,660,697)               (1,660,697)
                        ------    ----    ---------  ------  ----------- ------------  -----------   ----------
Balance, December 31,
  1996                     300      --    7,242,722   7,243   12,080,191   (8,917,429)  (1,137,500)  2,032,505

Cancellation of pre-
  ferred stock in con-
  nection with sale of
  common stock            (300)     --      400,000     400      299,600                               300,000

Issuances of common
  stock for consulting
  services                                   54,493      54      129,457                               129,511

Amortization of un-
  earned compensation                                                                      682,500      682,500

Net loss                                                                   (3,378,564)               (3,378,564)
                        ------    ----    ---------  ------  ----------- ------------  -----------   ----------
Balance, December 31,
  1997                            $ --    7,697,215  $7,697  $12,509,248 $(12,295,993) $  (455,000)  $ (234,048)
                        ======    ====    =========  ======  =========== ============  ===========   ==========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                              1997             1996
                                                          -----------      -----------
Operating activities:
   Net loss                                               $(3,378,564)     $(1,660,697)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Loss on impairment of intangible assets                1,478,778
     Depreciation of property and equipment                    51,400           98,100
     Loss on disposal of property and equipment                83,541
     Effect of governmental subsidies on
        research and development expenses                    (120,000)
     Write-off of nonmarketable securities                                     600,000
     Amortization of other assets                                              115,051
     Amortization of unearned compensation                    682,500
     Minority interest in loss of subsidiary                                  (117,225)
     Common stock issued for consulting services              129,511
     (Income) loss from discontinued operations               188,058          (13,206)
     Changes in operating assets and liabilities:
        Accounts receivable                                    49,100          160,600
        Inventories                                            73,600           66,600
        Other current assets                                  107,500          247,027
        Other assets                                            3,730              630
        Accounts payable and accrued lia-
          bilities                                           (302,668)      (1,235,192)
                                                          -----------      -----------
            Net cash used in operating activi-
               ties                                          (953,514)      (1,738,312)
                                                          -----------      -----------
Investing activities:
   Net cash acquired in purchase of Inoteb SA                                  259,000
   Capital expenditures                                       (17,058)         (99,936)
   Advances from related party                                                 (85,491)
   Net proceeds from disposal of real estate
     operations                                             1,085,000
            Net cash provided by investing                -----------      -----------
               activities                                   1,067,942           73,573
                                                          -----------      -----------
Financing activities:
   Principal payments on short-term obligations              (224,551)
   Proceeds from long-term obligations                         69,000
   Principal payments on long-term obligations               (189,900)         (75,200)
   Proceeds from notes payable to related
     parties                                                  428,811
   Proceeds from sales of common stock                        300,000        1,320,000
                                                          -----------      -----------
            Net cash provided by financing
               activities                                     383,360        1,244,800
                                                          -----------      -----------
Net increase (decrease) in cash                               497,788         (419,939)
Cash, beginning of year                                         9,142          429,081
                                                          -----------      -----------
Cash, end of year                                         $   506,930      $     9,142
                                                          ===========      ===========
Supplemental disclosure of cash flow data:
   Interest paid                                          $    88,996      $   111,493
                                                          ===========      ===========

See Notes to Consolidated Financial Statements.

                           BIOCORAL, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies:

      Business:

            BioCoral, Inc. ("BioCoral") was incorporated under the laws of the State of Delaware on May 4, 1992 and originally organized as a "blind pool" or "blank check" company for the purpose of either merging with or acquiring an operating company. BioCoral was a "development stage company" for accounting purposes until March 25, 1994 when it acquired all of the issued and outstanding stock of Cabestan, Inc. ("Cabestan"), which concurrently acquired commercial real estate properties from a commonly-controlled related party. As further explained below and in Note 2, Cabestan entered into an agreement to sell its real estate properties in October 1996 and consummated the sale in February 1997. Accordingly, the results of the real estate operations have been shown separately as discontinued operations in the accompanying consolidated statements of operations. The net assets of the discontinued real estate operations have also been reclassified and shown separately in the accompanying consolidated balance sheets.

            During 1995, BioCoral acquired 3H Human Health Hightech Public Limited Company ("3H"), an Irish corporation, for the purpose of commencing and developing commercial biomaterials operations. 3H's only significant activity prior to being acquired by BioCoral was the acquisition of an option for the purchase of a license from Inoteb SA ("Inoteb"), a French corporation, that would give 3H the exclusive right to distribute, anywhere outside of France, the medical products developed and manufactured by Inoteb. During 1995, BioCoral also exercised its option for the purchase of the license from Inoteb (see Note 2), and it acquired an option to purchase a controlling interest in Inoteb. During July 1996, BioCoral exercised its option for the purchase of the controlling interest in Inoteb (see Note 2).

            BioCoral, Inoteb, 3H, Cabestan and BioCoral's other subsidiaries are referred to collectively herein as the "Company."

            As of December 31, 1997, substantially all of the Company's continuing operations were biomaterials operations conducted through Inoteb, which was 66.95%-owned as of that date. Such operations consist primarily of developing, manufacturing and marketing bone substitute materials made from coral and other orthopedic, oral and maxillofacial products, including products marketed under the trade name of BioCoral. The Company has not received the regulatory approvals needed to market its products in the United States. Obtaining such approvals could take a long time and involve substantial expenditures. The Company had generated limited amounts of revenues from its biomaterials operations through December 31, 1997 and, as a result, it wrote off the costs as of that date of goodwill and licensing fees that it had incurred and capitalized in the development of its biomaterials operations.

                          BIOCORAL, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):

      Business (concluded):

            During 1994, BioCoral filed a registration statement under the Securities Exchange Act of 1934 (the "Exchange Act") and, as a result, it became required to file periodic reports with the United States Securities and Exchange Commission.

      Basis of presentation:

            The accompanying consolidated financial statements have been prepared based on the assumption that the Company will continue as a going concern. However, the Company has generated limited amounts of revenues from its biomaterials operations and has incurred significant recurring losses from its continuing and discontinued operations, including net losses of $3,378,564 and $1,660,697 in 1997 and 1996, respectively. As a result, the Company had a working capital deficiency of $83,908 and an accumulated deficit of $12,295,993 at December 31, 1997. Inoteb, the Company's principal operating subsidiary, also had a working capital deficiency and an accumulated deficit. These conditions, among others, raise substantial doubts about the ability of the Company to continue as a going concern.

            Management believes that the Company's commercial success and ability to ultimately generate profitable biomaterials operations and continue as a going concern will depend to a significant extent on the Company's ability to obtain from regulatory authorities, such as the Food and Drug Administration, the approvals that will be necessary to enable it to sell its products in the United States and certain other countries. Management expects that the approval process is likely to be very costly and time consuming, and that the Company will need substantial additional amounts of working capital to fund operations while it further develops its technology and obtains the regulatory approvals.

            Management believes that the Company will need a minimum of approximately $700,000 to finance its operations through at least January 1, 1999. Management plans to obtain such resources through loans from, or sales of capital stock to, related and/or unrelated parties. Management believes that if the Company cannot obtain such resources from other parties, the Company's chairman of the board of directors and chief executive officer is committed to and will provide the funds through loans or the purchase of the Company's capital stock. Management will also seek such funds from joint venture or other strategic partners. However, management cannot provide any assurances that the Company will be successful in obtaining such financing and regulatory approvals, or that even if it does obtain such financing and regulatory approvals it will be able to generate profitable operations on a sustained basis. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

      Cash:

            At December 31, 1997 and 1996, substantially all of the Company's cash was held in foreign banks.

      Inventories:

            Inventories are stated at the lower of cost, determined on the first-in, first-out ("FIFO") method, or market.

      Impairment of long-lived assets:

            The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as property and equipment, licenses and goodwill, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

      Property and equipment:

            Property and equipment used in the Company's medical products manufacturing operations are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (15 years for properties and three to ten years for equipment).

      License fees:

            Prior to being written-off upon recognition of their impairment, license fees were recorded at cost and were being amortized using the straight-line method over 15 years.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):

      Goodwill:

            Prior to being written-off upon recognition of its impairment, goodwill, which represented the excess of the costs of acquiring the medical products manufacturing business over the fair value of the net assets at the date of acquisition, was being amortized using the straight-line method over an estimated useful life of five years.

      Advertising:

            The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were not material in 1997 and 1996.

      Research and development:

            Costs and expenses related to research and product development are expensed as incurred.

      Income taxes:

            The Company accounts for income taxes pursuant to the asset and liability method which requires deferred tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

      Stock split:

            In November 1996, the Board of Directors of the Company declared a four for three stock split on the Company's common stock which was effected in the form of a stock dividend and was paid on December 16, 1996. All common share and per share amounts have been retroactively restated to reflect the effect of the four for three stock split.

      Income (loss) per common share:

            Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which replaces the presentation of "primary" and "fully-diluted" income (loss) per common share required under previously promulgated accounting standards with the presentation of "basic" and "diluted" income (loss) per common share.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (concluded):

      Income (loss) per common share (concluded):

            Basic net income (loss) per common share is calculated by dividing net income or loss for each period by the weighted average number of common shares outstanding during the period. The calculation of diluted net income (loss) per common share is similar to that of basic net income (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued during the period.

            Since the Company had losses in 1997 and 1996, the assumed effects of the exercise of outstanding stock options were anti-dilutive and, accordingly, diluted per share amounts have not been presented in the accompanying consolidated statements of operations. In addition, the basic per share amounts presented in the accompanying consolidated statements of operations which were computed in accordance with SFAS 128 do not differ from those computed under previously promulgated accounting standards.

      Other recent accounting pronouncements:

            In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and related Information ("SFAS 131"), which could require the Company to make additional disclosures in its financial statements no later than for the year ending December 31, 1998. SFAS 130 defines comprehensive income, which includes items in addition to those reported in the statement of operations, and requires disclosures about its components. Management believes that the adoption of SFAS 130 will not have a material impact on the Company's disclosures. SFAS 131 requires disclosures for each segment of a business and the determination of segments based on its internal management structure. Management is in the process of evaluating whether SFAS 131 will require the Company to make any additional disclosures.

      Reclassifications:

            Certain accounts in the 1996 consolidated financial statements have been reclassified to conform with 1997 presentations.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisitions and dispositions:
         Acquisition of 3H and the licensing agreement:

            During 1995, the Company issued 1,422,223 shares of common stock to acquire all of the outstanding common shares of 3H. Since neither the shares issued by the Company nor the rights acquired by 3H had an objectively determinable value at the date of the exchange, the Company valued the shares issued and the rights initially acquired on the basis of the par value of the shares issued of $1,422.

            During 1995, the Company exercised its option and purchased a 15-year license from Inoteb for the exclusive right to distribute the medical products developed and manufactured by Inoteb anywhere outside of France. The Company initially capitalized the cost of the license which was $1,485,751. Based on the Company's recurring losses and the uncertainties related to its ability to generate profits in the future from the Inoteb technology, the licensing fees were deemed to be impaired and the remaining carrying value of $1,324,794 was written off in 1997.

      Acquisition of the majority interest in Inoteb:

            During July 1996, the Company issued 1,840,516 shares of common stock to acquire effectively 56% of Inoteb's common stock. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Inoteb have been included in the consolidated totals from July 1, 1996, the effective date of the acquisition.

            The Company valued the shares issued to acquire Inoteb at $230,000 or $.125 per share. Total acquisition costs were allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition, with the excess of the cost over such fair values allocated to goodwill, as shown below:


                Cash                                           $  259,000
                Accounts receivable                               314,300
                Inventories                                       317,700
                Other current assets                              448,142
                Property and equipment                            225,100
                Goodwill                                          169,984
                Other assets                                       23,500
                Accounts payable and accrued expenses            (293,701)
                Long-term debt                                 (1,116,800)
                Minority interest                                (117,225)
                                                               ----------

                  Cost of acquisition                          $  230,000
                                                               ==========

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisitions and dispositions (continued):

      Acquisition of the majority interest in Inoteb (concluded):

            The following unaudited pro forma information shows the results of continuing operations for the year ended December 31, 1996 as though Inoteb had been acquired at the beginning of 1996:

                  Revenues                                   $  700,471
                  Loss from continuing operations            (2,172,028)
                  Loss per common share - basic                    (.32)
                  Weighted average common shares
                    outstanding - basic                       6,863,659

            In addition to combining the historical results of operations of the Company and Inoteb, the pro forma results include adjustments to reflect depreciation and amortization based on the fair values of assets acquired and the minority interest in the net loss (subject to the limitation explained below).

            Based on the Company's recurring losses and the uncertainties related to its ability to generate profits in the future from the Inoteb technology, the goodwill associated with the acquisition of Inoteb was deemed to be impaired and the remaining carrying value of $153,984 was written off in 1997.

            The Company initially recorded approximately $117,000 as the minority interest in connection with its purchase of the 56% interest in Inoteb in July 1996. The minority interest in Inoteb's net loss during the period from July 1, 1996, the effective date of acquisition, through December 31, 1996 exceeded the minority interest initially recorded by approximately $222,000 and, accordingly, that amount was included in the Company's net loss for 1996.

            During 1997, the Company increased its ownership percentage in Inoteb to 66.95% by purchasing additional shares of common stock directly from Inoteb for the Company through an intercompany transfer of approximately $678,000. As a result, an additional $226,000 of capital was allocated to the minority interest. The minority interest in Inoteb's net loss in 1997 exceeded the additional minority interest recorded in 1997 by approximately $173,000 and, accordingly, that amount was included in the Company's net loss for 1997.

            As a result, income earned by Inoteb subsequent to December 31, 1997, if any, will be allocated entirely to the Company until such time as the Company recovers excess losses of approximately $395,000 that were not charged to the minority interest.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisitions and dispositions (concluded):

      Sale of real estate operations:

            On March 25, 1994, Cabestan commenced real estate operations when it purchased land, two buildings and a 9.3% interest in a limited partnership that owns undeveloped land from Bensenville Industrial Park, L.P ("BIPLP") for total consideration of approximately $9,860,000. Riccardo Mortara is an executive officer and the sole director of BIPA, Inc., the general partner of BIPLP. Mr. Mortara is a principal stockholder of the Company. He was also the chairman of the Board of Directors and chief executive officer of the Company at the time the real estate was acquired (he resigned from those positions effective August 18, 1997). Accordingly, the Company and BIPLP were commonly-controlled entities when the Company acquired the real estate from BIPLP.

            The acquisition was accounted for as a purchase. Since the Company and BIPLP were commonly-controlled entities, the Company initially recorded the properties at BIPLP's approximate historical cost of $8,300,000 and accounted for the remainder of the purchase price as a distribution to a related party through a direct charge to stockholders' equity.

            In October 1996, the Company decided to discontinue its real estate operations and entered into an agreement to sell the commercial real estate owned by Cabestan for total consideration of approximately $6,800,000 before costs directly related to the sale. The sale was consummated on February 18, 1997. The purchaser paid approximately $4,748,000 by assuming a mortgage note on the properties and paid $1,945,000 in cash, of which $430,000 was deposited in escrow to secure certain minimum rent guarantees made to the purchaser and approximately $1,515,000 was remitted to the Company.

            Pursuant to SFAS 121 and the terms of the sales agreement, the carrying value of the properties was written-down by approximately $1,625,000 in September 1995 to net realizable value based on the sales price, and other assets were written down by $200,000 in 1996. As a result, the aggregate consideration received approximated the remaining carrying value of the properties when the sale was consummated and no additional gain or loss from the sale was recognized in 1997.

            The net assets of the Company's discontinued real estate operations as of December 31, 1997 and 1996 are set forth in Note 12.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income taxes:

            As of December 31, 1997, the Company had net operating loss carryforwards of approximately $6,203,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2012. Due to changes in the ownership of the Company, the utilization of these loss carryforwards may be subject to substantial annual limitations.

            Deferred tax assets of approximately $2,109,000 and $1,634,000 attributable to the potential benefits from such net operating loss carryforwards as of December 31, 1997 and 1996, respectively, were offset by equivalent valuation allowances due to the uncertainties related to the extent and timing of the Company's future taxable income. There were no other material temporary differences as of these dates.

Note 4 - Property and equipment:

            Property and equipment used in the Company's medical products operations consisted of the following:

                                                    1997           1996
                                                  --------       --------

                Land                              $ 10,000       $ 11,400
                Buildings and improvements         163,610        150,400
                Equipment and furnishings           84,943        163,236
                                                  --------       --------
                                                   258,553        325,036
                Less accumulated depreciation      149,500         98,100
                                                  --------       --------

                  Totals                          $109,053       $226,936
                                                  ========       ========

Note 5 - Investment in nonmarketable securities:

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

            In August 1996, based on PEMP's inability to make the dividend payments, management of the Company deemed the investment in PEMP to be worthless, and it was written off in 1996.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Short-term notes payable:

            At December 31, 1997, the Company had outstanding notes payable to related parties with a principal balance of $428,811 that are due on demand and bear interest at 10%. The notes are secured by 12,298 shares of Inoteb's common stock. The noteholders have the option to convert the notes at any time into a total of 500,000 shares of common stock of the Company (which is equivalent to a conversion rate of $.8576 per share). Interest on such borrowings totaled approximately $11,000 in 1997.

            The Company sold six month, 12% notes (the "Regulation D notes") in the principal amount of $1,975,000 in 1994 and 1995 through an offering that was exempt pursuant to Regulation D of the Securities Act. As of April 4, 1995, the Company was in default with respect to the payment of Regulation D notes with a principal balance of $1,775,000 and accrued but unpaid interest of $53,250 and, accordingly, such notes became due and payable. In August 1995, the Company paid 80% of the principal balance and was able to negotiate an extension of the due date. During 1997, the Company used a portion of the proceeds from the sale of its commercial real estate (see Note 2) to make principal payments on the notes totaling $492,500 (including $208,062 which was directly offset against outstanding notes and, accordingly, not reflected in the accompanying 1997 consolidated statement of cash flows). As a result, the outstanding principal balance of the Regulation D notes was $25,000 at December 31, 1997. Management anticipates that the Company will repay the remaining balance as soon as it can locate the remaining noteholder.

Note 7 - Long-term debt:

            Long-term debt at December 31, 1997 and 1996 consisted of the following:

                                                          1997         1996
                                                        --------    ----------
                Term loans payable monthly in
                  varying installments, including
                  interest at rates ranging from
                  6.95% to 9.5%, through December
                  2001 (A)                              $397,600    $  524,600
                Noninterest bearing advances in-
                  itially scheduled to be paid
                  in monthly installments through
                  2002 (B)                               403,100       517,000
                                                        --------    ----------
                                                         800,700     1,041,600
                Less current portion                     352,825       255,100
                                                        --------    ----------
                Long-term debt                          $447,875    $  786,500
                                                        ========    ==========

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Long-term debt (concluded):

            (A) The loans were secured by equipment with a net carrying value of approximately $109,053 at December 31, 1997.

            (B) The advances were made to Inoteb by an agency of the French government that finances or subsidizes certain research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, Inoteb will not have to pay some or all of the advances. During 1997, the Company reduced advances payable and research and development expenses by $120,000 as a result of subsidies obtained from the governmental agency.

            Principal payment requirements on long-term obligations in each of the five years subsequent to December 31, 1997 are as follows:

                Year Ending
                December 31,                                  Amount
                ------------                                  ------

                    1998                                    $352,825
                    1999                                     134,925
                    2000                                     111,925
                    2001                                     100,925
                    2002                                     100,100

            Management of the Company believes that the term loans and the noninterest bearing advances had carrying values that approximated their fair values as of December 31, 1997 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of that date.

Note 8 - Common stock issued or issuable to Consultants and advisors:

            On October 21, 1997, the Company issued 54,493 shares of common stock for consulting services with a fair market value of $129,511 or $2.38 per share which was charged to operating expenses in 1997 (including $100,000 for the fair market value of 42,105 shares issued to the Company's chief executive officer). These were noncash transactions that are not reflected in the accompanying 1997 consolidated statement of cash flows.

            On October 1, 1997, the Company formed a Scientific Advisory Board ("SAB") with four members who will advise the Company on scientific and medical developments relating to its products. Although the Company is not contractually obligated to compensate the members of the SAB, management intends to issue shares of the Company's common stock with a fair value of $39,000 to them on April 1, 1998 and October 1, 1998 to compensate them for their services. Accordingly, the Company accrued a liability of $19,500 for such compensation as of December 31, 1997, which would have required the issuance of approximately 5,400 shares as payment based on the fair market value of the Company's common shares as of December 31, 1997.

Note 9 - Stock option plan:

            On May 4, 1992, the Company adopted a stock option plan (the "Plan") pursuant to which options to purchase an aggregate of up to 2,000,000 shares of common stock may be issued.

            -- On June 10, 1996, the Company granted options for the purchase of 333,334 shares of common stock exercisable at $5.81 per share, the fair market value of the shares on the date of grant.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Stock option plan (continued):

            -- On December 31, 1996, the Company granted options for the purchase of 650,000 shares of common stock exercisable at $3.75 per share (including options for the purchase of 325,000 shares granted to Mr. Mortara).

            -- On October 21, 1997, the Company granted its chief executive officer and its new chief financial officer options to purchase a total of 700,000 shares of common stock exercisable at $2.375 per share, the fair market value of the shares on the date of grant.

            -- In 1997, the Company granted the members of the SAB options to purchase a total of 75,000 shares of common stock exercisable at $2.875 per share, the fair market value of the shares on the date of grant.

            These options are exercisable for a five year period from the date of issuance. At December 31, 1997, there were no other outstanding options and options to purchase 241,666 shares were available for grant. Accordingly, the weighted average exercise price of the options outstanding and exercisable at December 31, 1997 and 1996 was $3.56 and $4.45 per share, respectively. The weighted average fair value of the options granted in 1997 and 1996 was $2.42 and $5.61 per share, respectively.

            The fair value of the common stock underlying the 650,000 options issued on December 31, 1996 exceeded the exercise price. Therefore, the Company charged $1,137,500 to unearned compensation and additional paid-in capital upon the issuance of these options on December 31, 1996 based on the number of shares subject to option and the difference between the estimated fair value of an underlying share and the per share exercise price. Unearned compensation is being amortized on a straight-line basis over periods of up to five years. The unamortized portion of unearned compensation is presented separately in and deducted from stockholders' equity in the Company's consolidated balance sheets. General and administrative expenses for 1997 include amortization of $682,500, of which approximately $483,000 was accelerated as a result of the resignation of Mr. Mortara.

            The Company has elected to make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied if such pro forma amounts differ materially from the historical amounts. Therefore, the Company will account for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and recognize compensation costs as a result of the issuance of stock options based on the excess, if any, of the fair value of the underlying stock at the date of grant (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Stock option plan (concluded):

            The compensation cost, pro forma loss and loss per common share from continuing operations and net loss and net loss per common share for 1997 and 1996 determined using a fair value based method of accounting for the stock options granted in 1997 and 1996, as required by SFAS 123, would not differ materially from the corresponding historical amounts.

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

Note 12- Discontinued operations:

            The assets and liabilities of the Company's discontinued real estate operations as of December 31, 1997 and 1996 consisted of the following:

                                                         1997         1996
                                                      --------     ----------
                Cash                                               $  200,000
                Cash held in escrow                   $430,000
                Property and equipment, net of
                  accumulated depreciation                          6,654,000
                Mortgage note payable                              (4,767,000)
                Other liabilities                                    (115,993)
                                                      --------     ----------
                Net assets                            $430,000     $1,971,007
                                                      ========     ==========

            Income (loss) from discontinued real estate operations reflects charges for interest of $38,764 and $338,075 for 1997 and 1996, respectively. Depreciation was discontinued when the property and equipment was written down to net realizable value in 1995 and there was no charge for depreciation expense in 1997 and 1996.

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

            Information about the Company's operations in different geographic locations for 1997 and 1996 is shown below:

                             United
                             States        France       Ireland     Consolidated
                             ------        ------       -------     ------------
           1997

           Net sales                     $  526,900                 $   526,900
           Loss from
             continuing
             operations    $(1,400,005)    (432,400)  $(1,358,101)   (3,190,506)
           Identifiable
             assets            676,801      929,653         5,311     1,611,765

           1996

           Net sales                        250,300                     250,300
           Loss from
             continuing
             operations       (255,321)    (771,700)     (646,882)   (1,673,903)
           Identifiable
             assets          2,067,341    1,079,984     1,338,250     4,485,575

Note 14- Subsequent event:

            On February 3, 1998, the Company granted options to purchase 200,000 shares of common stock pursuant to the plan exercisable at $3.25 per share, the fair market value of the shares on the date of the grant (see Note 9).

                                      * * *

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BIOCORAL, INC.

Date: 4/15/98                       By: s/ Nasser Nassiri
                                        ---------------------------------------
                                    Nasser Nassiri , Chairman of the Board and
                                    Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                           Title                         Date
---------                           -----                         ----

s/ Nasser Nassiri
----------------------------
Nasser Nassiri                      Chairman of the Board         4/15/98
                                    and a director


s/ Ramine Almassi
----------------------------
Ramine Almassi                      Treasurer, Secretary and      4/15/98
                                    a director


s/ Jean Darondel                    Director                      4/15/98
----------------------------
Jean Darondel