Form 10QSB
period 1998-03-31
BIOCORAL INC
filed 1998-05-15
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            for the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                      Commission file number     0-23512
                                             ---------------

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

                   3 villa de l'Industrie, Saint-Ouen, FRANCE
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of March 31, 1998 was 7,697,215.

                                     PART I

Item 1. Financial Statements. Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations

            The Company experienced a net loss of $282,923 from continuing operations during the three month period ending March 31, 1998 ("Stub 1998") as compared to a net loss from continuing operations of $441,110 for the comparable period in 1997 ("Stub 1997"). The decrease in the loss is attributable primarily to Inoteb's having reduced its loss from approximately $193,000 in Stub 1997 to approximately $96,000 in 1998. This reduction was primarily due to Inoteb reducing its cost of sales from $122,800 in Stub 1997 to $31,600 in Stub 1998 and other operating expenses by approximately $66,000 from approximately $151,000 in Stub 1997 to $85,000 in Stub 1998. These reductions in Inoteb's expenses were offset somewhat by an increase in research and development expenditures of approximately $76,500 from $40,300 in Stub 1997 to $116,800 in Stub 1998. The Company's other expenses, not from Inoteb, were reduced during Stub 1998 by approximately $33,000 due to the Company's having written off certain marketing rights during the fourth quarter of 1997 therefore stopping the amortization expense associated therewith. Total revenues for Stub 1998 were $143,806, as against $141,667 for Stub 1997, an insignificant change. Revenues reflected principally the results of Inoteb's sales.

            In February 1997 the Company sold its Bensenville properties, its discontinued real estate operations, to a third party in a transaction in which the Company received net proceeds of approximately $1,500,000 (subject to certain escrows to secure guarantees), and recognized a loss on disposal of approximately $188,000. The aforementioned items resulted in the Company's net loss per share being reduced to $.04 per share from $.08 per share.

      Financial Condition, Liquidity and Capital Resources; Current Plans.

            At March 31, 1998, the Company had a working capital deficiency of $313,159 and an accumulated stockholder's deficit of $488,534. In their report on the Company's financial statements at December 31, 1997, the Company's auditors expressed doubts about the Company's ability to continue as a going concern. Management believes that the Company's cash position, combined with its anticipated revenues and management's commitment to obtain financing for the Company of at least $700,000 will enable it to sustain its activities through at least April 1, 1999.

      Statements contained herein may constitute forward-looking statements under the Federal securities laws. Such statements are subject to certain risks and uncertainties that could cause the actual timing of such other events to differ materially from those projected. With respect to such dates, the Company's management has made certain assumptions regarding, among other things, the availability of additional capital on reasonable terms, successful and timely completion of pre-clinical tests, obtaining certain approvals of the clinical trials from the FDA, the availability of adequate clinical supplies, the absence of delays in patient enrollment and the availability of adequate capital resources necessary to complete the clinical trials. The Company's ability to commence clinical trials on the dates anticipated is subject to certain risks. Undue reliance should not be placed on the dates on which the Company anticipates commencing clinical trials. These estimates are based upon the current expectations of Company's management, which may change in the future due to a large number of potential events, including unanticipated future developments.

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

Item 3. Defaults Upon Senior Securities. None.

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

                                          BIOCORAL, INC.


Date: May 15, 1998                      /s/ Nasser Nassiri
                                       ------------------------
                                       Nasser Nassiri, Chairman

                         BIOCORAL, INC. AND SUBSIDIARIES

              INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




                                                                         PAGE
                                                                         ----

CONSOLIDATED BALANCE SHEETS
   MARCH 31, 1998 AND DECEMBER 31, 1997                                  F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
   THREE MONTHS ENDED MARCH 31, 1998 AND 1997                            F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
   THREE MONTHS ENDED MARCH 31, 1998                                     F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS
   THREE MONTHS ENDED MARCH 31, 1998 AND 1997                            F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-6/14



                                      *   *   *

                         BIOCORAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997


                                                              March          December
                      ASSETS                                 31, 1998        31, 1997
                                                           -----------     -----------
                                                           (Unaudited)     (See Note 1)
Current assets:
   Cash                                                    $   443,900     $   506,930
   Accounts receivable, net of allowance for
     doubtful accounts of $190,200 and $245,900                 84,000         104,600
   Inventories                                                 171,500         177,500
   Net assets of discontinued operations                       280,000         430,000
   Other current assets                                         80,800          95,000
                                                           -----------     -----------
        Total current assets                                 1,060,200       1,314,030
Property and equipment, net of accumulated
   depreciation of $163,100 and $149,500                        73,356         109,053
Other assets                                                   188,269         188,682
                                                           -----------     -----------

        Totals                                             $ 1,321,825     $ 1,611,765
                                                           ===========     ===========

    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Current portion of long-term debt                       $   335,200     $   352,825
   Notes payable:
     Related parties                                           428,811         428,811
     Other                                                      25,000          25,000
   Accounts payable and accrued liabilities                    584,348         591,302
                                                           -----------     -----------
        Total current liabilities                            1,373,359       1,397,938
Long-term debt, net of current portion                         437,000         447,875
                                                           -----------     -----------
        Total liabilities                                    1,810,359       1,845,813
                                                           -----------     -----------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, par value $.001 per share;
     1,000,000 shares authorized; none issued                    -               -
   Common stock, par value $.001 per share;
     20,000,000 shares authorized; 7,697,215
     shares issued and outstanding                               7,697           7,697
   Additional paid-in capital                               12,509,248      12,509,248
   Accumulated deficit                                     (12,578,916)    (12,295,993)
   Unearned compensation                                      (426,563)       (455,000)
                                                           -----------     -----------
        Total stockholders' deficiency                        (488,534)       (234,048)
                                                           -----------     -----------

        Totals                                             $ 1,321,825     $ 1,611,765
                                                           ===========     ===========


See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


                                                    1998           1997
                                                -----------    -----------

Revenues:
   Sales                                        $   143,000    $   137,200
   Other income                                         806          4,477
                                                -----------    -----------
        Totals                                      143,806        141,677
                                                -----------    -----------

Operating expenses:
   Cost of sales                                     31,600        122,800
   Research and development, net of subsidies       116,800         40,300
   Interest                                          19,395         16,783
   Depreciation of property and equipment            13,600          9,900
   Amortization of other assets                                     32,763
   Amortization of unearned compensation             28,437         56,875
   Consulting and professional fees                 105,504        106,048
   Other operating expenses                         111,393        197,318
                                                -----------    -----------
        Totals                                      426,729        582,787
                                                -----------    -----------

Loss from continuing operations                    (282,923)      (441,110)

Discontinued real estate operations -
   loss on disposal                                               (188,058)
                                                -----------    -----------
Net loss                                        $  (282,923)   $  (629,168)
                                                ===========    ===========


Loss per common share:
   Loss from continuing operations -- basic     $      (.04)   $      (.06)
   Loss from discontinued operations -- basic                         (.02)
                                                -----------    -----------

      Net loss per common share -- basic        $      (.04)   $      (.08)
                                                ===========    ===========


Weighted average common shares outstanding        7,697,215      7,544,944
                                                ===========    ===========


                See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)

                        Preferred Stock    Common Stock
                        ---------------    ------------
                        Number            Number            Additional                                  Total
                          of                of                Paid-In    Accumulated     Unearned    Stockholders'
                        Shares   Amount   Shares    Amount    Capital      Deficit     Compensation   Deficiency
                        ------   ------   ------    ------    -------      -------     ------------   ----------
Balance, January 1,
  1998                      -     $ -    7,697,215  $7,697  $12,509,248  $(12,295,993)  $(455,000)    $(234,048)

Amortization of un-
   earned compensation                                                                     28,437        28,437

Net loss                                                                     (282,923)                 (282,923)
                           ---    ----   ---------  ------  -----------  ------------   ---------     ---------

Balance, March 31,
  1998                      -     $ -    7,697,215  $7,697  $12,509,248  $(12,578,916)  $(426,563)    $(488,534)
                           ===    ====   =========  ======  ===========  ============   =========     =========


See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                              1998              1997
                                                            ---------        ---------
Operating activities:
   Net loss                                                 $(282,923)       $(629,168)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation of property and equipment                    13,600            9,900
     Loss on disposal of property and equipment                22,097           56,100
     Amortization of other assets                                               32,763
     Amortization of unearned compensation                     28,437           56,875
     Loss from discontinued operations                                         188,058
     Changes in operating assets and liabilities:
        Accounts receivable                                    20,600          (26,200)
        Inventories                                             6,000          102,800
        Other current assets                                   14,200         (288,434)
        Other assets                                              413            1,000
        Accounts payable and accrued liabilities               (6,954)          96,952
                                                            ---------        ---------
            Net cash used in operating activi-
               ties                                          (184,530)        (399,354)
                                                            ---------        ---------

Investing activities - net proceeds from dis-
   posal of discontinued real estate operations               150,000          612,923
                                                            ---------        ---------

Financing activities:
   Proceeds from long-term obligations                                          60,300
   Principal payments on long-term obligations                (28,500)         (70,600)
   Proceeds from sale of common stock                                          300,000
                                                            ---------        ---------
            Net cash provided by (used in)
               financing activities                           (28,500)         289,700
                                                            ---------        ---------

Net increase (decrease) in cash                               (63,030)         503,269
Cash, beginning of period                                     506,930            9,142
                                                            ---------        ---------

Cash, end of period                                         $ 443,900        $ 512,411
                                                            =========        =========

Supplemental disclosure of cash flow data:
   Interest paid                                            $   8,675        $  55,547
                                                            =========        =========


See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Business and basis of presentation:

      Business:

            BioCoral, Inc. ("BioCoral") was incorporated under the laws of the State of Delaware on May 4, 1992 and originally organized as a "blind pool" or "blank check" company for the purpose of either merging with or acquiring an operating company. BioCoral was a "development stage company" for accounting purposes until March 25, 1994 when it acquired all of the issued and outstanding stock of Cabestan, Inc. ("Cabestan"), which concurrently acquired commercial real estate properties from a commonly-controlled related party. As further explained in Note 2 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "10-KSB") previously filed with the United States Securities and Exchange Commission and in
            Note 4 herein, Cabestan entered into an agreement to sell its real estate properties in October 1996 and consummated the sale in February 1997. Accordingly, the results of the real estate operations have been shown separately as discontinued operations in the accompanying consolidated statements of operations. The net assets of the discontinued real estate operations have also been reclassified and shown separately in the accompanying consolidated balance sheets.

            During 1995, BioCoral acquired 3H Human Health Hightech Public Limited Company ("3H"), an Irish corporation, for the purpose of commencing and developing commercial biomaterials operations. 3H's only significant activity prior to being acquired by BioCoral was the acquisition of an option for the purchase of a license from Inoteb SA ("Inoteb"), a French corporation, that would give 3H the exclusive right to distribute, anywhere outside of France, the medical products developed and manufactured by Inoteb. During 1995, BioCoral also exercised its option for the purchase of the license from Inoteb (see Note 2 in the 10-KSB), and it acquired an option to purchase a controlling interest in Inoteb. During July 1996, BioCoral exercised its option for the purchase of the controlling interest in Inoteb (see Note 2 in the 10-KSB).

            BioCoral, Inoteb, 3H, Cabestan and BioCoral's other subsidiaries are referred to collectively herein as the "Company."

            As of March 31, 1998, substantially all of the Company's continuing operations were biomaterials operations conducted through Inoteb, which was 66.95%-owned as of that date. Such operations consist primarily of developing, manufacturing and marketing bone substitute materials made from coral and other orthopedic, oral and maxillofacial products, including products marketed under the trade name of BioCoral. The Company has not received the regulatory approvals needed to market its products in the United States. Obtaining such approvals could take a long time and involve substantial expenditures.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Business and basis of presentation (continued):

      Business (concluded):

            The Company has generated limited amounts of revenues from its biomaterials operations and, as a result, on December 31, 1997 it wrote off all of the costs of goodwill and licensing fees that it had incurred and capitalized in the development of its biomaterials operations.

            During 1994, BioCoral filed a registration statement under the Securities Exchange Act of 1934 (the "Exchange Act") and, as a result, it is required to file periodic reports with the United States Securities and Exchange Commission.

      Basis of presentation:

            The accompanying consolidated financial statements have been prepared based on the assumption that the Company will continue as a going concern. However, the Company has generated limited amounts of revenues from its biomaterials operations and has incurred significant recurring losses from its continuing and discontinued operations, including net losses of $282,923 and $3,378,564 for the three months ended March 31, 1998 and the year ended December 31, 1997, respectively. As a result, the Company had a working capital deficiency of $313,159 and an accumulated deficit of $12,578,916 at March 31, 1998. Inoteb, the Company's principal operating subsidiary, also had a working capital deficiency and an accumulated deficit. These conditions, among others, raise substantial doubts about the ability of the Company to continue as a going concern.

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

            Management believes that the Company will need a minimum of approximately $700,000 to finance its operations through at least April 1, 1999. Management plans to obtain such resources through loans from, or sales of capital stock to, related and/or unrelated parties. Management believes that if the Company cannot obtain such resources from other parties, the Company's chairman of the board of directors and chief executive officer is committed to and will provide the funds through loans or the purchase of the Company's capital stock. Management will also seek such funds from joint venture or other strategic partners. However, management cannot provide any assurances that the Company will be successful in obtaining such financing and regulatory

                        BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Business and basis of presentation (concluded):

      Basis of presentation (concluded):

            approvals, or that even if it does obtain such financing and regulatory approvals it will be able to generate profitable operations on a sustained basis. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

            In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 1998, and its results of operations and cash flows for the three months ended March 31, 1998 and 1997. Information included in the consolidated balance sheet as of December 31, 1997 has been derived from the audited balance sheet in the 10-KSB. These unaudited consolidated financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

Note 2 - Loss per common share:

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

            Since the Company had losses for the three months ended March 31, 1998 and 1997, the assumed effects of the exercise of outstanding stock options were anti-dilutive and, accordingly, diluted per share amounts have not been presented in the accompanying consolidated statements of operations. In addition, the basic loss per common share amounts presented in the accompanying consolidated statement of operations for the three months ended March 31, 1997 which were computed in accordance with SFAS 128 do not differ from those computed under previously promulgated accounting standards.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Minority interest in Inoteb:

            As further explained in Note 2 in the 10-KSB, as a result of losses incurred by Inoteb during and prior to 1997, the minority interest in Inoteb had been eliminated as of December 31, 1997 and 1996. The Company's net losses for the three months ended March 31, 1998 and 1997 included approximately $32,000 and $85,000, respectively, of Inoteb's net losses that could not be allocated due to the prior elimination of the minority interest. Income earned by Inoteb subsequent to March 31, 1998, if any, will be allocated entirely to the Company until such time as the Company recovers excess losses of approximately $427,000 that could not be charged to the minority interest.

Note 4 - Sale of discontinued real estate operations:

            As further explained in Note 2 in the 10-KSB, in October 1996, the Company decided to discontinue its real estate operations and entered into an agreement to sell the commercial real estate owned by Cabestan for total consideration of approximately $6,800,000 before costs directly related to the sale. The sale was consummated on February 18, 1997. During the period from February 18, 1997 to December 31, 1997, the purchaser paid approximately $4,748,000 by assuming a mortgage note on the properties and paying $1,945,000 in cash at various dates. Of the total cash payments, approximately $1,515,000 was remitted to the Company and $430,000 was initially deposited in escrow to secure certain minimum rent guarantees made to the purchaser. During the three months ended March 31, 1998, a total of $150,000 was released from escrow. The escrow account balances of $280,000 and $430,000 were the only remaining assets attributable to discontinued real estate operations as of March 31, 1998 and December 31, 1997, respectively; there were no remaining liabilities attributable to discontinued real estate operations as of either of those dates.

            The loss from discontinued real estate operations includes charges for interest of $38,764 for the three months ended March 31, 1997. Depreciation was discontinued when the property and equipment was written down to net realizable value in 1995 and, accordingly, there was no charge for depreciation expense for the three months ended March 31, 1997.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Income taxes:

            As of March 31, 1998, the Company had net operating loss carryforwards of approximately $6,458,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2013. Due to changes in the ownership of the Company, the utilization of these loss carryforwards may be subject to substantial annual limitations.

            Deferred tax assets of approximately $2,196,000 and $2,109,000 attributable to the potential benefits from such net operating loss carryforwards as of March 31, 1998 and December 31, 1997, respectively, were offset by equivalent valuation allowances due to the uncertainties related to the extent and timing of the Company's future taxable income. There were no other material temporary differences as of these dates.

Note 6 - Short-term notes payable:

            At March 31, 1998, the Company had outstanding notes payable to related parties with a principal balance of $428,811 that are due on demand and bear interest at 10%. The notes are secured by 12,298 shares of Inoteb's common stock. The noteholders have the option to convert the notes at any time into a total of 500,000 shares of common stock of the Company (which is equivalent to a conversion rate of $.8576 per share). Interest on such borrowings totaled approximately $11,000 for the three months ended March 31, 1998.

            The Company sold six month, 12% notes (the "Regulation D notes") in the principal amount of $1,975,000 in 1994 and 1995 through an offering that was exempt pursuant to Regulation D of the Securities Act. As of April 4, 1995, the Company was in default with respect to the payment of Regulation D notes with a principal balance of $1,775,000 and accrued but unpaid interest of $53,250 and, accordingly, such notes became due and payable. In 1995, the Company made payments that reduced the principal balance to $517,500 and negotiated an extension of the due date. During the period from February 18, 1997 to December 31, 1997, the Company used a portion of the proceeds from the sale of its commercial real estate (see
            Note 4) to make principal payments on the notes totaling $492,500. As a result, the outstanding principal balance of the Regulation D notes was $25,000 at March 31, 1998 and December 31, 1997. Management anticipates that the Company will repay the remaining balance as soon as it can locate the remaining noteholder.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7 - Long-term debt:

            Long-term debt at March 31, 1998 and December 31, 1997 consisted of the following:


                                                         March      December
                                                        31, 1998    31, 1997
                                                        --------    --------
                Term loans payable monthly in
                  varying installments, including
                  interest at rates ranging from
                  6.95% to 9.5%, through December
                  2001 (A)                              $376,300    $397,600
                Noninterest bearing advances in-
                  itially scheduled to be paid
                  in monthly installments through
                  2002 (B)                               395,900     403,100
                                                        --------    --------
                                                         772,200     800,700
                Less current portion                     335,200     352,825
                                                        --------    --------

                Long-term debt                          $437,000    $447,875
                                                        ========    ========

            (A) The loans were secured by equipment with a net carrying value of approximately $73,356 at March 31, 1998.

            (B) The advances were made to Inoteb by an agency of the French government that finances or subsidizes certain research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, Inoteb will not have to pay some or all of the advances.

            Principal payment requirements on long-term obligations in each of the five years subsequent to March 31, 1998 are as follows:

                Year Ending
                 March 31,                  Amount
                 ---------                  ------

                     1999                  $335,200
                     2000                   131,500
                     2001                   109,000
                     2002                    98,200
                     2003                    98,300

            Management of the Company believes that the term loans and the noninterest bearing advances had carrying values that approximated their fair values as of March 31, 1998 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of that date.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 8 - Common stock issued or issuable to consultants and advisors:

            On October 1, 1997, the Company formed a Scientific Advisory Board ("SAB") with four members who will advise the Company on scientific and medical developments relating to its products. Although the Company is not contractually obligated to compensate the members of the SAB, management intends to issue shares of the Company's common stock with a fair value of $39,000 to them on April 1, 1998 and October 1, 1998 to compensate them for their services. Accordingly, the Company accrued a liability of $39,000 for such compensation as of March 31, 1998, which, based on the fair market value of the Company's common shares, will be paid through the issuance of approximately 19,500 common shares.


Note 9 - Stock option plan

            As further explained in Note 9 in the 10-KSB, on May 4, 1992, the Company adopted a stock option plan (the "Plan") pursuant to which options to purchase an aggregate of up to 2,000,000 shares of common stock may be issued. As of December 31, 1997, the Company had granted options for the purchase of 1,758,334 shares of common stock all of which were exercisable at exercise prices ranging from $2.375 to $5.81 per share. The weighted average exercise price of those options was $3.56 per share.

            On February 3, 1998, the Company granted options for the purchase of 200,000 shares of common stock exercisable at $3.25 per share, the fair market value of the shares on the date of grant. These options, which are exercisable for a five year period from the date of issuance, remained outstanding at March 31, 1998. No options were granted during the three months ended March 31, 1997.

            Accordingly, as of March 31, 1998, the Company had granted options for the purchase of 1,958,334 shares of common stock all of which were exercisable at exercise prices ranging from $2.375 to $5.81 per share. The weighted average exercise price of those options was $3.52 per share. A total of 41,666 shares remained available for grant.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 9 - Stock option plan (concluded):

            Since, as also explained in Note 9 in the 10-KSB, the Company has elected to continue to use the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options and the exercise price for the options granted during the three months ended March 31, 1998 approximated the fair value of the underlying stock at the date of grant, the Company did not recognize any compensation costs in connection with the options granted on February 3, 1998 for the purchase of 200,000 shares of common stock.

            The compensation cost, pro forma loss and loss per common share from continuing operations and net loss and net loss per common share for the three months ended March 31, 1998 and 1997, determined using a fair value based method of accounting as required by SFAS 123 for the stock options granted by the Company, have not been presented since such amounts do not differ materially from the corresponding historical amounts.

Note 10 - Preferred stock:

            At January 1, 1997, there were 300 shares of nonconvertible, Series A preferred stock outstanding, all of which were owned by a company controlled by Riccardo Mortara, a principal stockholder of the Company (see Notes 2 and 10 in the 10-KSB). During January 1997, the remaining 300 shares of preferred stock outstanding were canceled and 400,000 shares of common stock were sold to the holder for $300,000.

Note 11 - Segment and geographic information:

            The Company operates principally in one industry segment which includes the development, manufacture and sale of biomedical materials used in medical products. The Company conducts operations outside of the United States, principally in France and Ireland.

            Information about the Company's operations in different geographic locations for the three months ended March 31, 1998 and 1997 is shown below:

                    United
                    States        France        Ireland   Consolidated
                    ------        ------        -------   ------------
1998
----

Net sales                    $   143,000                  $   143,000
Loss from
  continuing
  operations   $  (180,827)      (95,900)   $    (6,196)     (282,923)
Identifiable
  assets           576,279       745,546                    1,321,825

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 11 - Segment and geographic information (concluded):

                    United
                    States        France        Ireland   Consolidated
                    ------        ------        -------   ------------
1997
----

Net sales                     $   137,200                   $   137,200
Loss from
  continuing
  operations   $  (201,139)      (193,000)   $   (46,971)      (441,110)
Identifiable
  assets         1,957,966      1,036,036      1,305,932      4,299,934


                                      * * *