Form 10QSB
period 1998-06-30
BIOCORAL INC
filed 1998-08-19
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

            for the quarterly period ended June 30, 1998

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number   0-23512
                                              -----------

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

                 38 rue Anatole France, Levallois Perret, France
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                011-3314-757-9843
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of June 30, 1998 was 7,697,215.

                                     PART I

Item 1.  Financial Statements. Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results of Operations

         The Company experienced a net loss of $614,109 from continuing operations during the six month period ended June 30, 1998 ("Stub 1998") primarily due to operating losses in its Inoteb subsidiary. There were no losses from discontinued operations in Stub 1998 whereas in the six month period ended June 30, 1997 ("Stub 1997"), such losses from discontinued real estate operations aggregated $188,058. The overall net loss for Stub 1998 was slightly lower than for the Stub 1997 when the Company experienced a net loss of $ 1,110,746. This decrease was due primarily to the cutting of operating expenses (from $1,191,956 in Stub 1997 to $849,447 in Stub 1998) and the lack of losses from discontinued operations. Total revenues for Stub 1998 were $235,338, a slight decrease from $269,268 in Stub 1997. Similar decreases in revenues, operating expenses and net losses are seen in the results of the three months ended June 30, 1998 as opposed to the three months ended June 30, 1997. This demonstrates the relative stability of both revenues and operating expenses during such periods.

         In February 1997 the Company sold its Bensenville properties to a third party in a transaction in which the Company received net proceeds of approximately $1,515,000 of which $430,000 was deposited in escrow to secure certain minimum rent guarantees made to the purchaser and was relieved of its mortgage indebtedness. Management has been utilizing the escrowed deposits to fund operations. At June 30, 1998, there remained $255,319 in escrow.
Management believes that the balance of such proceeds, together with other operating revenues and the funds sought to be raised described below, should be sufficient to fund the Company's operations through June 30, 1999. See "Current Plans of Registrant" below.

         Financial Condition, Liquidity and Capital Resources.

         Total assets decreased by $308,440 from December 31, 1997 to June 30, 1998, primarily due to funding the Company's losses during Stub 1998. Cash decreased slightly, by $36,593 and total liabilities increased by 248,794, primarily due to the borrowing of $250,000 in Stub 1998 from a third party. There is an overall stockholder's deficiency of $791,282 at June 30, 1998.

         Management anticipates an additional positive change in its cash position to one of greater liquidity (I) if it successfully liquidates its interest in the SIM and in PEMP, two written-down subsidiaries; and (ii) upon the release of the funds escrowed in connection with the Bensenville sale (approximately $255,319). Management has no timetable for the liquidation of its interest in either SIM (a discontinued subsidiary) or PEMP (a written-down investment). Proceeds of the sale of either of these two entities will be utilized to fund the Company's operations, although no assurance can be had that either of these can be sold or on prices and terms favorable to the

Company. Management believes that the Company has sufficient cash flow to sustain its activities through the end of fiscal 1998.

         On August 1, 1998 and continuing through March 31,1999 (unless extended), the Company began offering units of its securities to "accredited investors" as defined in Regulation D under the Securities Act of 1933, as amended. Each unit will consist of $25,000 of 8% callable convertible three year promissory notes of the Company due December 31,2001. The Company seeks to sell a minimum of 60 units or $1,500,000 up to a maximum of 200 units or $5,000,000. The notes will be convertible at any time at the holder's option at the rate of $3.50 per share. Interest on the notes will be payable annually either in cash or shares of the Company's stock at the Company's option. As of August 13,1998, the Company had received, in escrow, subscriptions for 50 units or $1,250,000. However, Management cannot provide any assurance that it will be successful in completing the private placement.

         Current Plans of Registrant

         Inoteb has been selling its products, principally within the European Community, for several years, but does not yet have approval for the sale of its products in the United States, a significant market. Management believes that the US market, together with other as-yet-unserviced markets, presents a significant opportunity for the Company's growth. Management is aware of a company in the US which is selling in the US its own coral-based products for use in human bone regeneration which has FDA approval for its products and is substantially better capitalized than the Company; however, management believes that the Company's products are superior to such competitor's products. Inoteb anticipates beginning Phase III clinical trials in Europe for products relating to osteoporosis and fractures of the femur and hip. The Company has also made arrangements for the commencement of clinical trials for certain other products with a view toward FDA approval thereof although such trials have not yet commenced. In the interim, the Company will focus on increasing its European and other sales of its products, streamlining Inoteb's operations, entering into joint ventures with key strategic partners for distribution of its products, research and development and the like. No assurance can be had that any such arrangements will be reached or that they will be profitable.

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

                                     PART II

Item 1. Legal Proceedings. On July 25, 1997, the United States Securities and Exchange Commission ("Commission") filed a complaint in the United States District Court for the District of Columbia against the Company alleging that the Company had failed to file its Annual Report on Form 10-KSB for the year ended December 31, 1996, two Quarterly Reports on Form 10-QSB for the fiscal quarters ended September 30, 1996 and March 31, 1997, and five Notifications of Late Filing with respect to its delinquent reports. The Commission sought to compel the Company to file its delinquent periodic reports and to enjoin the Company from any further violations of Section 13(a) of the Exchange Act and Rules 12b-25, 13a-1 and 13a-13 thereunder. Simultaneously with the filing of the Commission's complaint, the Company consented to the entry of a Final Judgment granting the relief sought by the Commission and admitted that it had not filed the periodic reports as described above. All delinquent filings were made by the Company and it has been current in its filing obligations since late 1997.

Item 2. Changes in Securities. There are no reportable events relating to this item.

Item 3. Defaults Upon Senior Securities. There are no reportable events relating to this item.

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

        (A) Not applicable.

        (B) None.

                         BIOCORAL, INC. AND SUBSIDIARIES

                               INDEX TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

CONSOLIDATED BALANCE SHEETS
  JUNE 30, 1998 AND DECEMBER 31, 1997                                      F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
  SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997                        F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
  SIX MONTHS ENDED JUNE 30, 1998                                           F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS
  SIX MONTHS ENDED JUNE 30, 1998 AND 1997                                  F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-6/15


                                      * * *

                         BIOCORAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                                      June          December
                      ASSETS                        30, 1998        31, 1997
                                                  ------------    ------------
                                                   (Unaudited)    (See Note 1)

Current assets:
   Cash                                           $    470,337    $    506,930
   Accounts receivable, net of allowance for
     doubtful accounts of $190,200 and $245,900         78,900         104,600
   Inventories                                         166,400         177,500
   Net assets of discontinued operations               255,319         430,000
   Other current assets                                 79,400          95,000
                                                  ------------    ------------
        Total current assets                         1,050,356       1,314,030
Property and equipment, net of accumulated
   depreciation of $177,300 and $149,500                59,755         109,053
Other assets                                           193,214         188,682
                                                  ------------    ------------

        Totals                                    $  1,303,325    $  1,611,765
                                                  ============    ============

    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Current portion of long-term debt              $    333,100    $    352,825
   Notes payable:
     Related parties                                   428,811         428,811
     Other                                             275,000          25,000
   Accounts payable and accrued liabilities            634,396         591,302
                                                  ------------    ------------
        Total current liabilities                    1,671,307       1,397,938
Long-term debt, net of current portion                 423,300         447,875
                                                  ------------    ------------
        Total liabilities                            2,094,607       1,845,813
                                                  ------------    ------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, par value $.001 per share;
     1,000,000 shares authorized; none issued               --              --
   Common stock, par value $.001 per share;
     20,000,000 shares authorized; 7,697,215
     shares issued and outstanding                       7,697           7,697
   Additional paid-in capital                       12,509,248      12,509,248
   Accumulated deficit                             (12,910,102)    (12,295,993)
   Unearned compensation                              (398,125)       (455,000)
                                                  ------------    ------------
        Total stockholders' deficiency                (791,282)       (234,048)
                                                  ------------    ------------

        Totals                                    $  1,303,325    $  1,611,765
                                                  ============    ============

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                      Six Months                   Three Months
                                    Ended June 30,                Ended June 30,
                              --------------------------    --------------------------
                                  1998           1997           1998           1997
                              -----------    -----------    -----------    -----------
Revenues:
   Sales                      $   234,000    $   261,800    $    91,000    $   124,600
   Other income                     1,338          7,468            532          2,991
                              -----------    -----------    -----------    -----------
        Totals                    235,338        269,268         91,532        127,591
                              -----------    -----------    -----------    -----------

Operating expenses:
   Cost of sales                   72,100        233,000         40,500        110,200
   Research and development       241,839        130,900        125,039         90,600
   Interest                        42,228         35,148         22,833         18,365
   Depreciation of property
     and equipment                 27,800         23,900         14,200         14,000
   Amortization of other
     assets                                       65,526                        32,763
   Amortization of unearned
     compensation                  56,875        113,750         28,438         56,875
   Consulting and profes-
     sional fees                  206,306        349,355        100,802        243,307
   Other operating ex-
     penses                       202,299        240,377         90,906         43,059
                              -----------    -----------    -----------    -----------
        Totals                    849,447      1,191,956        422,718        609,169
                              -----------    -----------    -----------    -----------

Loss from continuing
   operations                    (614,109)      (922,688)      (331,186)      (481,578)

Discontinued real estate
   operations - loss on
   disposal                                     (188,058)
                              -----------    -----------    -----------    -----------
Net loss                      $  (614,109)   $(1,110,746)   $  (331,186)   $  (481,578)
                              ===========    ===========    ===========    ===========

Loss per common share:
   Loss from continuing
     operations - basic       $      (.08)   $      (.12)   $      (.04)   $      (.06)
   Loss from discontinued
     operations - basic                             (.02)
                              -----------    -----------    -----------    -----------
        Net loss per common
         share - basic        $      (.08)   $      (.14)   $      (.04)   $      (.06)
                              ===========    ===========    ===========    ===========

Weighted average common
   shares outstanding           7,697,215      7,594,103      7,697,215      7,642,722
                              ===========    ===========    ===========    ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)

                        Preferred Stock    Common Stock
                        ---------------    ------------
                        Number           Number                Additional                                      Total
                          of               of                    Paid-in     Accumulated      Unearned     Stockholders'
                        Shares  Amount   Shares     Amount       Capital       Deficit      Compensation     Deficiency
                        ------  ------   ------     ------     ----------    -----------    ------------   -------------
Balance, January 1,
   1998                    --    $ --   7,697,215   $ 7,697   $ 12,509,248   $(12,295,993)   $(455,000)     $(234,048)

Amortization of un-
   earned compensation                                                                          56,875         56,875

Net loss                                                                         (614,109)                   (614,109)
                         ----    ----   ---------   -------   ------------   ------------    ---------      ---------
Balance, June 30,
   1998                    --    $ --   7,697,215   $ 7,697   $ 12,509,248   $(12,910,102)   $(398,125)     $(791,282)
                         ====    ====   =========   =======   ============   ============    =========      =========


See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                         1998          1997
                                                      ---------    -----------
Operating activities:
   Net loss                                           $(614,109)   $(1,110,746)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation of property and equipment              27,800         23,900
     Loss on disposal of property and equipment          22,097         83,641
     Amortization of other assets                                       65,526
     Amortization of unearned compensation               56,875        113,750
     Loss from discontinued operations                                 188,058
     Changes in operating assets and liabilities:
        Accounts receivable                              25,700         (9,800)
        Inventories                                      11,100         69,000
        Other current assets                             15,600       (176,191)
        Other assets                                     (4,532)        (3,800)
        Accounts payable and accrued liabilities         31,694        142,796
                                                      ---------    -----------
          Net cash used in operating activities        (427,775)      (613,866)
                                                      ---------    -----------

Investing activities:
   Capital expenditures                                    (599)
   Net proceeds from disposal of discontinued
     real estate operations                             174,681      1,085,000
                                                      ---------    -----------
          Net cash provided by investing activities     174,082      1,085,000
                                                      ---------    -----------

Financing activities:
   Proceeds from note payable to related party           11,400
   Proceeds from other short-term obligations           250,000
   Principal payments on other short-term obliga-
     tions                                                            (250,000)
   Proceeds from long-term obligations                                  60,300
   Principal payments on long-term obligations          (44,300)      (118,100)
   Proceeds from sales of common stock                                 300,000
                                                      ---------    -----------
          Net cash provided by (used in) financing
            activities                                  217,100         (7,800)
                                                      ---------    -----------

Net increase (decrease) in cash                         (36,593)       463,334
Cash, beginning of period                               506,930          9,142
                                                      ---------    -----------

Cash, end of period                                   $ 470,337    $   472,476
                                                      =========    ===========

Supplemental disclosure of cash flow data:
   Interest paid                                      $  42,228    $    35,148
                                                      =========    ===========

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Business and basis of presentation (continued):

            Business (concluded):

                  As of June 30, 1998, substantially all of the Company's continuing operations were biomaterials operations conducted through Inoteb, which was 66.95%-owned as of that date. Such operations consist primarily of developing, manufacturing and marketing bone substitute materials made from coral and other orthopedic, oral and maxillofacial products, including products marketed under the trade name of BioCoral. The Company has not received the regulatory approvals needed to market its products in the United States. Obtaining such approvals could take a long time and involve substantial expenditures.

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

            Basis of presentation:

                  The accompanying consolidated financial statements have been prepared based on the assumption that the Company will continue as a going concern. However, the Company has generated limited amounts of revenues from its biomaterials operations and has incurred significant recurring losses from its continuing and discontinued operations, including net losses of $614,109 and $3,378,564 for the six months ended June 30, 1998 and the year ended December 31, 1997, respectively. As a result, the Company had a working capital deficiency of $620,951 and an accumulated deficit of $12,910,102 at June 30, 1998. Inoteb, the Company's principal operating subsidiary, also had a working capital deficiency and an accumulated deficit. These conditions, among others, raise substantial doubts about the ability of the Company to continue as a going concern.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Business and basis of presentation (continued):

            Basis of presentation (concluded):

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

                  Management believes that the Company will need a minimum of approximately $700,000 to finance its operations through at least July 1, 1999. Management plans to obtain such resources through the private placement of notes (see Note 12) or loans from, or sales of capital stock to, related and/or other unrelated parties. Management believes that if the Company cannot obtain such resources from other parties, the Company's chairman of the board of directors and chief executive officer is committed to and will provide the funds through loans or the purchase of the Company's capital stock. Management will also seek such funds from joint venture or other strategic partners. However, management cannot provide any assurances that the Company will be successful in obtaining such financing and regulatory approvals, or that even if it does obtain such financing and regulatory approvals it will be able to generate profitable operations on a sustained basis. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                  In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 1998, its results of operations for the six and three months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997. Information included in the consolidated balance sheet as of December 31, 1997 has been derived from the audited balance sheet in the 10-KSB. These unaudited consolidated financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Business and basis of presentation (concluded):

            Foreign currency translation and transactions:

                  Assets and liabilities of Inoteb are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments, which are recorded as a separate component of stockholders' deficiency, and foreign currency transaction gains and losses, which are included in net income or loss in each period, were not material as of June 30, 1998 and for the six and three months then ended.

            Reclassifications:

                  Certain accounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentations.


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

                  Since the Company had losses for the six and three months ended June 30, 1998 and 1997, the assumed effects of the exercise of outstanding stock options were anti-dilutive and, accordingly, diluted per share amounts have not been presented in the accompanying consolidated statements of operations. In addition, the basic loss per common share amounts presented in the accompanying consolidated statements of operations for the six and three months ended June 30, 1997 which were computed in accordance with SFAS 128 do not differ from those computed under previously promulgated accounting standards.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Minority interest in Inoteb:

                  As further explained in Note 2 in the 10-KSB, as a result of losses incurred by Inoteb during and prior to 1997, the minority interest in Inoteb had been eliminated as of January 1, 1998 and 1997. The Company's net losses for the six months ended June 30, 1998 and 1997 included approximately $91,000 and $144,000, respectively, of Inoteb's net losses that could not be allocated due to the prior elimination of the minority interest. Income earned by Inoteb subsequent to June 30, 1998, if any, will be allocated entirely to the Company until such time as the Company recovers excess losses of approximately $486,000 that could not be charged to the minority interest.

Note 4 - Sale of discontinued real estate operations:

                  As further explained in Note 2 in the 10-KSB, in October 1996, the Company decided to discontinue its real estate operations and entered into an agreement to sell the commercial real estate owned by Cabestan for total consideration of approximately $6,800,000 before costs directly related to the sale. The sale was consummated on February 18, 1997. During the period from February 18, 1997 to December 31, 1997, the purchaser paid approximately $4,748,000 by assuming a mortgage note on the properties and paying $1,945,000 in cash at various dates. Of the total cash payments, approximately $1,515,000 was remitted to the Company and $430,000 was initially deposited in escrow to secure certain minimum rent guarantees made to the purchaser. During the six months ended June 30, 1998, a total of $174,681 was released from escrow. The escrow account balances of $255,319 and $430,000 were the only remaining assets attributable to discontinued real estate operations as of June 30, 1998 and December 31, 1997, respectively; there were no remaining liabilities attributable to discontinued real estate operations as of either of those dates.

                  The loss from discontinued real estate operations includes charges for interest of $38,764 for the six months ended June 30, 1997. Depreciation was discontinued when the property and equipment was written down to net realizable value in 1995 and, accordingly, there was no charge for depreciation expense for the six months ended June 30, 1997.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 5 - Income taxes:

                  As of June 30, 1998, the Company had net operating loss carryforwards of approximately $6,750,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2013. Due to changes in the ownership of the Company, the utilization of these loss carryforwards may be subject to substantial annual limitations.

                  Deferred tax assets of approximately $2,300,000 and $2,109,000 attributable to the potential benefits from such net operating loss carryforwards as of June 30, 1998 and December 31, 1997, respectively, were offset by equivalent valuation allowances due to the uncertainties related to the extent and timing of the Company's future taxable income. There were no other material temporary differences as of these dates.


Note 6 - Short-term notes payable:

            Related parties:

                  At June 30, 1998, the Company had outstanding notes payable to related parties with a principal balance of $428,811 that are due on demand and bear interest at 10%. The notes are secured by 12,298 shares of Inoteb's common stock. The noteholders have the option to convert the notes at any time into a total of 500,000 shares of common stock of the Company (which is equivalent to a conversion rate of $.8576 per share). Interest on such borrowings totaled approximately $22,000 and $11,000 for the six and three months ended June 30, 1998, respectively.

            Other:

                  The Company sold six month, 12% notes (the "Regulation D notes") in the principal amount of $1,975,000 in 1994 and 1995 through an offering that was exempt pursuant to Regulation D of the Securities Act. As of April 4, 1995, the Company was in default with respect to the payment of Regulation D notes with a principal balance of $1,775,000 and accrued but unpaid interest of $53,250 and, accordingly, such notes became due and payable. In 1995, the Company made payments that reduced the principal balance to $517,500 and negotiated an extension of the due date. During the period from February 18, 1997 to December 31, 1997, the Company used a portion of the proceeds from the sale of its commercial real estate (see Note 4) to make principal payments on the notes totaling $492,500. As a result, the outstanding principal balance of the Regulation D notes was $25,000 at June 30, 1998 and December 31, 1997. Management anticipates that the Company will repay the remaining balance as soon as it can locate the remaining noteholder.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Short-term notes payable (concluded):

            At June 30, 1998, the Company also had notes payable to unrelated parties with a principal balance of $250,000 that are due on demand and bear interest at 8%. Interest on such borrowings totaled approximately $1,700 for the six and three months ended June 30, 1998.


Note 7 - Long-term debt:

            Long-term debt at June 30, 1998 and December 31, 1997 consisted of the following:


                                                             June      December
                                                           30, 1998    31, 1997
                                                           --------    --------
                  Term loans payable monthly in
                    varying installments, including
                    interest at rates ranging from
                    6.95% to 9.5%, through December
                    2001 (A)                               $360,500    $397,600
                  Noninterest bearing advances in-
                    itially scheduled to be paid
                    in monthly installments through
                    2003 (B)                                395,900     403,100
                                                           --------    --------
                                                            756,400     800,700
                  Less current portion                      333,100     352,825
                                                           --------    --------

                  Long-term debt                           $423,300    $447,875
                                                           ========    ========

                  (A) The loans were secured by equipment with a net carrying value of approximately $59,755 at June 30, 1998.

                  (B) The advances were made to Inoteb by an agency of the French government that finances or subsidizes certain research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, Inoteb will not have to pay some or all of the advances.

            Principal payment requirements on long-term obligations in each of the five years subsequent to June 30, 1998 are as follows:

                  Year Ending
                   June 30,                                          Amount
                  -----------                                       --------
                     1999                                           $333,100
                     2000                                            131,500
                     2001                                            104,200
                     2002                                             89,300
                     2003                                             98,300

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7 - Long-term debt (concluded):

            Management of the Company believes that the term loans and the noninterest bearing advances had carrying values that approximated their fair values as of June 30, 1998 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of that date.

Note 8 - Common stock issued or issuable to consultants and advisors:

            On October 1, 1997, the Company formed a Scientific Advisory Board ("SAB") with four members who will advise the Company on scientific and medical developments relating to its products. Although the Company is not contractually obligated to compensate the members of the SAB, management intends to issue shares of the Company's common stock with a fair value of $78,000 to them to compensate them for their services during the year ending October 1, 1998. No shares had been issued as of June 30, 1998. Accordingly, the Company accrued a liability of $58,500 for such compensation as of June 30, 1998, which, based on the fair market value of the Company's common shares, will be paid through the issuance of approximately 42,500 common shares.

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

            On February 3, 1998, the Company granted options for the purchase of 200,000 shares of common stock exercisable at $3.25 per share, the fair market value of the shares on the date of grant. These options, which are exercisable for a five year period from the date of issuance, remained outstanding at June 30, 1998.

            Accordingly, as of June 30, 1998, the Company had granted options for the purchase of 1,958,334 shares of common stock all of which were exercisable at exercise prices ranging from $2.375 to $5.81 per share. The weighted average exercise price of those options was $3.52 per share. A total of 41,666 shares remained available for grant.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9 - Stock option plan (concluded):

            Since, as also explained in Note 9 in the 10-KSB, the Company has elected to continue to use the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options and the exercise price for the options granted during the six months ended June 30, 1998 approximated the fair value of the underlying stock at the date of grant, the Company did not recognize any compensation costs in connection with the options granted on February 3, 1998 for the purchase of 200,000 shares of common stock.

            The compensation cost, pro forma loss and loss per common share from continuing operations and net loss and net loss per common share for the six and three months ended June 30, 1998 and 1997, determined using a fair value based method of accounting as required by SFAS 123 for the stock options granted by the Company, have not been presented since such amounts do not differ materially from the corresponding historical amounts.

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

Note 11- Segment and geographic information:

            The Company operates principally in one industry segment which includes the development, manufacture and sale of biomedical materials used in medical products. The Company conducts operations outside of the United States, principally in France and Ireland.

            Information about the Company's operations in different geographic locations as of June 30, 1998 and December 31, 1997 and for the six months ended June 30, 1998 and 1997 is shown below:

                             United
                             States       France      Ireland      Consolidated
                            --------     --------    ---------    --------------
            1998
            ----
            Net sales                   $ 234,000                  $  234,000
            Loss from
              continuing
              operations   $ (318,311)   (276,200)   $(19,598)       (614,109)
            Identifiable
              assets          736,083     567,242                   1,303,325

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 11- Segment and geographic information (concluded):

                              United
                              States       France      Ireland     Consolidated
                             --------     --------    ---------   --------------
            1997
            ----
            Net sales                     $261,800                  $  261,800
            Loss from
              continuing
              operations    $(540,246)    (328,300)    $(54,142)      (922,688)
            Identifiable
              assets          676,801      929,653        5,311      1,611,765


Note 12- Subsequent private offering of notes:

            On August 1, 1998, the Company commenced a private offering (the "Offering") to "accredited investors" of units of 8% callable convertible promissory notes due December 31, 2001 (the "8% Notes") that is intended to be exempt from registration under the Securities Act of 1933 (the "Act") pursuant to the provisions of Regulation D of the Act. Each unit will consist of 8% Notes in the principal amount of $25,000. The Company is offering no less than 60 units, which would have an aggregate initial principal balance of $1,500,000, and no more than 200 units, which would have an aggregate initial principal balance of $5,000,000. The notes will be convertible at any time at the holder's option at the rate of $3.50 per share. Interest on the notes will be payable annually, at the Company's option, either in cash or shares of the Company's common stock. The Offering will expire on March 31, 1999, unless extended by the Company for up to 30 days. As of August 13, 1998, the Company had received subscriptions for 50 units, which would have an aggregate initial principal balance of $1,250,000, which is less than the minimum number of units being offered. Management cannot provide any assurance that the Company will be successful in completing all or any portion of the Offering.


                                      * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             BIOCORAL, INC.


Date: August 18, 1998                   /s/ Nasser Nassiri
                                        ----------------------------------------
                                        Nasser Nassiri, Chairman