Form 10QSB
period 1998-09-30
BIOCORAL INC
filed 1998-11-16
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                for the quarterly period ended September 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  Commission file number      0-23512
                                        -------------------

                                  BIOCORAL INC.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

            Delaware                                    33-0601504
--------------------------------------    --------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of September 30, 1998 was 7,869,548.

                         BIOCORAL, INC. AND SUBSIDIARIES

                               INDEX TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

CONSOLIDATED BALANCE SHEETS
  SEPTEMBER 30, 1998 AND DECEMBER 31, 1997                                F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
  NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997                 F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
  NINE MONTHS ENDED SEPTEMBER 30, 1998                                    F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS
  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997                           F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-6/16


                                      * * *

                         BIOCORAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                             September       December
                                                             30, 1998        31, 1997
                                                           ------------    ------------
                                                           (Unaudited)     (See Note 1)
                                     ASSETS
Current assets:
  Cash                                                     $    307,727    $    506,930
  Cash held in escrow                                         1,202,473
  Accounts receivable, net of allowance for doubtful
    accounts of $206,400 and $245,900                            91,500         104,600
  Inventories                                                   183,300         177,500
  Net assets of discontinued operations                         230,639         430,000
  Other current assets                                          130,300          95,000
                                                           ------------    ------------
      Total current assets                                    2,145,939       1,314,030
Property and equipment, net of accumulated depreciation
  of $195,300 and $149,500                                       74,355         109,053
Other assets                                                    194,801         188,682
                                                           ------------    ------------

      Totals                                               $  2,415,095    $  1,611,765
                                                           ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Current portion of long-term debt                        $    481,900    $    352,825
  Notes payable:
    Related parties                                             428,811         428,811
    Other                                                        25,000          25,000
  Accounts payable and accrued liabilities                      554,784         591,302
                                                           ------------    ------------
      Total current liabilities                               1,490,495       1,397,938
Long-term debt, net of current portion                        1,832,700         447,875
                                                           ------------    ------------
      Total liabilities                                       3,323,195       1,845,813
                                                           ------------    ------------

Commitments and contingencies

Stockholders' deficiency:
  Preferred stock, par value $.001 per share; 1,000,000
    shares authorized; none issued                                   --              --
  Common stock, par value $.001 per share; 20,000,000
    shares authorized; 7,869,548 and 7,697,215 shares
    issued and outstanding                                        7,869           7,697
  Additional paid-in capital                                 12,681,409      12,509,248
  Accumulated deficit                                       (13,227,690)    (12,295,993)
  Unearned compensation                                        (369,688)       (455,000)
                                                           ------------    ------------
      Total stockholders' deficiency                           (908,100)       (234,048)
                                                           ------------    ------------

      Totals                                               $  2,415,095    $  1,611,765
                                                           ============    ============

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                Nine Months                   Three Months
                                             Ended September 30,           Ended September 30,
                                         --------------------------    --------------------------
                                             1998           1997           1998           1997
                                         -----------    -----------    -----------    -----------
Revenues:
   Sales                                 $   332,700    $   352,300    $    98,700    $    90,500
   Other income                                1,782         29,112            444         21,644
                                         -----------    -----------    -----------    -----------
        Totals                               334,482        381,412         99,144        112,144
                                         -----------    -----------    -----------    -----------

Operating expenses:
   Cost of sales                             107,200        300,500         35,100         67,500
   Research and development, net
     of subsidies                            370,233         73,400        128,394        (57,500)
   Interest                                   64,641         52,922         22,413         17,774
   Depreciation of property and
     equipment                                45,800         34,200         18,000         10,300
   Amortization of other assets                              98,289                        32,763
   Amortization of unearned com-
     pensation                                85,312        654,063         28,437        540,313
   Consulting and professional fees          307,701        510,518        101,395        161,163
   Other operating expenses                  285,292        503,036         82,993        262,659
                                         -----------    -----------    -----------    -----------
        Totals                             1,266,179      2,226,928        416,732      1,034,972
                                         -----------    -----------    -----------    -----------

Loss from continuing operations             (931,697)    (1,845,516)      (317,588)      (922,828)

Discontinued real estate operations -
   loss on disposal                                        (188,058)
                                         -----------    -----------    -----------    -----------

Net loss                                 $  (931,697)   $(2,033,574)   $  (317,588)   $  (922,828)
                                         ===========    ===========    ===========    ===========

Loss per common share:
   Loss from continuing operations -
     basic                               $      (.12)   $      (.24)   $      (.04)   $      (.12)
   Loss from discontinued operations -
     basic                                                     (.03)
                                         -----------    -----------    -----------    -----------
        Net loss per common share -
           basic                         $      (.12)   $      (.27)   $      (.04)   $      (.12)
                                         ===========    ===========    ===========    ===========

Weighted average common shares
   outstanding                             7,750,872      7,610,488      7,856,436      7,642,722
                                         ===========    ===========    ===========    ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)

                                Preferred Stock     Common Stock
                                ---------------     ------------------
                                Number              Number                Additional                                      Total
                                  of                 of                     Paid-in      Accumulated     Unearned     Stockholders'
                                Shares  Amount      Shares      Amount      Capital         Deficit    Compensation     Deficiency
                                ------  ------      ------      ------    ----------     -----------   ------------     ----------
Balance, January 1, 1998          --     $ --      7,697,215   $ 7,697   $ 12,509,248   $(12,295,993)   $ (455,000)   $ (234,048)

Issuance of common stock
   to pay accrued liabilities                        172,333       172        172,161                                    172,333

Amortization of unearned
   compensation                                                                                             85,312        85,312

Net loss                                                                                    (931,697)                   (931,697)
                                 ---     ----      ---------   -------   ------------   ------------    ----------    ----------
Balance, September 30, 1998       --     $ --      7,869,548   $ 7,869   $ 12,681,409   $(13,227,690)   $ (369,688)   $ (908,100)
                                 ===     ====      =========   =======   ============   ============    ==========    ==========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                             1998           1997
                                                         -----------    -----------
Operating activities:
   Net loss                                              $  (931,697)   $(2,033,574)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation of property and equipment                   45,800         34,200
     (Gain) loss on disposal of property and equipment        (8,702)        83,541
     Effect of governmental subsidies on research
        and development expenses                                           (118,000)
     Amortization of other assets                                            98,289
     Amortization of unearned compensation                    85,312        654,063
     Loss from discontinued operations                                      188,058
     Changes in operating assets and liabilities:
        Accounts receivable                                   13,100         47,300
        Inventories                                           (5,800)       175,900
        Other current assets                                 (35,300)        19,809
        Other assets                                          (6,119)         3,000
        Accounts payable and accrued liabilities             135,815         14,708
                                                         -----------    -----------
          Net cash used in operating activities             (707,591)      (832,706)
                                                         -----------    -----------
Investing activities:
   Capital expenditures                                       (2,400)
   Net proceeds from disposal of discontinued
     real estate operations                                  199,361      1,085,000
                                                         -----------    -----------
          Net cash provided by investing activities          196,961      1,085,000
                                                         -----------    -----------
Financing activities:
   Proceeds from note payable to related party                              260,000
   Principal payments on other short-term obligations                      (274,438)
   Proceeds from long-term obligations, net of
     amounts held in escrow                                  382,227         60,300
   Principal payments on long-term obligations               (70,800)      (162,600)
   Proceeds from sales of common stock                                      300,000
                                                         -----------    -----------
          Net cash provided by financing activities          311,427        183,262
                                                         -----------    -----------

Net increase (decrease) in cash                             (199,203)       435,556
Cash, beginning of period                                    506,930          9,142
                                                         -----------    -----------

Cash, end of period                                      $   307,727    $   444,698
                                                         ===========    ===========

Supplemental disclosure of cash flow data:
   Interest paid                                         $    20,688    $    59,292
                                                         ===========    ===========

Supplemental schedule of noncash financing activities:
  During the nine months ended September 30, 1998, the Company issued 172,333 shares of common stock to pay accrued liabilities of $172,333 and issued long-term obligations with an aggregate principal balance of $250,000 for outstanding short-term notes payable with an equivalent carrying value.

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

                  As of September 30, 1998, substantially all of the Company's continuing operations were biomaterials operations conducted through Inoteb, which was 66.95%-owned as of that date. Such operations consist primarily of developing, manufacturing and marketing bone substitute materials made from coral and other orthopedic, oral and maxillo-facial products, including products marketed under the trade name of BioCoral. The Company has not received the regulatory approvals needed to market its products in the United States. Obtaining such approvals could take a long time and involve substantial expenditures.

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

                  During 1994, BioCoral filed a registration statement under the Securities Exchange Act of 1934 and, as a result, it is required to file periodic reports with the United States Securities and Exchange Commission.

            Basis of presentation:

                  The accompanying consolidated financial statements have been prepared based on the assumption that the Company will continue as a going concern. However, the Company has generated limited amounts of revenues from its biomaterials operations and has incurred significant recurring losses from its continuing and discontinued operations, including net losses of $931,697 and $3,378,564 for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively. As a result, the Company had an accumulated deficit of $13,227,690 and a total stockholders' deficiency of $908,100 at September 30, 1998. Inoteb, the Company's principal operating subsidiary, also had a working capital deficiency and an accumulated deficit. These conditions, among others, raise substantial doubts about the ability of the Company to continue as a going concern.

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Business and basis of presentation (concluded):

            Basis of presentation (concluded):

                  During the period from August 1, 1998 to September 30, 1998, the Company sold convertible notes maturing December 31, 2001 at their aggregate principal amount of $1,500,000 (including $250,000 that were exchanged for previously outstanding short-term notes payable) through an offering intended to be exempt from registration under the Securities Act of 1933 (the "Act"), as further explained in Note 7 herein. As a result, management believes, but cannot assure, that the Company will have sufficient resources to finance its operations through at least October 1, 1999. Management plans to continue to seek additional resources for the Company through additional sales of convertible notes, sales of common stock and/or agreements with joint venture or other strategic partners. However, management cannot provide any assurances that the Company will be successful in obtaining such financing and regulatory approvals, or that even if it does obtain such financing and regulatory approvals it will be able to generate profitable operations on a sustained basis. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                  In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 1998, its results of operations for the nine and three months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. Information included in the consolidated balance sheet as of December 31, 1997 has been derived from the audited balance sheet in the 10-KSB. These unaudited consolidated financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

            Foreign currency translation and transactions:

                  Assets and liabilities of Inoteb are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments, which are recorded as a separate component of stockholders' deficiency, and foreign currency transaction gains and losses, which are included in net income or loss in each period, were not material as of September 30, 1998 and for the nine and three months then ended.

            Reclassifications:

                  Certain accounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentations.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Loss per common share:

                  Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which requires the presentation of "primary" and "diluted" earnings (loss) per common share, as further explained in Note 1 in the 10-KSB.

                  Since the Company had losses for the nine and three months ended September 30, 1998 and 1997, the assumed effects of the exercise of outstanding stock options and conversion of notes payable were anti-dilutive and, accordingly, diluted per share amounts have not been presented in the accompanying consolidated statements of operations. In addition, the basic loss per common share and weighted average share amounts presented in the accompanying consolidated statements of operations for the nine and three months ended September 30, 1997 which were computed in accordance with SFAS 128 do not differ from those computed under previously promulgated accounting standards.

Note 3 - Minority interest in Inoteb:

                  As further explained in Note 2 in the 10-KSB, as a result of losses incurred by Inoteb during and prior to 1997, the minority interest in Inoteb had been eliminated as of January 1, 1998 and 1997. The Company's net losses for the nine months ended September 30, 1998 and 1997 included approximately $147,000 and $216,000, respectively, of Inoteb's net losses that could not be allocated due to the prior elimination of the minority interest. Income earned by Inoteb subsequent to September 30, 1998, if any, will be allocated entirely to the Company until such time as the Company recovers excess losses of approximately $542,000 that could not be charged to the minority interest.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Sale of discontinued real estate operations:

                  As further explained in Note 2 in the 10-KSB, in October 1996, the Company decided to discontinue its real estate operations and entered into an agreement to sell the commercial real estate owned by Cabestan for total consideration of approximately $6,800,000 before costs directly related to the sale. The sale was consummated on February 18, 1997. During the period from February 18, 1997 to December 31, 1997, the purchaser paid approximately $4,748,000 by assuming a mortgage note on the properties and paying $1,945,000 in cash at various dates. Of the total cash payments, approximately $1,515,000 was remitted to the Company and $430,000 was initially deposited in escrow to secure certain minimum rent guarantees made to the purchaser. During the nine months ended September 30, 1998, a total of $199,361 was released from escrow. The escrow account balances of $230,639 and $430,000 were the only remaining assets attributable to discontinued real estate operations as of September 30, 1998 and December 31, 1997, respectively; there were no remaining liabilities attributable to discontinued real estate operations as of either of those dates.

                  The loss from discontinued real estate operations includes charges for interest of $38,764 for the nine months ended September 30, 1997. Depreciation was discontinued when the property and equipment was written down to net realizable value in 1995 and, accordingly, there was no charge for depreciation expense for the nine months ended September 30, 1997.

Note 5 - Income taxes:

                  As of September 30, 1998, the Company had net operating loss carryforwards of approximately $6,900,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2013. Due to changes in the ownership of the Company, the utilization of these loss carryforwards may be subject to substantial annual limitations.

                  Deferred tax assets of approximately $2,346,000 and $2,109,000 attributable to the potential benefits from such net operating loss carryforwards as of September 30, 1998 and December 31, 1997, respectively, were offset by equivalent valuation allowances due to the uncertainties related to the extent and timing of the Company's future taxable income. There were no other material temporary differences as of these dates.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Short-term notes payable:

            Related parties:

                  At September 30, 1998, the Company had outstanding notes payable to related parties with a principal balance of $428,811 that are due on demand and bear interest at 10%. The notes are secured by 12,298 shares of Inoteb's common stock. The noteholders have the option to convert the notes at any time into a total of 500,000 shares of common stock of the Company (which is equivalent to a conversion rate of $.8576 per share). Interest on such borrowings totaled approximately $33,000 and $11,000 for the nine and three months ended September 30, 1998, respectively.

            Other:

                  The Company sold six month, 12% notes (the "Regulation D notes") in the principal amount of $1,975,000 in 1994 and 1995 through an offering that was exempt pursuant to Regulation D of the Act. As of April 4, 1995, the Company was in default with respect to the payment of Regulation D notes with a principal balance of $1,775,000 and accrued but unpaid interest of $53,250 and, accordingly, such notes became due and payable. In 1995, the Company made payments that reduced the principal balance to $517,500 and negotiated an extension of the due date. During the period from February 18, 1997 to December 31, 1997, the Company used a portion of the proceeds from the sale of its commercial real estate (see Note 4) to make principal payments on the notes totaling $492,500. As a result, the outstanding principal balance of the Regulation D notes was $25,000 at September 30, 1998 and December 31, 1997. Management anticipates that the Company will repay the remaining balance as soon as it can locate the remaining noteholder.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7 - Long-term debt:

            Long-term debt at September 30, 1998 and December 31, 1997 consisted of the following:

                                                      September    December
                                                      30, 1998     31, 1997
                                                     ----------   ----------
            Term loans payable monthly in varying
              installments, including interest at
              rates ranging from 6.95% to 9.5%,
              through December 2001 (A)              $  384,900   $  397,600
            Noninterest bearing advances initially
              scheduled to be paid in monthly
              installments through 2003 (B)             429,700      403,100
            8% callable convertible promissory
              notes payable (C)                       1,500,000
                                                     ----------   ----------
                                                      2,314,600      800,700
            Less current portion                        481,900      352,825
                                                     ----------   ----------

            Long-term debt                           $1,832,700   $  447,875
                                                     ==========   ==========

            (A) The loans were secured by equipment with a net carrying value of approximately $74,000 at September 30, 1998.

            (B) The advances were made to Inoteb by an agency of the French government that finances or subsidizes certain research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, Inoteb will not have to pay some or all of the advances.

            (C) On August 1, 1998, the Company commenced a private offering (the "Offering") to "accredited investors" of units of the 8% callable convertible promissory notes payable that are due on December 31, 2001 (the "8% Notes"). The Offering will expire on March 31, 1999 (unless extended by the Company for up to 30 days) and is intended to be exempt from registration pursuant to the provisions of Regulation D of the Act. The 8% Notes are convertible at any time at the holder's option at the rate of $3.50 per share. Interest on the 8% Notes is payable annually, at the Company's option, either in cash or shares of the Company's common stock. Each unit subject to the Offering consists of 8% Notes in the principal amount of $25,000. The Company initially offered a minimum of 60 units, with an aggregate principal balance of $1,500,000, and a maximum of 200 units, with an aggregate principal balance of $5,000,000.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7 - Long-term debt (concluded):

                  During the period from August 1, 1998 to September 30, 1998, the Company sold 60 units, the minimum number of units it was required to sell in order to at least partially complete the Offering, of which 50 units, with a principal amount of $1,250,000, were sold for cash and 10 units, with a principal amount of $250,000, were exchanged for previously outstanding short-term notes payable. Proceeds from the 50 units sold for cash were initially held in an escrow account. Proceeds of $50,000 were released from escrow prior to September 30, 1998 and the remaining proceeds of $1,200,000 plus accrued interest were released from escrow on October 5, 1998.

            Principal payment requirements on long-term obligations in each of the years subsequent to September 30, 1998 are as follows:

               Year Ending
               September 30,                                  Amount
               -------------                                  ------

                  1999                                      $  481,900
                  2000                                         116,200
                  2001                                       1,609,800
                  2002                                         106,700

            Management of the Company believes that the term loans, the noninterest bearing advances and the 8% Notes had carrying values that approximated their fair values as of September 30, 1998 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of that date.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8 - Common stock issued or issuable to consultants, advisors and others:

            On October 1, 1997, the Company formed a Scientific Advisory Board ("SAB") with four members who advise the Company on scientific and medical developments relating to its products. Although the Company is not contractually obligated to compensate the members of the SAB, management intends to issue shares of the Company's common stock with a fair value of $78,000 to them to compensate them for their services during each of the two years in the period ending October 1, 1999. Accordingly, the Company charged $58,500 and $19,500 to consulting and professional fees for the compensation to be paid to the members of the SAB for the nine months and three months ended September 30, 1998, respectively.

            During July 1998, the Company issued 39,000 shares with a fair market value of $39,000, or $1.00 per share, at the effective date of issuance as a partial payment of the amounts it is accruing in connection with the services provided by the members of the SAB. As of September 30, 1998, the Company had a remaining accrual of $39,000 for compensation in connection with such services; based on a fair market value of $1.625 per share as of that date, the Company would have had to issue 24,000 shares to the members of the SAB to pay the total accrued liability.

            During the three months ended September 30, 1998, the Company also issued 133,333 shares of common stock with a fair market value of $133,333, or $1.00 per share, at the effective dates of issuance as payments of amounts it had accrued in connection with services provided by other consultants, executive officers and professionals.

Note 9 - Stock option plan:

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

            On February 3, 1998, the Company granted options for the purchase of 200,000 shares of common stock exercisable at $3.25 per share, the fair market value of the shares on the date of grant. These options, which are exercisable for a five year period from the date of issuance, remained outstanding at September 30, 1998.

            Accordingly, as of September 30, 1998, the Company had granted options for the purchase of 1,958,334 shares of common stock all of which were exercisable at exercise prices ranging from $2.375 to $5.81 per share. The weighted average exercise price of those options was $3.52 per share. A total of 41,666 shares remained available for grant.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9 - Stock option plan (concluded):

            Since, as also explained in Note 9 in the 10-KSB, the Company has elected to continue to use the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock options and the exercise price for the options granted during the nine months ended September 30, 1998 approximated the fair value of the underlying stock at the date of grant, the Company did not recognize any compensation costs in connection with the options granted on February 3, 1998 for the purchase of 200,000 shares of common stock.

            The compensation cost, pro forma loss and loss per common share from continuing operations and net loss and net loss per common share for the nine and three months ended September 30, 1998 and 1997, determined using a fair value based method of accounting as required by SFAS 123 for the stock options granted by the Company, have not been presented since such amounts do not differ materially from the corresponding historical amounts.

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 11- Segment and geographic information (concluded):

            Information about the Company's assets and operations in different geographic locations as of September 30, 1998 and December 31, 1997 and for the nine months ended September 30, 1998 and 1997 is shown below:

                                     United
                                     States        France    Ireland    Consolidated
                                   ----------     --------   -------    ------------
            1998

            Identifiable assets    $1,904,240    $ 510,855              $2,415,095
            Net sales                              332,700                 332,700
            Loss from continuing
              operations             (456,685)    (444,900)  $(30,112)    (931,697)

            1997

            Identifiable assets       676,801      929,653      5,311    1,611,765
            Net sales                              352,300                 352,300
            Loss from continuing
              operations           (1,273,569)    (481,700)   (90,247)  (1,845,516)


                                      * * *

                                     PART I

Item 1. Financial Statements. Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis of the Company's results of operations, liquidity and financial condition should be read in conjunction with the consolidated financial statements of the Company and notes thereto appearing elsewhere in this Report.

      Results of Operations

      The Company experienced a net loss of approximately $932,000 from continuing operations during the nine month period ended September 30, 1998 ("Stub 1998") due principally to operating losses in its Inoteb subsidiary ($445,000) and at the corporate level ($447,000). The net loss for this period was significantly less than that for the nine months ended September 30, 1997 ("Stub 1997") when the Company experienced a net loss from continuing operations of approximately $1,846,000. Such loss consisted principally of a comparable loss from operations at Inoteb ($482,000) and a larger loss at the corporate level ($1,274,000). The loss at the corporate level for Stub 1997 was due to amortization of unearned compensation ($654,000 in Stub 1997 versus $85,000 in Stub 1998) and professional and consulting fees ($511,000 in Stub 1997 versus $308,000 in Stub 1998). Total revenues for Stub 1998 were approximately $334,000, a decrease of approximately $47,000 over the same period the year before. This reflected a slight decline in Inoteb's sales. The net effect of the above resulted in the loss per share from continuing operations being reduced from ($0.24) per share to ($0.12) per share. On a quarter to quarter basis, revenues were similar (approximately $99,000 for 1998 versus approximately $112,000 for 1997), but operating expenses decreased significantly, from approximately $1,035,000 in 1997 to approximately $417,000 in 1998, due primarily to reduction of expenses in most categories.

      During 1998, the Company conducted a private placement of units (the"Units") of its securities from which it has received, thus far, net proceeds of $1,500,000 (the offering is to continue into 1999 up to a maximum of $5,000,000). Each Unit consists of $25,000 of principal amount 8% callable convertible three year debentures. Management believes that the proceeds it has received thus far from such offering, together with operating revenues from Inoteb, should be sufficient to fund the Company's operations through at least September 1999.

      Financial Condition, Liquidity and Capital Resources.

      Total assets increased by approximately $803,000 from December 31, 1997 to September 30, 1998, primarily due to receipt of the proceeds of the private placement. Cash (including cash in escrow) increased significantly, from $507,000 to $1,510,200 also due to the private placement. Total liabilities increased significantly, from $1,845,813 to $3,323,195, primarily due to the private placement.

      As mentioned above, the Company's liquidity was greatly improved by the sale in 1998 of the Units and also by the issuance of an aggregate of 172,333 shares of its stock to certain consultants in lieu of cash payments. Management anticipates an additional positive change in its cash position to one of greater liquidity (i) if it raises additional funds in the private placement; and (ii) upon the release of the remaining funds escrowed in connection with the Company's sale of its Bensenville properties in 1997 (approximately $231,000). Management believes that the Company has sufficient cash flow to sustain its activities through at least September 1999. Beyond then, the Company will have need of significant additional capital to continue funding its operations and those of its subsidiary Inoteb. The Company will attempt to meet its cash needs by additional sales of securities, either debt or equity, and by seeking government funding for joint ventures. No assurance can be had that any such additional capital will be received.

      Current Plans of Registrant; "Y2K" Problem; Inflation

      The Company's focus during the past two years has been primarily on research and development of Inoteb's products (primarily on development of the autologous glue and on osteporosis applications for its coralline implant products), continuing its marketing efforts in Europe (where its sales have been relatively stable, if small) and seeking strategic alliances regarding same. The Company expects to begin next month European Phase II clinical trials for its autologous glue product at two European-based blood transfusion centers. In addition, the Company expects to begin, in January 1999, European Phase III clinical trials for osteoporosis applications of its coralline products at 14 European medical centers. Inoteb has been selling its products, principally within the European Community, for several years, but does not have approval for the sale of its products in the United States, a significant market. Moreover, sales of Inoteb's products at present levels are not sufficient to fund the Company's operations.

      Management believes that the US market, together with other as-yet-unserviced markets, presents a significant opportunity for the Company's growth. Management is aware of a company in the US which is selling in the US its own coral-based products for use in human bone regeneration which has FDA approval for its products and is substantially better capitalized than the Company; however, management believes that the Company's products are superior to such competitor's products. The Company has made arrangements for the commencement of clinical trials for its products with a view toward FDA approval thereof . In the interim, the Company will focus on increasing non-US sales of its products, entering into joint ventures or similar alliances with key strategic partners for distribution of its products, funding research and development (or arranging for the funding thereof via grants, etc.) and the like. No assurance can be had that any such arrangements will be reached or that they will be profitable.

      The Company is less computer reliant than many companies of similar size. The Company has recently begun to review its computer systems to identify those which could be affected by the "Y2K" problem. The Company believes that with minor modifications to its existing hardware and software, the "Y2K" problem will not pose significant operational difficulties for the Company's computer systems as so modified. No such modification or conversion has or will require material expenditures.

      The Company has not been significantly affected by inflation during the past fiscal year.

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

                                     PART II

Item 1. Legal Proceedings. On July 25, 1997, the United States Securities and Exchange Commission ("Commission") filed a complaint in the United States District Court for the District of Columbia against the Company alleging that the Company had failed to file its Annual Report on Form 10-KSB for the year ended December 31, 1996, two Quarterly Reports on Form 10- QSB for the fiscal quarters ended September 30, 1996 and March 31, 1997, and five Notifications of Late Filing with respect to its delinquent reports. The Commission sought to compel the Company to file its delinquent periodic reports and to enjoin the Company from any further violations of Section 13(a) of the Exchange Act and Rules 12b-25, 13a-1 and 13a-13 thereunder. Simultaneously with the filing of the Commission's complaint, the Company consented to the entry of a Final Judgment granting the relief sought by the Commission and admitted that it had not filed the periodic reports as described above. All delinquent filings were made by the Company later in 1997 and the Company has been current in its filing obligations since then.

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

                                             BIOCORAL, INC.


Date: November 13, 1998                      /s/ Nasser Nassiri
                                             -----------------------------------
                                             Nasser Nassiri, Chairman