Form 10KSB
period 1998-12-31
BIOCORAL INC
filed 1999-04-15
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998       Commission file number 0-23512

                                 BIOCORAL, INC.
           (Name of small business issuer as specified in its charter)

          Delaware                                             33-0601504
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

38 rue Anatole France, 92594 Levallois Perret Cedex
FRANCE                                                            N/A
(Address of Principal Executive Offices)                       (Zip Code)

                                011-3314-757-9843
                         (Registrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                               -------------------

                          Common Stock. $.001 Par Value

      Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes |_| No |X|

      Issuer's revenues from continuing operations for its most recent fiscal year were $405,900.

      The aggregate market value of the voting stock held by non-affiliates of the Issuer, as of December 31, 1998, was approximately $12,360,292.

      The Issuer had 7,924,149 shares of common stock outstanding as of December 31, 1998.

            Documents Incorporated by Reference - See Exhibit Index

PART I
Item 1. Description of Business

Background

      BioCoral, Inc., a Delaware corporation (the "Company") is an international biomaterials company specializing in research and development in the areas of health care technology and biomaterials. Via its subsidiaries, the Company researches, develops, manufactures and markets bone graft and other growth material for orthopedic, oral and maxillofacial applications to a number of countries outside the United States. The Company has developed what management believes is the world's first fully autologous biological surgical glue. In 1993, the Company's scientists began working on the development of a biological surgical glue that utilizes the patient's own blood, thereby eliminating the risk of viral transmission. This surgical glue is presently ready for market in France and is currently awaiting approval from the Agence Francaise du Sang, France's functional equivalent of the US Food and Drug Administration for blood-based products. The Company is also in the final stages of developing a product for the treatment of bone fractures due to osteoporosis and is working on their prevention. The Company's chief product, BioCoral, derived from natural coral using proprietary manufacturing processes, has certain characteristics (chemical composition, porosity, etc.) similar to human bone that facilitates its replacement of bone and concomitant bone strengthening. Prior to 1995, the Company derived substantially all its revenue from other unrelated businesses. Through the end of 1998, the Company had not yet realized significant revenues from the sale of its products. Its products are not approved for sale in the United States. The Company was incorporated on May 4, 1992 under the name Hermeneutics Corporation.

      The Company entered the biomaterials field on August 2, 1995, when it acquired, by acquiring the shares of an Irish corporation, an option on an exclusive worldwide (except France) license to distribute a bone substitute material manufactured from coral and marketed under the name BioCoral. The license was granted by the owner of the patent rights to BioCoral, Inoteb, S.A., a French corporation ("Inoteb") in which a 51.5% (now 100%) interest was subsequently acquired by the Company. The license granted by Inoteb was for a period of 15 years plus two additional two year periods, and included the right to distribute certain other products developed by Inoteb. Potential products include, most significantly, an osteoporosis treatment and a biological glue utilizing the patient's own blood which eliminates the risks of transmission of viruses. Although none of Inoteb's products is presently available in the United States and no FDA approvals thereof have been obtained, the Company anticipates collaborating with one or more US-based companies with a view toward FDA approval of same. The FDA approval process is long and expensive and no assurance can be had of the ultimate granting thereof.

      The Company took further steps to solidify its position within the biomaterials field by agreeing to acquire Inoteb. In October 1995, the Company entered into an agreement (the "Inoteb Agreement") with 10 individuals, all French nationals, pursuant to which the Company agreed to acquire from such individuals an aggregate of 30,150 shares and 7497 convertible bonds (collectively, the "Inoteb Securities") of Inoteb which, among other things, owns certain patent rights to BioCoral's products. The shares and bonds of Inoteb acquired represented, at such time, 51.5% of the capital share of Inoteb and 86.67% of the convertible bonds thereof. During the third quarter of 1996, the Company asked for the conversion of all the Inoteb convertible bonds into shares of Inoteb and the Company then owned 54% of the outstanding shares of Inoteb. The consideration for the Inoteb Securities was initially to be an aggregate of 1,035,292 shares of the Company's common stock. The number of shares given to the Inoteb shareholders was increased to reflect the share dividend the Company had declared in December 1995. The Agreement was closed in escrow with a French notary in late October 1995 owing to the implications of the Agreement for the Inoteb shareholders under French law. The Company completed the acquisition of a 51.5% equity interest in Inoteb on July 23, 1996 when the shares were released from escrow.

      In June 1997, Inoteb's board elected to conduct an "augmentation of capital" under French law, similar to a rights offering in the US, in the aggregate amount of FF 5,411,795. The Company was obligated to participate in the augmentation of capital but did not have the cash to do so. The Company also wished to obtain the benefits of owning in excess of 66 2/3 % of Inoteb which would put it in a position of control thereof under French law. Therefore, the Company arranged to borrow certain funds from Jean Darondel, now (but not then) a director of the Company and Vida Nassiri Khoobdehi ("Vida"), sister of Nasser Nassiri, the Company's Chairman. The Company was advanced $260,000 (US) from Vida Nassiri Khoobdehi on September 20, 1997 and FF 971,905 from Jean Darondel on October 24, 1997. The two loans were formalized in an agreement, dated November 1, 1997. Each of the loans was a demand loan with interest at 10% per annum and were secured by a pledge by the Company of the Inoteb shares acquired by Vida (7557 shares) and Jean Darondel (4741 shares) in the augmentation. The loan from Vida is convertible at any time at Vida's option into 307,245 shares of the Company's common stock. The loan from Jean Darondel is convertible at any time at Jean Darondel's option into 192,755 shares of the Company's common stock. The Agreement contains no provisions regarding Dr. Darondel's service as a director.

      On December 24, 1998, the Company increased its ownership percentage in Inoteb to 100% following a recapitalization of such Company. Accordingly, the Company presently owns 100% of Inoteb.

      The executive offices of the Company are located at 38 rue Anatole France, Levallois

Perret, France consisting of approximately 2000 square feet of office space.

      BioCoral

      BioCoral is a biomaterial produced from natural coral. Certain chemical, physical and structural characteristics of coral are very similar to that of human bone tissue. BioCoral is derived from three particular species of coral naturally present in abundance. BioCoral is primarily (more than 97%) comprised of calcium carbonate. Porous and resorbable, BioCoral is prepared in microgranules as well as in engineered shapes according to specific indication. Due to its similarity to bone tissue, BioCoral is compatible, resorbed by the body as new bone growth invades the BioCoral and is replaced by neoformed invasion. It is highly porous with numerous interconnected channels which allow a total migration to the center of the implant free of contamination risk. Because BioCoral is resorbed, it can be combined with antimicrobials, anticancer agents or other pharmaceuticals for slow release into bone tissue, resulting in an advantage over autologous bone grafts. The principal current alternative to BioCoral is the utilization of autologous (from the patient's own body) bone grafts. The use of autologous bone grafts requires the patient to undergo one or more additional surgeries to harvest the bone graft material. This is not always feasible due to the condition of the patient or other contraindications, and must be shaped in a separate procedure to fit the graft area.

      According to Inoteb, BioCoral has been used in over 130,000 patients, principally in Western Europe and Korea. BioCoral was patented in France in 1979, in the United States in 1982, and in Japan in 1989. Inoteb acquired the patent rights to BioCoral from ANVAR/CNRS, the French National Center for Scientific Research, a French governmental agency.

Clinical Applications

      BioCoral has been used in various clinical applications. Current uses include the following: (a) orthopedic surgery uses include spinal surgery, tibial (shinbone) osteotomies, hip fractures, trephine (skull) hole replacement, fracture repair and filling of bone cavities particularly in bone fractures due to osteoporosis; (b) maxillocraniofacial surgery and plastic surgery uses include reconstructive and cosmetic surgery; (c) oral surgery uses include filling of bone defects due to loss of teeth or periodontal disease.

Osteoporosis

      Osteoporosis is a progressive bone disorder in which bone density decreases, combined with increased bone brittleness and porosity, which primarily affects post-menopausal women. Inoteb is developing several variants of its BioCoral technology aimed at osteoporosis treatment. BioCoral offers a superior method of preventing and repair of bone fractures due to osteoporosis. It has the ability to help the skeletal system, reinforcing it where it is weak and fragile. BioCoral can serve both to heal bones that are already fractured and to prevent bone fractures from occurring.

      Phase II clinical trials in Europe have demonstrated the efficacy of BioCoral for local osteoporosis treatment in rebuilding bone, particularly in combination with osteodensimatic screening. Phase III clinical trials in Europe have been programmed and will start in mid-1999 at 14 European international clinics. The Company intends to raise additional capital to fund continued Phase II and Phase III clinical trials, which will be a prerequisite to human use in the United States and Canada.

Surgical Glue

      Inoteb has developed what it believes to be the world's first fully autologous biological surgical glue. This surgical glue is prepared using the patient's own blood, in a closed system, eliminating immunological problems and the risk of blood-borne disease transmission such as, for example, HIV and hepatitis. In contrast, all surgical glues currently on the market (whether autologous or homologous) require foreign protein as thrombin or antifibrinolitic. The surgical glue can be used not only with BioCoral but also for the treatment of hemorrhage during surgery and for wound healing in soft tissues. An application for approval of the glue was filed with the Agence Francaise du Sang, the French functional equivalent of the US Food and Drug Administration for blood and blood-based products, which approval is anticipated in the second half of 1999.

      Inoteb has begun clinical trials in Europe of the surgical glue and expects to have the product ready for marketing in Europe in late 1999. The Company anticipates that the initial clinical applications of the autologous glue will be in connection with facial and reconstructive plastic surgery. Management believes that the world market segment for the surgical glue is in excess of $600 million.

Raw Materials and Manufacturing

      The primary raw material used by the Company to manufacture BioCoral is coral. The coral used in the Company's products is presently sourced from New Caledonia, but is also found in abundance in wide areas of the Indian and Pacific Oceans. The Company believes that its existing inventory of coral, together with coral sources immediately available to it, are sufficient to meet its present and future needs. To date, coral prices have been stable but no assurance can be had that they will not rise. The Company is, however, unaware of any factors which are likely to have a material adverse effect on the Company's ability to obtain coral at a competitive price.

      Manufacturing of BioCoral is done at Inoteb's facility in Saint Gonnery, France. This facility, which covers approximately 350 square meters (3150 square feet), has been ISO 9002 rated since August 1995. On October 25, 1996, Inoteb was granted, in addition to the ISO 9002 certification, European Norms 46002 certification for the quality assurance system set up in the manufacturing process of BioCoral and, on December 30, 1996, Inoteb was granted the EC certificate allowing sales of BioCoral throughout the European Community. The Company is audited twice annually to maintain such certifications, once by AFAQ for the ISO 9002 and by GMED for the EN 46002. The Company believes this facility is adequate to service the Company's present and medium-term-future needs.

Competition

      BioCoral. The Company's BioCoral product competes with (i) natural bone obtained from autograft procedures and allograft sources and with (ii) two other synthetic bone products, one marketed in the United States by Interpore, Inc. a publicly-held company with significantly greater resources and distribution capabilities than the Company, and another that was approved by the FDA in May 1993. Autograft and allograft bone have been used for graft material for a much longer period of time than BioCoral and similar materials, and in order to increase its future sales of BioCoral, the Company will have to demonstrate to the medical community the surgical and patient advantages, safety, efficacy, cost effectiveness and clinical results of BioCoral. Most of the Company's competitors have substantially greater resources, larger market share and greater research and development capabilities than the Company and may, therefore, be expected to compete aggressively and successfully in the markets for the Company's products.

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

      In May 1993, a second bone graft substitute was approved by the FDA. This product consists of hydroxyapatite-calcium phosphate and bovine collagen, which must be mixed with the patients' own bone marrow. The Company believes that this three-part system is more difficult to use due to the mixing process and has inferior mechanical qualities. It also requires refrigeration, has a shorter shelf life and raises the risk of adverse reaction in patients allergic to bovine collagen. In addition, many countries have prohibited the commercialization of products utilizing bovine collagen as a base.

      The Company has been able to compete in Europe with other products which also sell their products in the United States.. Despite their significantly greater resources, management believes that it will, once its products have been approved by the FDA, be able to be competitive with such companies because of the quality of its products. The presence of these competitors' products in the US market actually may benefit the Company by enabling it to seek foreshortened FDA approval of its products. See "Business - Government Regulation".

      BioCoral has been used in European dental applications for more than 10 years. This use, together with the scientific results of its in vivo use and clinical trials have demonstrated the efficacy of using BioCoral for bone regeneration in dental applications. The Company competes with many businesses in the production and distribution of biomaterials for filling bone cavities before rehabilitation of partially and totally edentulous patients. These businesses compete primarily on the basis of product performance and price, as well as customer loyalty and service. BioCoral also competes with autograft, allograft and xenograft, as well as non-porous hydroxyapatite products for repair or reconstruction of maxillofacial bone structures. In addition, this product competes with silicone implants for maxillofacial applications. Companies selling competitive products sometimes also sell dental implants, so bundling these products is often a strategy. All of these businesses compete primarily on the basis of product performance and price, as well as on customer loyalty and service.

      Management believes that the Company's products are superior to its competitors' products. The Company has begun to make arrangements for the commencement of clinical trials for certain of its products with a long term/ medium term view toward FDA approval thereof. In the interim, the Company will focus on increasing its European and other sales of its products, entering into joint ventures with key strategic partners for distribution of its products, research and development and the like.

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

      The FDA also imposes requirements on manufacturers and sellers of products under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting. There can be no assurance that appropriate approvals from the FDA will be obtained for sales of any of the Company's products in the United States.

Employees

      The Company currently has no employees other than its officers and directors who devote as much time as they believe necessary to carry out the affairs of the Company. Inoteb currently has 12 employees, all of whom are full time, and a scientific and research consulting team under consulting contracts, working on research and development projects in different laboratories and hospitals in France and other countries.

Item 2. Description of Property.

      Inoteb currently leases its principal executive offices from an unrelated third party for an aggregate annual rent of approximately $56,000.

Item 3. Legal Proceedings.

      There are no material litigations pending against the Company at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      At December 31, 1998 there were 7,924,149 shares of the Company's Common Stock issued and outstanding. A significant portion of the outstanding shares of the Company are subject to resale restrictions and, unless registered under the Securities Act of 1933 (the "Act"), or exempted under another provision of the Act, are ineligible for sale in the public market. Sales of substantial amounts of the Common Stock of the Company which are presently restricted in the public market could adversely affect prevailing market prices.

      The following table sets forth information regarding the high and low bid and asked price for the Company's common stock as reported on the Electronic Bulletin Board. Such prices do not necessarily reflect actual transactions and do not include retail mark-up, mark-down or commissions. The prices set forth below are per share.

-------------------------------------------------------
Quarter                    High Ask           Low Bid
-------------------------------------------------------
March 31, 1998              3 3/4              1 1/2
-------------------------------------------------------
June 30, 1998               2 1/16             1 5/16
-------------------------------------------------------
September 30, 1998          1 13/16              1/2
-------------------------------------------------------
December 31,  1998          1 11/16            1 1/4
-------------------------------------------------------

Holders

      As of December 31, 1998 there were approximately 91 holders of record of the shares of the Company's common stock.

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

Results of Operations

      Total revenues from continuing operations for the year ended December 31, 1998 ("FY 1998") were $405,900 as opposed to $610,701 for the year ended December 31, 1997 ("FY 1997"), due principally to a decrease in net sales revenues due to the Company having entered into a distribution arrangement for certain of its products. Management believes that such arrangement will increase sales in approximately three years' time. The net loss for FY 1998 dropped significantly from $3,378,564 in FY 1997 to $1,197,380 in FY 1998. This was due primarily to the Company canceling certain options which led to decrease in amortization of unearned compensation (from $682,500 in FY 1997 to $85,312 in FY
1998) and to a one-time write down of certain intangible assets in FY 1997 of $1,478,778. Operating expenses were relatively stable on a comparative basis, except that research and development costs increased significantly, from $234,400 in FY 1997 to $463,138 in FY 1998. This increase was offset by a decrease in other operating expenses.

Financial Condition, Liquidity and Capital Resources

      The Company's liquidity was significantly better in FY 1998 as opposed to FY 1997 due to the sale of certain investor notes. The Company's cash position increased from $506,930 at December 31, 1997 to $1,344,608 at December 31, 1998 primarily as the result of the infusion of an additional $1,500,000 into the Company (through March 31, 1999) in connection with the sale of the investor notes. Management believes that it has sufficient resources to fund the Company's operations through December 31, 1999. The Company has, however, significant cash needs on an ongoing basis during the short and medium term, resulting primarily from the Company's ordinary operating expenses and for research and development.

      On August 1, 1998, the Company commenced a private offering ("Offering") to accredited investors of units of 8% callable convertible promissory notes payable due December 31, 2001 ("Notes"). The Notes are convertible at any time at the option of the note holder into shares of the Company's common stock at a rate of $3.50 per share. Interest on the Notes is payable annually, at the Company's option, either in cash or in shares of the Company's common stock. The Company offered a minimum of 60 units (each of $25,000 principal amount of the Notes), for an aggregate minimum of $1,500,000 and a maximum of 200 units for an aggregate principal balance of $5,000,000. During the year ended December 31, 1998, the Company sold the minimum amount of Notes, $1,500,000.

Current Plans of the Company

      As disclosed above, the Company recently filed an application with the Agence Francaise du Sang to approve the commercialization of its autologous surgical glue. Because of its nature (involving blood products), the product is severely restricted in France. Due to the success of its European-based clinical trials, the Company believes that it will obtain approval of the glue in the latter half of 1999 and will then begin marketing same in France. In addition, the Company plans to establish a subsidiary in Canada and has established authorizations necessary for the sale of BioCoral in Canada, and is seeking authorization for sale of its other products as well.

      The Company intends to focus on the marketing and development of its BioCoral and related products. To obtain approval for the sale of such products in the United States will require a significant expenditure of capital over a long period of time. The Company anticipates realizing some revenues from the sale of BioCoral and related products in 1999 although they are not expected to be sufficient to maintain the Company's operations. As mentioned above, the Company is also actively seeking a significant investor/joint venturer to assist in the funding of its operations.

      The Company is less computer reliant than many small companies of similar size. The Company has reviewed its computer systems to identify those which could be affected by the "Y2K" problem. The Company believes that with minor modifications to its existing hardware and software, the "Y2K" problem will not pose significant operational difficulties for the Company. No such modification or conversion has or will require material expenditures.

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

Item 8. Changes In and Disagreement with Accountants on Accounting and Financial Disclosure :

      None.

      PART III

Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

      The following is certain information with respect to directors, executive officers and key employees of the Company as of March 31, 1999:

      Nasser Nassiri, Age 35, Chairman of the Board, President and a Director Ramine Almassi, Age 34, Secretary, Treasurer and a Director
      Jean Darondel, Age 56, Director

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

      BioCoral also has a Scientific Advisory Board to aid it in the strategic development of its products. Its members include Dr. Jean Louis Patat, Dr. Jean Darondel, Dr. Alberto Jussman, Dr. Jean - Pierre Ouhayoun and Dr. Rosy Eloy. Dr. Patat, a former President Director General of Inoteb, is a member of the European Society of Biomaterials and La Societe de Medicine de Paris. Dr. Patat has been involved with the development of BioCoral since 1979 focusing on its osteoporosis applications since 1991. Dr. Alberto Jussman is a specialist in post-menopausal medicine and the prevention of osteoporosis and is a consultant to the Laboratoires pour la Pharmacie et les Devices Medical and teaches at the CHU Bichat - Claude Bernard in Paris. Dr. Ouhayoun is doctor of dental surgery and Professor and Chairman of the Department of Periodontology at the University of Paris 7 School of Dentistry. He is also chief of the dental clinic at Garanciere Hotel Dieu Paris, and is in charge of the research unit at the Orthopedic Research Laboratory in Paris specializing in bone regeneration. Dr. Rosy Eloy, former Vice President of the Administrative Council of INSERM, is Director of Biomatech, a French company that tests and evaluates biomaterials and pharmaceutical products.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of stock ownership and reports of changes in stock ownership. Due to administrative oversight, both Mr. Darondel and Mr. Nassiri were late in reporting, during two months, certain changes in beneficial ownership which occurred in 1998.

Item 10. Executive Compensation

      Directors do not receive compensation for their duties as directors.

      On September 1, 1997, the Company entered into a Consulting Agreement with Nasser Nassiri, its Chairman, pursuant to which Mr. Nassiri serves as Chairman of the Company. The Agreement, which is for a three year term, provides for base compensation of $150,000 per annum, reimbursement of certain expenses and for a payment of two years' compensation thereunder in the event of a change in control of the Company. Due to the Company's financial condition, through the date of this Report, Mr. Nassiri has taken no cash compensation pursuant to his Consulting Agreement.

      The Board has agreed to grant each director reimbursement up to $75,000 per annum for expenses actually incurred by them in connection with their service as such. During 1998, the Company reimbursed all directors (collectively) the approximate aggregate sum of $44,000. In addition, there is no prohibition on advances being made by the Company to its officers and directors although no such advances have been made to date. Management is not currently aware of any circumstances under which it would institute a policy of prohibiting advances from being made to its officers and directors. The stockholders of the Company will not have the opportunity to vote on or approve such compensation. There is no maximum dollar amount of compensation that may be paid to management.

      On February 3, 1998, the Company granted to Jean Darondel an option to purchase up to 200,000 shares of the Company's common stock at an exercise price of $ 3.25 per share. The consideration for the grant of such options was nominal. The option was exercisable at any time during the five year period following its grant. The option exercise price was the market price of the shares of the Company's common stock on the date of grant. This option was canceled on October 1, 1998.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth, as of January 31, 1999, information relating to the beneficial ownership of the Company's Common Stock by those persons beneficially holding more than 5% of the Company's Common Stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group. Unless otherwise indicated, the address for each person listed below is in care of the Company.

--------------------------------------------------------------------------------
Name and Address                 Amount and Nature of         Percent of Class
                                 Beneficial Ownership
--------------------------------------------------------------------------------
Jean Darondel                         312,790*                      3.8
--------------------------------------------------------------------------------
Ramine Almassi                        0                             0
--------------------------------------------------------------------------------
Nasser Nassiri                        197,780                       2.5
--------------------------------------------------------------------------------
All Officers/Directors as a
Group (3 persons)                     510,570*                      6.3
--------------------------------------------------------------------------------

* Includes 192,755 shares into which Dr. Darondel's loan to the Company is convertible. See Item 1. "Business - Background".

Item 12. Certain Relationships And Related Transactions.

      During 1997 and 1998, the Company granted stock purchase options to each of Riccardo Mortara, the Company's former Chairman, Nasser Nassiri, its current Chairman, and each of Ramine Almassi and Jean Darondel, current directors of the Company. In addition, the Company entered into a Consulting Agreements with Mr. Nassiri. See Item 10 - "Executive Compensation". All of the Company's outstanding stock options were canceled in 1998 and, as of the date hereof, no stock options of the Company are outstanding.

      In 1997, the Company borrowed certain funds from the sister of its Chairman and from an individual who is now, but was not then, a director of the Company. This arrangement was amended in 1998. See Item 1. "Business - Background".

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

                                      BIOCORAL, INC.


Date: 4/15/99                         By: s/ Nasser Nassiri
                                          --------------------------------------
                                      Nasser Nassiri , Chairman of the Board and
                                      Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                          Title                                 Date
---------                          -----                                 ----

s/ Nasser Nassiri                  Chairman of the Board                 4/15/99
------------------------           and a director
Nasser Nassiri


s/ Ramine Almassi                  Treasurer, Secretary and              4/15/99
------------------------           a director
Ramine Almassi


s/ Jean Darondel                   Director                              4/15/99
------------------------
Jean Darondel

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

10.28 Stock Option Agreement, dated October 21, 1997, by and between Biocoral and Nasser Nassiri (incorporated by reference to Exhibit 10.28 to Company's 1997 10-KSB)*

10.29 Stock Option Agreement, dated October 21, 1997, by and between Biocoral and Ramine Almassi (incorporated by reference to Exhibit 10.29 to Company's 1997 10-KSB)*

10.30 Consulting Agreement, dated September 1, 1997, by and between Biocoral and Nasser Nassiri (incorporated by reference to Exhibit 10.30 to Company's 1997 10-KSB)*

10.31 Stock Option Agreement, dated October 1, 1997, by and between Biocoral and Jean Darondel (incorporated by reference to Exhibit 10.31 to Company's 1997 10-KSB)*

10.32 Agreement, dated November 1, 1997, by and between Biocoral, Vida Nassiri Khoobdehi and Jean Darondel (incorporated by reference to Exhibit 10.32 to Company's 1997 10-KSB)**

10.33 Stock Option Agreement, dated October 1, 1997, by and between Biocoral and Jean-Louis Patat (incorporated by reference to Exhibit 10.33 to Company's 1997 10-KSB)*

10.34 Stock Option Agreement, dated October 1, 1997, by and beween Biocoral and Alberto Jussman (incorporated by reference to Exhibit 10.34 to Company's 1997 10-KSB)*

10.35 Stock Option Agreement, dated October 21, 1997 by and between Biocoral and Rosy Eloy (incorporated by reference to Exhibit 10.35 to Company's
      1997 10-KSB)*

10.36 Stock Option Agreement, dated February 3, 1998, by and between Biocoral and Jean Darondel (incorporated by reference to Exhibit 10.36 to Company's 1997 10-KSB)*

*Filed herewith

11    List of Biocoral subsidiaries

27    Financial Data Schedule

                          BIOCORAL, INC. AND SUBSIDIARIES

                                     I N D E X

                                                                          PAGE
                                                                          ----

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-2/3

CONSOLIDATED BALANCE SHEETS
   DECEMBER 31, 1998 AND 1997                                             F-4

CONSOLIDATED STATEMENTS OF OPERATIONS
   YEARS ENDED DECEMBER 31, 1998 AND 1997                                 F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
   YEARS ENDED DECEMBER 31, 1998 AND 1997                                 F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS
   YEARS ENDED DECEMBER 31, 1998 AND 1997                                 F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-8/20

                                       * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
  Stockholders
BioCoral, Inc.

We have audited the accompanying consolidated balance sheets of BIOCORAL, INC. AND SUBSIDIARIES as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Inoteb SA, a 100%- and 67%-owned subsidiary as of December 31, 1998 and 1997, respectively, which statements reflect total assets of approximately $1,313,000 and $930,000 as of December 31, 1998 and 1997, respectively, and losses from continuing operations of approximately $670,000 and $432,000 for the years ended December 31, 1998 and 1997, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Inoteb SA, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioCoral, Inc. and Subsidiaries as of December 31, 1998 and 1997, and their results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                      J.H. COHN LLP

Roseland, New Jersey
March 20, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
  Stockholders
Inoteb SA

We have audited the consolidated balance sheets of INOTEB SA (a French corporation) AND SUBSIDIARY as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements, which are not presented separately herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inoteb SA and Subsidiary as of December 31, 1998 and 1997, and their results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States.

                                                      CONSULTAUDIT S.A.

Paris, France
February 13, 1999

                         BIOCORAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                     ASSETS                            1998            1997
                                                   ------------    ------------
Current assets:
   Cash                                            $  1,344,608    $    506,930
   Accounts receivable, net of
     allowance for doubtful accounts
     of $262,100 and $245,900                            96,500         104,600
   Inventories                                          197,500         177,500
   Net assets of discontinued operations                230,639         430,000
   Other current assets                                 101,900          95,000
                                                   ------------    ------------
        Total current assets                          1,971,147       1,314,030
Property and equipment, net of
   accumulated depreciation of
   $230,030 and $149,500                                 47,837         109,053
Goodwill                                                143,571
Other assets                                            167,290         188,682
                                                   ------------    ------------

        Totals                                     $  2,329,845    $  1,611,765
                                                   ============    ============

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Current portion of long-term debt               $    226,260    $    352,825
   Notes payable:
     Related parties                                    428,811         428,811
     Other                                               25,000          25,000
   Accounts payable and accrued liabilities             642,417         591,302
                                                   ------------    ------------
        Total current liabilities                     1,322,488       1,397,938
Long-term debt, net of current portion                2,092,140         447,875
                                                   ------------    ------------
        Total liabilities                             3,414,628       1,845,813
                                                   ------------    ------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, par value $.001 per
     share; 1,000,000 shares authorized;
     none issued                                             --              --
   Common stock, par value $.001 per
     share; 20,000,000 shares authorized;
     7,924,149 and 7,697,215 shares
     issued and outstanding                               7,924           7,697
   Additional paid-in capital                        12,400,666      12,509,248
   Accumulated deficit                              (13,493,373)    (12,295,993)
   Unearned compensation                                               (455,000)
                                                   ------------    ------------
        Total stockholders' deficiency               (1,084,783)       (234,048)
                                                   ------------    ------------

        Totals                                     $  2,329,845    $  1,611,765
                                                   ============    ============

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                      1998             1997
                                                   -----------      -----------

Revenues:
   Net sales                                       $   405,900      $   526,900
   Other income                                                          83,801
                                                   -----------      -----------
        Totals                                         405,900          610,701
                                                   -----------      -----------

Operating expenses:
   Cost of sales                                       142,700          172,400
   Research and development,
      net of subsidies                                 463,138          234,400
   Interest                                             89,379           49,888
   Depreciation of property and
      equipment                                         80,530           51,400
   Amortization of unearned
      compensation                                      85,312          682,500
   Consulting and professional fees                    384,161          489,238
   Other operating expenses                            358,060          642,603
                                                   -----------      -----------
        Totals                                       1,603,280        2,322,429
                                                   -----------      -----------

Loss before other expense                           (1,197,380)      (1,711,728)

Other expense - write-off of
   intangible assets                                                 (1,478,778)
                                                   -----------      -----------

Loss from continuing operations                     (1,197,380)      (3,190,506)

Discontinued real estate
   operations - loss on disposal                                       (188,058)
                                                   -----------      -----------

Net loss                                           $(1,197,380)     $(3,378,564)
                                                   ===========      ===========

Basic loss per common share:
   Loss from continuing operations                 $      (.15)     $      (.42)
   Loss from discontinued operations                                       (.02)
                                                   -----------      -----------

        Net loss per common share                  $      (.15)     $      (.44)
                                                   ===========      ===========

Basic weighted average common
   shares outstanding                                7,785,272        7,630,282
                                                   ===========      ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                     Preferred Stock     Common Stock
                                     ---------------   -----------------                                                   Total
                                     Number            Number               Additional                                 Stockholders
                                       of                of                   Paid-In      Accumulated     Unearned       Equity'
                                     Shares   Amount   Shares     Amount      Capital        Deficit     Compensation  (Deficiency)
                                     ------   ------   ------     ------    ----------     -----------   ------------  ------------
Balance, January 1, 1997               300            7,242,722   $ 7,243   $12,080,191   $ (8,917,429)  $(1,137,500)   $ 2,032,505

Cancellation of preferred stock
   in connection with sale of
   common stock                       (300)             400,000       400       299,600                                     300,000

Issuances of common stock
   for consulting services                               54,493        54       129,457                                     129,511

Amortization of unearned
   compensation                                                                                              682,500        682,500

Net loss                                                                                    (3,378,564)                  (3,378,564)
                                      -----           ---------   -------   -----------  -------------  ------------    -----------

Balance, December 31, 1997              --            7,697,215     7,697    12,509,248    (12,295,993)     (455,000)      (234,048)

Issuance of common stock to pay
   accrued liabilities                                  226,934       227       261,106                                     261,333

Amortization of unearned
   compensation                                                                                               85,312         85,312

Cancellation of stock options                                                  (369,688)                     369,688

Net loss                                                                                   (1,197,380)                   (1,197,380)
                                      -----           ---------   -------   -----------  -------------  ------------    -----------

Balance, December 31, 1998              --     $ --   7,924,149   $ 7,924   $12,400,666  $(13,493,373)  $         --    $(1,084,783)
                                      =====    =====  =========   =======   ===========  =============  ============    ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                        1998            1997
                                                    ------------    -----------
Operating activities:
   Net loss                                         $(1,197,380)    $(3,378,564)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
     Depreciation of property
        and equipment                                    80,530          51,400
     Loss on disposal of property
        and equipment                                    28,300          83,541
     Loss from impairment of
        intangible assets                                             1,478,778
     Effect of governmental subsidies
        on research and
        development expenses                                           (120,000)
     Amortization of unearned
        compensation                                     85,312         682,500
     Loss from discontinued
        operations                                                      188,058
     Changes in operating assets
        and liabilities:
        Accounts receivable                               8,100          49,100
        Inventories                                     (20,000)         73,600
        Other current assets                             (6,900)        107,500
        Other assets                                     21,392           3,730
        Accounts payable and
           accrued liabilities                          312,448        (173,157)
                                                    -----------     -----------
            Net cash used in operating
               activities                              (688,198)       (953,514)
                                                    -----------     -----------

Investing activities:
   Capital expenditures                                 (47,614)        (17,058)
   Purchase of additional interest
     in subsidiary                                     (143,571)
   Net proceeds from disposal of
     discontinued real estate
     operations                                         199,361       1,085,000
                                                    -----------     -----------
            Net cash provided by investing
               activities                                 8,176       1,067,942
                                                    -----------     -----------

Financing activities:
   Proceeds from notes payable
     to related parties                                                 428,811
   Principal payments on other
     short-term obligations                                            (224,551)
   Proceeds from long-term
     obligations                                      1,613,500          69,000
   Principal payments on long-term
     obligations                                        (95,800)       (189,900)
   Proceeds from sales of
     common stock                                                       300,000
                                                    -----------     -----------
            Net cash provided by financing
               activities                             1,517,700         383,360
                                                    -----------     -----------

Net increase in cash                                    837,678         497,788
Cash, beginning of year                                 506,930           9,142
                                                    -----------     -----------

Cash, end of year                                   $ 1,344,608     $   506,930
                                                    ===========     ===========

Supplemental disclosure of cash
   flow data:
   Interest paid                                    $    36,431     $    88,996
                                                    ===========     ===========

See Notes to Consolidated Financial Statements.

                        BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies:

         Business:

            BioCoral, Inc. ("BioCoral") was incorporated under the laws of the State of Delaware on May 4, 1992 and organized originally as a "blind pool" or "blank check" company for the purpose of either merging with or acquiring an operating company. BioCoral was a "development stage company" for accounting purposes until March 25, 1994 when it acquired all of the issued and outstanding stock of Cabestan, Inc. ("Cabestan"), which concurrently acquired commercial real estate properties from a commonly-controlled related party. As further explained below and in Note 2, Cabestan entered into an agreement to sell its real estate properties in October 1996 and consummated the sale in February 1997. Accordingly, the results of the real estate operations have been shown separately as discontinued operations in the accompanying consolidated statements of operations. The net assets of the discontinued real estate operations have also been reclassified and shown separately in the accompanying consolidated balance sheets.

            During 1995, BioCoral acquired 3H Human Health Hightech Public Limited Company ("3H"), an Irish corporation, for the purpose of commencing and developing commercial biomaterials operations. 3H's only significant activity prior to being acquired by BioCoral was the acquisition of an option for the purchase of a license from Inoteb SA ("Inoteb"), a French corporation, that would give 3H the exclusive right to distribute, anywhere outside of France, the medical products developed and manufactured by Inoteb. During 1995, BioCoral also exercised its option for the purchase of the license from Inoteb (see Note 2), and it acquired an option to purchase a controlling interest in Inoteb. As further explained in Note 2, BioCoral exercised its option and purchased a 56% interest in the common stock of Inoteb during July 1996 and increased its interest through additional purchases of common stock to 67% in 1997 and 100% in 1998.

            BioCoral, Inoteb, 3H, Cabestan and BioCoral's other subsidiaries are referred to collectively herein as the "Company."

            As of December 31, 1998, substantially all of the Company's continuing operations were biomaterials operations conducted through Inoteb. Such operations consist primarily of developing, manufacturing and marketing bone substitute materials made from coral and other orthopedic, oral and maxillofacial products, including products marketed under the trade name of BioCoral. The Company has not received the regulatory approvals needed to market its products in the United States. Obtaining such approvals could take a long time and involve substantial expenditures. The Company has generated limited amounts of revenues from its biomaterials operations and, as a result, on December 31, 1997 it wrote off all of the costs of goodwill and licensing fees that it had incurred and capitalized in the development of its biomaterials operations.

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):

         Principles of consolidation:

            The consolidated financial statements include the accounts of BioCoral and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Use of estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Cash:

            The Company maintains cash deposits in domestic and foreign banks. At times, the account balances exceed insurance limits. The Company reduces its exposure to credit risk by maintaining such deposits in major financial institutions that have high credit ratings.

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):

         Goodwill:

            Goodwill representing the excess of the costs of acquiring the initial 56% interest in Inoteb over the Company's proportionate interest in the fair value of the underlying net assets at the date of acquisition was being amortized using the straight-line method over an estimated useful life of five years until it was determined to be impaired and written off in 1997. Goodwill representing the excess of the costs of acquiring the final 33% interest in Inoteb in 1998 over the Company's proportionate interest in the fair value of the underlying net assets at the date of acquisition will be amortized using the straight-line method over an estimated useful life of thirteen months.

         Advertising:

            The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were not material in 1998 and 1997.

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

         Earnings (loss) per common share:

            The Company presents "basic" and, if applicable, "diluted" earnings
            (loss) per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") and certain other financial accounting pronouncements. Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings
            (loss) per common share is similar to that of basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note1 - Business and summary of accounting policies (concluded):

        Earnings (loss) per common share (concluded):

            Since the Company had losses in 1998 and 1997, the assumed effects of the exercise of stock options during the periods they were outstanding were anti-dilutive and, accordingly, diluted per share amounts have not been presented in the accompanying consolidated statements of operations.

         Foreign currency translation and transactions:

            Assets and liabilities of Inoteb are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during each year. Resulting translation adjustments, which are recorded as a separate component of stockholders' deficiency if material, and foreign currency transaction gains and losses, which are included in net income or loss in each year, were not material as of December 31, 1998 and 1997 and for the years then ended.

         Recent pronouncements:

            The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of December 31, 1998 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect as of December 31, 1998.


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

            During 1995, the Company exercised its option and purchased a 15-year license from Inoteb for the exclusive right to distribute the medical products developed and manufactured by Inoteb anywhere outside of France. The Company initially capitalized the cost of the license which was $1,485,751. Based on the Company's recurring losses and the uncertainties related to its ability to generate profits in the future from the Inoteb technology, the licensing fees were deemed to be impaired and the remaining carrying value of $1,324,794 was written off in the fourth quarter of 1997.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisitions and dispositions (continued):

         Acquisition of Inoteb:

            During July 1996, the Company issued 1,840,516 shares of common stock to acquire effectively 56% of Inoteb's common stock. The acquisition was accounted for as a purchase.

            The Company valued the shares issued to acquire Inoteb at $230,000 or $.125 per share. Total acquisition costs were allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition, with the excess of the cost over such fair values allocated to goodwill, as shown below:

              Cash                                              $   259,000
              Accounts receivable                                   314,300
              Inventories                                           317,700
              Other current assets                                  448,142
              Property and equipment                                225,100
              Goodwill                                              169,984
              Other assets                                           23,500
              Accounts payable and accrued expenses                (293,701)
              Long-term debt                                     (1,116,800)
              Minority interest                                    (117,225)
                                                                -----------

                Cost of acquisition                             $   230,000
                                                                ===========

            Based on the Company's recurring losses and the uncertainties related to its ability to generate profits in the future from the Inoteb technology, the goodwill associated with the initial acquisition of Inoteb was deemed to be impaired and the remaining carrying value of $153,984 was written off in the fourth quarter of 1997.

            During 1997, the Company increased its ownership percentage in Inoteb to 67% by purchasing additional shares of common stock directly from Inoteb through an intercompany transfer of approximately $678,000. As a result, an additional $226,000 of capital was allocated to the minority interest. The minority interest in Inoteb's net loss in 1997 exceeded the additional minority interest recorded in 1997 by approximately $173,000 and, accordingly, that amount was included in the Company's net loss for 1997.

            During December 1998, concurrent with a corporate reorganization of Inoteb, the Company increased its ownership interest in Inoteb's outstanding capital stock from 67% to 100% for consideration of $143,571, which was included in accounts payable as of, and will be paid in cash subsequent to, December 31, 1998. The cost of the additional interest in Inoteb, which was purchased, effectively, from employees and other related and unrelated parties, exceeded the Company's proportionate interest in the underlying net assets by $143,571 and was allocated to goodwill. Based on the uncertainties related to its ability to generate profits in the future from the Inoteb technology, the goodwill associated with the purchase of the additional interest will be written off over thirteen months (the shortest period allowable under generally accepted accounting principles.)

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisitions and dispositions (continued):

         Sale of real estate operations:

            On March 25, 1994, Cabestan commenced real estate operations when it purchased land, two buildings and a 9.3% interest in a limited partnership that owns undeveloped land from Bensenville Industrial Park, L.P. ("BIPLP") for total consideration of approximately $9,860,000. Riccardo Mortara is an executive officer and the sole director of BIPA, Inc., the general partner of BIPLP. He was also the chairman of the Board of Directors and chief executive officer of the Company at the time the real estate was acquired (he resigned from those positions effective August 18, 1997). Accordingly, the Company and BIPLP were commonly-controlled entities when the Company acquired the real estate from BIPLP.

            The acquisition was accounted for as a purchase. Since the Company and BIPLP were commonly-controlled entities, the Company initially recorded the properties at BIPLP's approximate historical cost of $8,300,000 and accounted for the remainder of the purchase price as a distribution to a related party through a direct charge to stockholders' equity.

            In October 1996, the Company decided to discontinue its real estate operations and entered into an agreement to sell the commercial real estate owned by Cabestan for total consideration of approximately $6,800,000 before costs directly related to the sale. The sale was consummated on February 18, 1997. During the period from February 18, 1997 to December 31, 1997, the purchaser paid approximately $4,748,000 by assuming a mortgage note on the properties and paying $1,945,000 in cash at various dates. Of the total cash payments, approximately $1,515,000 was remitted to the Company and $430,000 was initially deposited in escrow to secure certain minimum rent guarantees made to the purchaser. During 1998, a total of $199,361 was released from escrow. The escrow account balances of $230,639 and $430,000 were the only remaining assets, and there were no remaining liabilities, attributable to discontinued real estate operations as of December 31, 1998 and 1997, respectively.

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

            The loss from discontinued real estate operations includes charges for interest of $38,764 in 1997. Depreciation was discontinued when the property and equipment was written down to net realizable value in 1995 and, accordingly, there was no charge for depreciation expense in 1997.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income taxes:

            The Company had net operating loss carryforwards of approximately $7,300,000 and $6,200,000 available to reduce future Federal taxable income as of December 31, 1998 and 1997, respectively. If not used, net operating loss carryforwards as of December 31, 1998 will expire at various dates through 2013. Due to changes in the ownership of the Company, the utilization of these loss carryforwards may be subject to substantial annual limitations. There were no other material temporary differences as of those dates.

            Deferred tax assets of approximately $2,482,000 and $2,109,000 attributable to the potential benefits from such net operating loss carryforwards as of December 31, 1998 and 1997, respectively, were offset by equivalent valuation allowances due to the uncertainties related to the extent and timing of the Company's future taxable income and, accordingly, the Company did not recognize a credit for income taxes in 1998 and 1997.


Note 4 - Property and equipment:

            Property and equipment used in the Company's medical products operations consisted of the following:

                                                            1998         1997
                                                         ---------    ---------

            Land                                         $  10,000    $  10,000
            Buildings and improvements                     182,110      163,610
            Equipment and furnishings                       85,757       84,943
                                                         ---------    ---------
                                                           277,867      258,553
            Less accumulated depreciation                  230,030      149,500
                                                         ---------    ---------

              Totals                                     $  47,837     $109,053
                                                         =========     ========

Note 5 - Short-term notes payable:

         Related parties:

            At December 31, 1998 and 1997, the Company had outstanding notes payable to related parties with a principal balance of $428,811 that are due on demand and bear interest at 10%. The notes are secured by 5,221 shares of Inoteb's common stock. The noteholders have the option to convert the notes at any time into a total of 500,000 shares of common stock of the Company (which is equivalent to a conversion rate of $.8576 per share). Interest on such borrowings totaled approximately $43,000 and $11,000 in 1998 and 1997, respectively.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Short-term notes payable (concluded):

         Other:

            The Company sold six month, 12% notes (the "Regulation D notes") in the principal amount of $1,975,000 in 1994 and 1995 through an offering that was exempt pursuant to Regulation D of the Securities Act. As of April 4, 1995, the Company was in default with respect to the payment of Regulation D notes with a principal balance of $1,775,000 and accrued but unpaid interest of $53,250 and, accordingly, such notes became due and payable. In 1995, the Company made payments that reduced the principal balance to $517,500 and negotiated an extension of the due date. During the period from February 18, 1997 to December 31, 1997, the Company used a portion of the proceeds from the sale of its commercial real estate (see
            Note 2) to make principal payments on the notes totaling $492,500 (including $208,062 which was directly offset against outstanding notes and, accordingly, not reflected in the accompanying 1997 consolidated statement of cash flows). As a result, the outstanding principal balance of the Regulation D notes was $25,000 at December 31, 1998 and 1997. Management anticipates that the Company will repay the remaining balance as soon as it can locate the remaining noteholder.


Note 6 - Long-term debt:

         Long-term debt at December 31, 1998 and 1997 consisted of the following:

                                                            1998         1997
                                                         ----------    --------

            Term loans payable monthly in varying
              installments, including interest at
              rates ranging from 6.95% to 9.5%,
              through December 2001 (A)                  $  388,700    $397,600
            Noninterest bearing advances initially
              scheduled to be paid in monthly
              installments through 2002 (B)                 429,700     403,100
            8% callable convertible promissory
              notes payable (C)                           1,500,000
                                                         ----------    --------
                                                          2,318,400     800,700
            Less current portion                            226,260     352,825
                                                         ----------    --------

            Long-term debt                               $2,092,140    $447,875
                                                         ==========    ========

            (A) The loans were secured by equipment with a net carrying value of approximately $74,000 at December 31, 1998.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Long-term debt (continued):

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

                  During the period from August 1, 1998 to December 31, 1998, the Company sold 60 units, the minimum number of units it was required to sell in order to at least partially complete the Offering, of which 50 units, with a principal amount of $1,250,000, were sold for cash and 10 units, with a principal amount of $250,000, were exchanged for previously outstanding short-term notes payable (the exchange was a noncash transaction that is not reflected in the accompanying 1998 consolidated statement of cash flows).

            Principal payment requirements on long-term obligations in each of the years subsequent to December 31, 1998 are as follows:

                      Year Ending
                      December 31,                      Amount
                      ------------                    ----------

                        1999                          $  226,260
                        2000                             384,760
                        2001                           1,600,680
                        2002                             106,700

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Long-term debt (concluded):

            Management of the Company believes that the term loans, the noninterest bearing advances and the 8% Notes had carrying values that approximated their fair values as of December 31, 1998 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of that date.


Note7 - Common stock issued or issuable to advisors and consultants:

            On October 1, 1997, the Company formed a Scientific Advisory Board ("SAB") with four members who advise the Company on scientific and medical developments relating to its products. Although the Company was not contractually obligated to compensate the members of the SAB, management decided to issue shares of the Company's common stock with a fair value of $78,000 at the effective date of issuance to them to compensate them for their services during the twelve month period that ended September 30, 1998 and, accordingly, the Company charged $58,500 and $19,500 to consulting and professional fees for such compensation in 1998 and 1997, respectively. The $78,000 of compensation was paid through the issuance of a total of 62,926 shares of common stock during 1998 with an average fair market value at the effective dates of issuance of $1.24 per share.

            During 1998, the Company issued a total of 164,008 shares of common stock with a fair market value of $183,333, or an average of $1.12 per share, to pay accrued liabilities for consulting services provided to the Company during 1998 and 1997, including 155,675 shares issued to the Company's Chief Executive Officer with a fair market value of $175,000). As of December 31, 1998, the Company had a remaining accrued liability of $25,000 for compensation in connection with such services. Based on the fair market value of the Company's common stock of $1.31 per share as of December 31, 1998, the Company would have had to have issued 19,048 shares to pay the total accrued liability.

            During 1997, the Company issued a total of 54,493 shares of common stock with a fair market value of $129,511 (an average of $2.38 per share) for consulting services which was charged to operating expenses (including $100,000 for the fair market value of 42,105 shares issued to the Company's Chief Executive Officer).

            The issuances of shares to advisors and consultants described above were noncash transactions that are not reflected in the accompanying 1998 and 1997 consolidated statements of cash flows.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stock option plan:

            On May 4, 1992, the Company adopted a stock option plan (the "Plan") pursuant to which options to purchase an aggregate of up to 2,000,000 shares of common stock may be issued. Transactions under the Plan through December 31, 1998 are summarized below:

            -- On June 10, 1996, the Company granted options for the purchase of 333,334 shares of common stock exercisable at $5.81 per share, the fair market value of the shares on the date of grant.

            -- On December 31, 1996, the Company granted options for the purchase of 650,000 shares of common stock exercisable at $3.75 per share (including options for the purchase of 325,000 shares granted to Mr. Mortara)

            -- On October 21, 1997, the Company granted its chief executive officer and its new chief financial officer options to purchase a total of 700,000 shares of common stock exercisable at $2.375 per share, the fair market value of the shares on the date of grant.

            -- In 1997, the Company granted the members of the SAB options to purchase a total of 75,000 shares of common stock exercisable at $2.875 per share, the fair market value of the shares on the date of grant.

            -- On February 3, 1998, the Company granted options for the purchase of 200,000 shares of common stock exercisable at $3.25 per share, the fair market value of the shares on the date of grant

            -- On October 1, 1998, the Company cancelled the options for the purchase of 1,958,334 shares of common stock then outstanding, which represented the total of all of the options that had been previously issued as described above.

            The weighted average fair value of the options granted in 1998 and 1997 was $3.25 and $2.42 per share, respectively. All of the options were originally exercisable for a five year period from the date of issuance.

            The fair value of the common stock underlying the 650,000 options issued on December 31, 1996 exceeded the exercise price. Therefore, the Company charged $1,137,500 to unearned compensation and additional paid-in capital upon the issuance of these options on December 31, 1996 based on the number of shares subject to option and the difference between the estimated fair value of an underlying share and the per share exercise price. Unearned compensation, which was reflected separately as a deferred charge in the consolidated statement of stockholders' equity (deficiency), was being amortized on a straight-line basis over a period of five years. General and administrative expenses include amortization of $85,312 and $682,500 in 1998 and 1997, respectively. Amortization in 1997 included approximately $483,000 which was accelerated as a result of the resignation of Mr. Mortara. The unamortized unearned compensation of $369,688 as of October 1, 1998, the date of the cancellation of the options, was charged against additional paid-in capital.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stock option plan (concluded):

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

            In the opinion of management, if compensation cost for the stock options granted to employees had been determined based on the fair value of the options at the grant date under the provisions of SFAS 123 using the Black-Scholes option-pricing model, the Company's pro forma net loss and pro forma basic net loss per share arising from such computations would not have differed materially from the corresponding historical amounts presented in the accompanying 1998 and 1997 consolidated statements of operations.

Note 9 - Preferred stock:

            At January 1, 1997, there were 300 shares of nonconvertible, Series A preferred stock outstanding, all of which were owned by a company controlled by Mr. Mortara. During January 1997, the remaining 300 shares of preferred stock outstanding were canceled and 400,000 shares of common stock were sold to the holder for $300,000.

Note 10- Segment and geographic information:

            During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). Pursuant to the provisions of SFAS 131, the Company is reporting segment information in the same format reviewed by the Company's management (the "management approach"). The Company operates principally in one industry segment which includes the development, manufacture and sale of biomedical materials used in medical products. The Company conducts operations outside of the United States, principally in France and Ireland.

                          BIOCORAL, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Segment and geographic information (concluded):
         Information about the Company's operations and assets in different geographic locations for 1998 and 1997 is shown below:

                          United
                          States         France        Ireland      Consolidated
                          ------         ------        -------      ------------
1998

Net sales                             $   405,900                   $   405,900
                                      -----------                   -----------

Operating expenses:
   Interest            $    73,879         15,500                        89,379
   Depreciation of
     property and
     equipment                 430         80,100                        80,530
   Amortization of
     unearned
     compensation           85,312                                       85,312
   Other operating
     expenses              329,111        980,300    $    38,648      1,348,059
                       -----------    -----------    -----------    -----------
         Totals            488,732      1,075,900         38,648      1,603,280
                       -----------    -----------    -----------    -----------

Loss from continuing
   operations          $  (488,732)   $  (670,000)   $   (38,648)   $(1,197,380)
                       ===========    ===========    ===========    ===========

Total assets           $ 1,016,510    $ 1,313,335    $        --    $ 2,329,845
                       ===========    ===========    ===========    ===========

1997

Revenues:
   Net sales                          $   526,900                   $   526,900
   Other               $    72,101         11,700                        83,801
                       -----------    -----------                   -----------
         Totals             72,101        538,600                       610,701
                       -----------    -----------                   -----------

Operating expenses:
   Interest                 13,551         36,337                        49,888
   Depreciation of
     property and
     equipment               1,066         50,334                        51,400
   Amortization of
     unearned
     compensation          682,500                                      682,500
   Other operating
     expenses              621,005        884,329    $    33,307      1,538,641
                       -----------    -----------    -----------    -----------
         Totals          1,318,122        971,000         33,307      2,322,429
                       -----------    -----------    -----------    -----------

Loss before other
   expenses             (1,246,021)      (432,400)       (33,307)    (1,711,728)

Other expenses -
   write-off
   of intangible
   assets                 (153,984)                   (1,324,794)    (1,478,778)
                       -----------    -----------    -----------    -----------

Loss from continuing
   operations          $(1,400,005)   $  (432,400)   $(1,358,101)   $(3,190,506)
                       ===========    ===========    ===========    ===========

Total assets           $   676,801    $   929,653    $     5,311    $ 1,611,765
                       ===========    ===========    ===========    ===========