Form 10QSB
period 1999-03-31
BIOCORAL INC
filed 1999-05-20
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 1999

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

                 38 rue Anatole France, Levallois-Perret, FRANCE
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                011-3314-757-9843
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of March 31, 1999 was 7,924,149

                                     PART I

Item 1. Financial Statements. Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations

            The Company experienced a net loss of $513,317 from operations during the three month period ending March 31, 1999 ("Stub 1999") as compared to a net loss from operations of $282,923 for the comparable period in 1998 ("Stub 1998"). The increase in such loss was due primarily to a reduction in Inoteb's sales (from $143,000 in Stub 1998 to $80,700 in Stub 1999), increases in research and development costs (from $116,800 to $202,563) and final payment of certain rent guarantees in Stub 1999. Management views the increase in research and development expenditures to be positive inasmuch as it contributes to the development of the Company's products and, it is anticipated, will add to future revenues. Revenues reflected principally the results of Inoteb's sales and an increase in interest income due to the Company's significant cash balances.

      Financial Condition, Liquidity and Capital Resources; Current Plans.

      At March 31, 1999, the Company had working capital of $44,570 and an accumulated stockholder's deficit of ($1,598,100). However, its cash position remains strong at $1,076,269, primarily as a result of closing a private placement of notes, which placement closed during the fourth quarter of 1998, all as more fully set forth on the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. Management believes that the Company's cash position, combined with its anticipated revenues, will enable it to sustain its activities through the end of 1999. The Company may, however, require additional funding to enable it to obtain FDA approval of its products.

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

Item 1. Legal Proceedings. None

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

                                                BIOCORAL, INC.

Date: May 20, 1999
                                                s/ Nasser Nassiri
                                                ----------------------------
                                                Nasser Nassiri, Chairman

                         BIOCORAL, INC. AND SUBSIDIARIES

              INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----

CONSOLIDATED BALANCE SHEETS
     MARCH 31, 1999 AND DECEMBER 31, 1998                              F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
     THREE MONTHS ENDED MARCH 31, 1999 AND 1998                        F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
     THREE MONTHS ENDED MARCH 31, 1999                                 F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS
     THREE MONTHS ENDED MARCH 31, 1999 AND 1998                        F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-6/F-12

                                      * * *

                         BIOCORAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                                                      March         December
                                                                    31, 1999        31, 1998
                                                                   -----------     ------------
                                                                   (Unaudited)     (See Note 1)
                                     ASSETS
Current assets:
    Cash                                                          $  1,076,269    $  1,344,608
    Accounts receivable, net of allowance for doubtful accounts
        of $190,200 and $262,100                                        61,600          96,500
    Inventories                                                        174,700         197,500
    Net assets of discontinued operations                                              230,639
    Other current assets                                                70,000         101,900
                                                                  ------------    ------------
           Total current assets                                      1,382,569       1,971,147
Property and equipment, net of accumulated depreciation of
    $239,930 and $230,030                                               51,574          47,837
Goodwill, net of accumulated amortization of $33,132 in 1999           110,439         143,571
Other assets                                                           166,657         167,290
                                                                  ------------    ------------

           Totals                                                 $  1,711,239    $  2,329,845
                                                                  ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Current portion of long-term debt                             $    257,560    $    226,260
    Notes payable:
        Related parties                                                428,811         428,811
        Other                                                           25,000          25,000
    Accounts payable and accrued liabilities                           626,628         642,417
                                                                  ------------    ------------
           Total current liabilities                                 1,337,999       1,322,488
Long-term debt, net of current portion                               1,971,340       2,092,140
                                                                  ------------    ------------
           Total liabilities                                         3,309,339       3,414,628
                                                                  ------------    ------------

Commitments and contingencies

Stockholders' deficiency:
    Preferred stock, par value $.001 per share; 1,000,000
        shares authorized; none issued                                    --              --
    Common stock, par value $.001 per share; 20,000,000
        shares authorized; 7,924,149 issued and outstanding              7,924           7,924
    Additional paid-in capital                                      12,400,666      12,400,666
    Accumulated deficit                                            (14,006,690)    (13,493,373)
                                                                  ------------    ------------
           Total stockholders' deficiency                           (1,598,100)     (1,084,783)
                                                                  ------------    ------------

           Totals                                                 $  1,711,239    $  2,329,845
                                                                  ============    ============

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                      1999            1998
                                                                  ------------    ------------
Revenues:
    Sales                                                         $     80,700    $    143,000
    Other income                                                        32,508             806
                                                                  ------------    ------------
        Totals                                                         113,208         143,806
                                                                  ------------    ------------

Operating expenses:
    Cost of sales                                                       33,700          31,600
    Research and development, net of subsidies                         202,563         116,800
    Interest                                                            41,479          19,395
    Depreciation of property and equipment                               9,900          13,600
    Amortization of other assets                                        33,132
    Amortization of unearned compensation                                               28,437
    Consulting and professional fees                                    82,238         105,504
    Other operating expenses                                           223,513         111,393
                                                                  ------------    ------------
        Totals                                                         626,525         426,729
                                                                  ------------    ------------

Net loss                                                          $   (513,317)   $   (282,923)
                                                                  ============    ============

Basic net loss per common share                                   $       (.06)   $       (.04)
                                                                  ============    ============

Weighted average common shares outstanding                           7,924,149       7,697,215
                                                                  ============    ============

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

                              Preferred Stock           Common Stock
                          ----------------------    --------------------
                            Number                   Number                 Additional                             Total
                              of                       of                    Paid-in         Accumulated       Stockholders'
                            Shares      Amount       Shares       Amount     Capital           Deficit          Deficiency
                          ----------  ----------    ---------     ------    -----------      ------------       -----------
Balance, January 1, 1999       --     $    --       7,924,149     $7,924    $12,400,666      $(13,493,373)      $(1,084,783)

Net loss                                                                                         (513,317)         (513,317)
                          ----------  ----------    ---------     ------    -----------      ------------       -----------
Balance, March 31, 1999        --     $    --       7,924,149     $7,924    $12,400,666      $(14,006,690)      $(1,598,100)
                          ==========  ==========    =========     ======    ===========      ============       ===========

See Notes to Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                      1999            1998
                                                                  ------------    ------------
Operating activities:
    Net loss                                                      $   (513,317)   $   (282,923)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation of property and equipment                           9,900          13,600
        Loss on disposal of property and equipment                                      22,097
        Amortization of other assets                                    33,132
        Amortization of unearned compensation                                           28,437
        Changes in operating assets and liabilities:
           Accounts receivable                                          34,900          20,600
           Inventories                                                  22,800           6,000
           Other current assets                                         31,900          14,200
           Other assets                                                    633             413
           Accounts payable and accrued liabilities                    (15,789)         (6,954)
                                                                  ------------    ------------
                  Net cash used in operating activities               (395,841)       (184,530)
                                                                  ------------    ------------

Investing activities:
    Capital expenditures                                               (13,637)
    Net proceeds from disposal of discontinued real estate
        operations                                                     230,639         150,000
                                                                  ------------    ------------
                  Net cash provided by operating activities            217,002         150,000
                                                                  ------------    ------------

Financing activities - principal payments on long-term
    obligations                                                        (89,500)        (28,500)
                                                                  ------------    ------------

Net decrease in cash                                                  (268,339)        (63,030)

Cash, beginning of period                                            1,344,608         506,930
                                                                  ------------    ------------

Cash, end of period                                               $  1,076,269    $    443,900
                                                                  ============    ============

Supplemental disclosure of cash flow data:
    Interest paid                                                 $      8,450    $      8,675
                                                                  ============    ============

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Business and basis of presentation:

      Business:

            BioCoral, Inc. ("BioCoral") was incorporated under the laws of the State of Delaware on May 4, 1992 and originally organized as a "blind pool" or "blank check" company for the purpose of either merging with or acquiring an operating company. BioCoral was a "development stage company" for accounting purposes until March 25, 1994 when it acquired all of the issued and outstanding stock of Cabestan, Inc. ("Cabestan"), which concurrently acquired commercial real estate properties from a commonly-controlled related party. As further explained in Note 2 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998 (the "10-KSB") previously filed with the United States Securities and Exchange Commission (the "SEC") and in Note 3 herein, Cabestan discontinued its real estate operations and entered into an agreement to sell its real estate properties in October 1996 and consummated the sale in February 1997.

            During 1995, BioCoral acquired an option to purchase a controlling interest in Inoteb SA ("Inoteb"), a French corporation, that develops and manufactures medical products. During July 1996, BioCoral exercised its option for the purchase of the controlling interest in Inoteb and increased its interest through additional purchases of common stock to 67% in 1997 and 100% in 1998 (see Note 2 in the 10-KSB).

            BioCoral, Inoteb, Cabestan and BioCoral's other subsidiaries are referred to collectively herein as the "Company."

            As of March 31, 1999, substantially all of the Company's continuing operations were biomaterials operations conducted through Inoteb. Such operations consist primarily of developing, manufacturing and marketing bone substitute materials made from coral and other orthopedic, oral and maxillo-facial products, including products marketed under the trade name of BioCoral. The Company has not received the regulatory approvals needed to market its products in the United States. Obtaining such approvals could take a long time and involve substantial expenditures.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Business and basis of presentation (continued):

      Business (concluded):

            The Company has generated limited amounts of revenues from its biomaterials operations and, as a result, on December 31, 1997 it wrote off all of the costs of goodwill and licensing fees that it had incurred and capitalized in the development of its biomaterials operations through that date. Accordingly, there was no amortization of goodwill in the three months ended March 31, 1998.

            As further explained in Note 2 in the 10-KSB, the cost of the increase in the Company's interest in Inoteb's outstanding capital stock from 67% to 100% in December 1998 was $143,571 which was allocated to goodwill. Based on the uncertainties related to its ability to generate profits in the future from the Inoteb technology, the goodwill associated with the purchase of the additional interest will be written off over thirteen months (the shortest period allowable under generally accepted accounting principles). Amortization of goodwill totaled $33,132 in the three months ended March 31, 1999.

      Basis of presentation:

            In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 1999, its results of operations and cash flows for the three months ended March 31, 1999 and 1998 and its changes in stockholders' deficiency for the three months ended March 31, 1999. Information included in the consolidated balance sheet as of December 31, 1998 has been derived from the audited balance sheet in the 10-KSB. Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Loss per common share (concluded):

      Since the Company had losses for the three months ended March 31, 1999 and 1998, the assumed effects of the exercise of outstanding stock options and conversion of notes payable were anti-dilutive and, accordingly, diluted per share amounts have not been presented in the accompanying consolidated statements of operations. In addition, the basic loss per common share and weighted average share amounts presented in the accompanying consolidated statements of operations for the three months ended March 31, 1998 which were computed in accordance with SFAS 128 do not differ from those computed under previously promulgated accounting standards.

Note 3 - Sale of discontinued real estate operations:

      As further explained in Note 2 in the 10-KSB, in October 1996, the Company decided to discontinue its real estate operations and entered into an agreement to sell the commercial real estate owned by Cabestan for total consideration of approximately $6,800,000 before costs directly related to the sale. The sale was consummated on February 18, 1997. During the period from February 18, 1997 to December 31, 1997, the purchaser paid approximately $4,748,000 by assuming a mortgage note on the properties and paying $1,945,000 in cash at various dates. Of the total cash payments, approximately $1,515,000 was remitted to the Company and $430,000 was initially deposited in escrow to secure certain minimum rent guarantees made to the purchaser. During the three months ended March 31, 1999, the remaining balance of $230,639 was released from escrow and, accordingly, there were no remaining assets or liabilities attributable to discontinued real estate operations as of March 31, 1999.

Note 4 - Income taxes:

      As of March 31, 1999, the Company had net operating loss carryforwards of approximately $7,780,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2014. Due to changes in the ownership of the Company, the utilization of these loss carryforwards may be subject to substantial annual limitations.

      Deferred tax assets of approximately $2,645,000 and $2,346,000 attributable to the potential benefits from such net operating loss carryforwards as of March 31, 1999 and December 31, 1998, respectively, were offset by equivalent valuation allowances due to the uncertainties related to the extent and timing of the Company's future taxable income. There were no other material temporary differences as of these dates.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Short-term notes payable:

      Related parties:

            At March 31, 1999 and December 31, 1998, the Company had outstanding notes payable to related parties with a principal balance of $428,811 that are due on demand and bear interest at 10%. The notes are secured by 5,221 shares of Inoteb's common stock. The noteholders have the option to convert the notes at any time into a total of 500,000 shares of common stock of the Company (which is equivalent to a conversion rate of $.8576 per share). Interest on such borrowings totaled approximately $11,000 for each of the three month periods ended March 31, 1999 and 1998.

      Other:

            The Company sold six month, 12% notes (the "Regulation D notes") in the principal amount of $1,975,000 in 1994 and 1995 through an offering that was exempt pursuant to Regulation D of the Act of which notes in the principal amount of $25,000 were outstanding at March 31, 1999 (see Note 5 in the 10KSB). Management anticipates that the Company will repay the remaining balance as soon as it can locate the remaining noteholder.

Note 6 - Long-term debt:

      Long-term debt at March 31, 1999 and December 31, 1998 consisted of the following:

                                                                        March       December
                                                                       31, 1999     31, 1998
                                                                      ----------   ----------
      Term loans payable monthly in varying installments, including interest at rates ranging from 6.95% to 9.5%, through
         December 2001 (A)                                            $  333,000   $  388,700
      Noninterest bearing advances initially scheduled
         to be paid in monthly installments through
         2002 (B)                                                        395,900      429,700
      8% callable convertible promissory notes
         payable (C)                                                   1,500,000    1,500,000
                                                                      ----------   ----------
                                                                       2,228,900    2,318,400
      Less current portion                                               257,560      226,260
                                                                      ----------   ----------

      Long-term debt                                                  $1,971,340   $2,092,140
                                                                      ==========   ==========

      (A) The loans were secured by equipment with a net carrying value of approximately $52,000 at March 31, 1999.

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Long-term debt (concluded):

      (C) On August 1, 1998, the Company commenced a private offering (the "Offering") to "accredited investors" of units of the 8% callable convertible promissory notes payable that are due on December 31, 2001 (the "8% Notes"). The Offering expired on March 31, 1999 and is intended to be exempt from registration pursuant to the provisions of Regulation D of the Act. The 8% Notes are convertible at any time at the holder's option at the rate of $3.50 per share. Interest on the 8% Notes is payable annually, at the Company's option, either in cash or shares of the Company's common stock. Each unit subject to the Offering consists of 8% Notes in the principal amount of $25,000. The Company initially offered a minimum of 60 units, with an aggregate principal balance of $1,500,000, and a maximum of 200 units, with an aggregate principal balance of $5,000,000.

            During the period from August 1, 1998 to March 31, 1999, the Company sold 60 units, the minimum number of units it was required to sell in order to at least partially complete the Offering, of which 50 units, with a principal amount of $1,250,000, were sold for cash and 10 units, with a principal amount of $250,000, were exchanged for previously outstanding short-term notes payable.

      Principal payment requirements on long-term obligations in each of the years subsequent to March 31, 1999 are as follows:

                    Year Ending
                      March 31,                                     Amount
                      ---------                                     ------

                         2000                                    $   257,560
                         2001                                        369,960
                         2002                                      1,601,380

      Management of the Company believes that the term loans, the noninterest bearing advances and the 8% Notes had carrying values that approximated their fair values as of March 31, 1999 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of that date.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7 - Common stock issued or issuable to advisors and consultants:

      On October 1, 1997, the Company formed a Scientific Advisory Board ("SAB") with four members who advise the Company on scientific and medical developments relating to its products. Although the Company was not contractually obligated to compensate the members of the SAB, management decided to issue shares of the Company's common stock with a fair value of $78,000 at the effective date of issuance to them to compensate them for their services during the twelve month period that ended September 30, 1998. Effective January 1, 1999, management decided to issue shares of the Company's common stock with a fair value of $36,000 at the effective date of issuance to them to compensate them for their services during the year ending December 31, 1999. Accordingly, the Company charged $9,000 and $19,500 to consulting and professional fees for the compensation paid or to be paid to the members of the SAB for the three months ended March 31, 1999 and 1998, respectively. Based on a fair market value of $1.00 per share as of March 31, 1999, the Company would have been required to issue 9,000 shares of common stock if it had paid its accrued liability of $9,000 for such compensation as of that date.

Note 8 - Stock option plan:

      As further explained in Note 8 in the 10-KSB, on May 4, 1992, the Company adopted a stock option plan (the "Plan") pursuant to which options to purchase an aggregate of up to 2,000,000 shares of common stock may be issued. On October 1, 1998, the Company cancelled the options for the purchase of 1,958,334 shares of common stock then outstanding, which represented the total of all of the options that had been issued up to that date. As of March 31, 1999, there were no options outstanding under the Plan.

Note 9 - Segment and geographic information:

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9 - Segment and geographic information (concluded):

      Information about the Company's operations in different geographic locations for the three months ended March 31, 1999 and 1998 is shown below:

                                        United
                                        States                 France                Ireland            Consolidated
                                        ------                 ------                -------            ------------
1999

Revenues:
   Sales                                                      $  80,700                                   $  80,700
   Other income                        $  11,808                 20,700                                      32,508
                                       ---------              ---------                                   ---------

          Totals                       $  11,808              $ 101,400                                   $ 113,208
                                       =========              =========                                   =========

Net loss                               $(240,016)             $(266,700)             $(6,601)             $(513,317)
                                       =========              =========              =======              =========

1998

Revenues:
   Sales                                                      $ 143,000                                   $ 143,000
   Other income                        $     371                    435                                         806
                                       ---------              ---------                                   ---------

          Totals                       $     371              $ 143,435                                   $ 143,806
                                       =========              =========                                   =========

Net loss                               $(180,827)             $ (95,900)             $(6,196)             $(282,923)
                                       =========              =========              =======              =========

      The Company had total assets of $1,711,239 as of March 31, 1999, of which $901,928 and $809,311 represented the total assets of the Company's operations in the United States and France, respectively.