Form 10KSB/A
period 1995-12-31
BIOCORAL INC
filed 1999-08-11
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A

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

Item 13. Exhibits

            *10.18 Distribution Agreement between Inoteb, S.A. and 3H Human
                   Health Hightech, Ltd., dated May 13, 1995 (English and French versions).

*    Filed herewith.

            SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BIOCORAL, INC.


Date: 8/5/99                                By: /s/ Nasser Nassiri
                                                --------------------------------
                                                    Nasser Nassiri, Chairman of
                                                    the Board and Chief
                                                    Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                         Title                               Date
---------                         -----                               ----


/s/ Nasser Nassiri
-------------------
Nasser Nassiri                    Chairman of the Board               8/5/99
                                  and a director


/s/ Ramine Almassi
------------------
Ramine Almassi                    Treasurer, Secretary and            8/5/99
                                  a director


/s/ Jean Darondel                 Director                            8/5/99
------------------
Jean Darondel