Form 10-Q
period 1999-06-30
BIOCORAL INC
filed 1999-08-16
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 1999

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-23512
                                               ---------

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

              38 rue Anatole France, Levallois Perret Cedex, France
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                               011-3314-757-9843
        -----------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of June 30, 1999 was 7,924,149.

                         BIOCORAL, INC. AND SUBSIDIARIES

                               INDEX TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

CONSOLIDATED BALANCE SHEETS
     JUNE 30, 1999 AND DECEMBER 31, 1998                                     F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
     SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998                       F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
     SIX MONTHS ENDED JUNE 30, 1999                                          F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS
     SIX MONTHS ENDED JUNE 30, 1999 AND 1998                                 F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-6/11

                                      * * *

                         BIOCORAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                                                      June          December
                                     ASSETS                         30, 1999        31, 1998
                                                                  ------------    ------------
                                                                   (Unaudited)    (See Note 1)
Current assets:
    Cash                                                          $    817,044    $  1,344,608
    Accounts receivable, net of allowance for doubtful accounts
        of $179,400 and $262,100                                        51,500          96,500
    Inventories                                                        187,900         197,500
    Net assets of discontinued operations                                              230,639
    Other current assets                                                47,600         101,900
                                                                  ------------    ------------
           Total current assets                                      1,104,044       1,971,147
Property and equipment, net of accumulated depreciation of
    $253,930 and $230,030                                               30,042          47,837
Goodwill, net of accumulated amortization of $66,264 in 1999            77,307         143,571
Other assets                                                           166,389         167,290
                                                                  ------------    ------------

           Totals                                                 $  1,377,782    $  2,329,845
                                                                  ============    ============

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Current portion of long-term debt                             $    226,550    $    226,260
    Notes payable:
        Related parties                                                428,811         428,811
        Other                                                           25,000          25,000
    Accounts payable and accrued liabilities                           640,965         642,417
                                                                  ------------    ------------
           Total current liabilities                                 1,321,326       1,322,488
Long-term debt, net of current portion                               1,943,850       2,092,140
                                                                  ------------    ------------
           Total liabilities                                         3,265,176       3,414,628
                                                                  ------------    ------------

Commitments and contingencies

Stockholders' deficiency:
    Preferred stock, par value $.001 per share; 1,000,000
        shares authorized; none issued                                      --              --
    Common stock, par value $.001 per share; 20,000,000
        shares authorized; 7,924,149 issued and outstanding              7,924           7,924
    Additional paid-in capital                                      12,400,666      12,400,666
    Accumulated deficit                                            (14,295,984)    (13,493,373)
                                                                  ------------    ------------
           Total stockholders' deficiency                           (1,887,394)     (1,084,783)
                                                                  ------------    ------------

           Totals                                                 $  1,377,782    $  2,329,845
                                                                  ============    ============

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                           Six Months                   Three Months
                                         Ended June 30,                Ended June 30,
                                   --------------------------    --------------------------
                                       1999           1998           1999           1998
                                   -----------    -----------    -----------    -----------
Revenues:
    Sales                          $   165,300    $   234,000    $    84,600    $    91,000
    Other income                        53,793          1,338         21,285            532
                                   -----------    -----------    -----------    -----------
           Totals                      219,093        235,338        105,885         91,532
                                   -----------    -----------    -----------    -----------

Operating expenses:
    Cost of sales                       43,400         72,100          9,700         40,500
    Research and development           260,863        241,839         58,300        125,039
    Interest                            98,848         42,228         57,369         22,833
    Depreciation of property
        and equipment                   23,900         27,800         14,000         14,200
    Amortization of other assets        66,264                        33,132
    Amortization of unearned
        compensation                                   56,875                        28,438
    Consulting and professional
        fees                           144,385        206,306         62,147        100,802
    Other operating expenses           384,044        202,299        160,531         90,906
                                   -----------    -----------    -----------    -----------
           Totals                    1,021,704        849,447        395,179        422,718
                                   -----------    -----------    -----------    -----------

Net loss                           $  (802,611)   $  (614,109)   $  (289,294)   $  (331,186)
                                   ===========    ===========    ===========    ===========

Basic net loss per common share    $      (.10)   $      (.08)   $      (.04)   $      (.04)
                                   ===========    ===========    ===========    ===========

Weighted average common shares
    outstanding                      7,924,149      7,697,215      7,924,149      7,697,215
                                   ===========    ===========    ===========    ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)

                                Preferred Stock                  Common Stock
                           --------------------------    ---------------------------
                             Number                         Number                      Additional                        Total
                               of                             of                          Paid-in      Accumulated    Stockholders'
                             Shares         Amount          Shares         Amount         Capital        Deficit       Deficiency
                           ----------    ------------    ------------   ------------   ------------   ------------    ------------
Balance, January 1, 1999           --    $         --       7,924,149   $      7,924   $ 12,400,666   $(13,493,373)   $ (1,084,783)

Net loss                                                                                                  (802,611)       (802,611)
                           ----------    ------------    ------------   ------------   ------------   ------------    ------------

Balance, June 30, 1999             --    $         --       7,924,149   $      7,924   $ 12,400,666   $(14,295,984)   $ (1,887,394)
                           ==========    ============    ============   ============   ============   ============    ============

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                 1999           1998
                                                             -----------    -----------
Operating activities:
    Net loss                                                 $  (802,611)   $  (614,109)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation of property and equipment                    23,900         27,800
        Loss on disposal of property and equipment                               22,097
        Amortization of other assets                              66,264
        Amortization of unearned compensation                                    56,875
        Changes in operating assets and liabilities:
           Accounts receivable                                    45,000         25,700
           Inventories                                             9,600         11,100
           Other current assets                                   54,300         15,600
           Other assets                                              901         (4,532)
           Accounts payable and accrued liabilities               (1,452)        31,694
                                                             -----------    -----------
               Net cash used in operating activities            (604,098)      (427,775)
                                                             -----------    -----------

Investing activities:
    Capital expenditures                                          (6,105)          (599)
    Net proceeds from disposal of discontinued real estate
        operations                                               230,639        174,681
                                                             -----------    -----------
               Net cash provided by investing activities         224,534        174,082
                                                             -----------    -----------

Financing activities:
    Proceeds from note payable to related party                                  11,400
    Proceeds from other short-term obligations                                  250,000
    Principal payments on long-term obligations                 (148,000)       (44,300)
                                                             -----------    -----------
               Net cash provided by (used in) financing
                  activities                                    (148,000)       217,100
                                                             -----------    -----------

Net decrease in cash                                            (527,564)       (36,593)

Cash, beginning of period                                      1,344,608        506,930
                                                             -----------    -----------

Cash, end of period                                          $   817,044    $   470,337
                                                             ===========    ===========

Supplemental disclosure of cash flow data:
    Interest paid                                            $    38,331    $    42,228
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

            As of June 30, 1999, substantially all of the Company's continuing operations were biomaterials operations conducted through Inoteb. Such operations consist primarily of developing, manufacturing and marketing bone substitute materials made from coral and other orthopedic, oral and maxillo-facial products, including products marketed under the trade name of BioCoral. The Company has not received the regulatory approvals needed to market its products in the United States. Obtaining such approvals could take a long time and involve substantial expenditures.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Business and basis of presentation (concluded):

      Business (concluded):

            As further explained in Note 2 in the 10-KSB, the cost of the increase in the Company's interest in Inoteb's outstanding capital stock from 67% to 100% in December 1998 was $143,571 which was allocated to goodwill. Based on the uncertainties related to its ability to generate profits in the future from the Inoteb technology, the goodwill associated with the purchase of the additional interest will be written off over thirteen months (the shortest period allowable under generally accepted accounting principles). Amortization of goodwill totaled $66,264 and $33,132 in the six and three months ended June 30, 1999, respectively.

      Basis of presentation:

            In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 1999, its results of operations for the six and three months ended June 30, 1999 and 1998, its changes in stockholders' equity for the six months ended June 30, 1999 and its cash flows for the six months ended June 30, 1999 and 1998. Information included in the consolidated balance sheet as of December 31, 1998 has been derived from the audited balance sheet in the 10-KSB. Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

Note 2 - Loss per common share:

      Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which requires the presentation of "primary" and "diluted" earnings (loss) per common share, as further explained in Note 1 in the 10-KSB.

      Since the Company had losses for the six and three months ended June 30, 1999 and 1998, the assumed effects of the exercise of outstanding stock options and conversion of notes payable were anti-dilutive and, accordingly, diluted per share amounts have not been presented in the accompanying consolidated statements of operations.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Sale of discontinued real estate operations:

      As further explained in Note 2 in the 10-KSB, in October 1996, the Company decided to discontinue its real estate operations and entered into an agreement to sell the commercial real estate owned by Cabestan for total consideration of approximately $6,800,000 before costs directly related to the sale. The sale was consummated on February 18, 1997. During the period from February 18, 1997 to December 31, 1997, the purchaser paid approximately $4,748,000 by assuming a mortgage note on the properties and paying $1,945,000 in cash at various dates. Of the total cash payments, approximately $1,515,000 was remitted to the Company and $430,000 was initially deposited in escrow to secure certain minimum rent guarantees made to the purchaser. During the six months ended June 30, 1999, the remaining balance of $230,639 was released from escrow and, accordingly, there were no remaining assets or liabilities attributable to discontinued real estate operations as of June 30, 1999.

Note 4 - Income taxes:

      As of June 30, 1999, the Company had net operating loss carryforwards of approximately $8,043,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2019. Due to changes in the ownership of the Company, the utilization of these loss carryforwards may be subject to substantial annual limitations.

      Deferred tax assets of approximately $2,734,000 and $2,346,000 attributable to the potential benefits from such net operating loss carryforwards as of June 30, 1999 and December 31, 1998, respectively, were offset by equivalent valuation allowances due to the uncertainties related to the extent and timing of the Company's future taxable income. There were no other material temporary differences as of these dates.

Note 5 - Short-term notes payable:

      Related parties:

            At June 30, 1999 and December 31, 1998, the Company had outstanding notes payable to related parties with a principal balance of $428,811 that are due on demand and bear interest at 10%. The notes are secured by 5,221 shares of Inoteb's common stock. The noteholders have the option to convert the notes at any time into a total of 500,000 shares of common stock of the Company (which is equivalent to a conversion rate of $.8576 per share). Interest on such borrowings totaled approximately $22,000 and $11,000 for the six and three month periods ended June 30, 1999 and 1998, respectively.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Short-term notes payable (concluded):

      Other:

            The Company sold six month, 12% notes (the "Regulation D notes") in the principal amount of $1,975,000 in 1994 and 1995 through an offering that was exempt pursuant to Regulation D of the Securities Act of 1933 of which notes in the principal amount of $25,000 were outstanding at June 30, 1999 (see Note 5 in the 10-KSB). Management anticipates that the Company will repay the remaining balance as soon as it can locate the remaining noteholder.

Note 6 - Long-term debt:

      Long-term debt at June 30, 1999 and December 31, 1998 consisted of the following:

                                                            June       December
                                                          30, 1999     31, 1998
                                                         ----------   ----------
      Term loans payable monthly in varying install-
         ments, including interest at rates ranging
         from 6.95% to 9.5%, through December
         2001 (A)                                        $  312,500   $  388,700
      Noninterest bearing advances initially scheduled
         to be paid in monthly installments through
         2002 (B)                                           357,900      429,700
      8% callable convertible promissory notes
         payable (C)                                      1,500,000    1,500,000
                                                         ----------   ----------
                                                          2,170,400    2,318,400
      Less current portion                                  226,550      226,260
                                                         ----------   ----------

      Long-term debt                                     $1,943,850   $2,092,140
                                                         ==========   ==========

      (A) The loans were secured by equipment with a net carrying value of approximately $30,000 at June 30, 1999.

      (B) The advances were made to Inoteb by an agency of the French government that finances or subsidizes certain research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, Inoteb will not have to pay some or all of the advances. The Company did not receive any material subsidies in the six months ended
            June 30, 1999 and 1998.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Long-term debt (concluded):

      (C) The 8% callable convertible promissory notes payable (the "8% Notes") are due on December 31, 2001 and convertible at any time at the holder's option at the rate of $3.50 per share (see Note 6 in the 10-KSB). Interest on the 8% Notes is payable annually, at the Company's option, either in cash or shares of the Company's common stock.

      Principal payment requirements on long-term obligations in each of the years subsequent to June 30, 1999 are as follows:

            Year Ending
              June 30,                     Amount
              --------                     ------

                2000                     $  226,550
                2001                        351,050
                2002                      1,592,800

      Management of the Company believes that the term loans, the noninterest bearing advances and the 8% Notes had carrying values that approximated their fair values as of June 30, 1999 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of that date.

Note 7 - Stock option plan:

      As further explained in Note 8 in the 10-KSB, on May 4, 1992, the Company adopted a stock option plan (the "Plan") pursuant to which options to purchase an aggregate of up to 2,000,000 shares of common stock may be issued. On October 1, 1998, the Company cancelled the options for the purchase of 1,958,334 shares of common stock then outstanding, which represented the total of all of the options that had been issued up to that date. As of June 30, 1999, there were no options outstanding under the Plan.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8 - Segment and geographic information:

      During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). Pursuant to the provisions of SFAS 131, the Company is reporting segment information in the same format reviewed by the Company's management (the "management approach"). The Company operates principally in one industry segment which includes the development, manufacture and sale of biomedical materials used in medical products. The Company conducts operations outside of the United States, principally in France.

      Information about the Company's operations in different geographic locations for the six months ended June 30, 1999 and 1998 is shown below:

                           United
                           States      France        Other      Consolidated
                         ---------    ---------    ----------   ------------

      1999

      Revenues:
         Sales                        $ 165,300                  $ 165,300
         Other income    $  21,764       32,029                     53,793
                         ---------    ---------                  ---------

                Totals   $  21,764    $ 197,329                  $ 219,093
                         =========    =========                  =========

      Net loss           $(386,639)   $(408,900)   $   (7,072)   $(802,611)
                         =========    =========    ==========    =========

      1998

      Revenues:
         Sales                        $ 234,000                  $ 234,000
         Other income    $     703          635                      1,338
                         ---------    ---------                  ---------

                Totals   $     703    $ 234,635                  $ 235,338
                         =========    =========                  =========

      Net loss           $(318,311)   $(276,200)   $  (19,598)   $(614,109)
                         =========    =========    ==========    =========

      The Company had total assets of $1,377,782 as of June 30, 1999, of which $824,741 and $553,041 represented the total assets of the Company's operations in the United States and France, respectively.

                                      * * *

                                     PART I

Item 1. Financial Statements. Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations

      The Company experienced a net loss of approximately $289,000 for the three months ended June 30, 1999 as compared to approximately $331,000 for the same period in 1998. The primary reason in the reduction of the net loss is the reduction in the research and development expenditures made by the Company's Inoteb subsidiary in the amount of approximately $67,000. This decrease was slightly offset by increases in other expenditures. The Company's net loss for the six months ended June 30, 1999 increased by approximately $189,000 to $803,000 from the net loss of approximately $614,000 for the comparable period ending June 30, 1998. The primary reason for this increase was: (1) a decrease in Inoteb's sales from approximately $234,000 to approximately $165,000; (2) approximately $56,000 of increased interest cost resulting from the Company's increased borrowings; and (3) approximately $67,000 of amortization on the goodwill which resulted from the Company increasing its ownership in Inoteb from 67% to 100% during December 1998.

      The above resulted in the Company incurring a net loss per common share for the three and six months ending June 30, 1999 of $.04 and $.08 per share as compared to a net loss of $.08 and $.04 per share for the comparable periods ending June 30, 1998.

      Financial Condition, Liquidity and Capital Resources.

      At June 30, 1999, the Company had a working capital deficiency of approximately $217,000 as compared to a working capital balance of approximately $649,000 at December 31, 1998. The decrease in working capital during the six months ended June 30, 1999 of approximately $866,000 was used to fund the company's loss for the period as well as repaying some long-term obligations. Total assets decreased by $952,063 from December 31, 1998 to June 30, 1999, primarily due to funding the Company's losses during Stub 1999. Cash decreased significantly, by $527,564 while total liabilities decreased slightly by $149,452.

      During the first quarter of 1999, the Company completed a private placement of $1,500,000 of units of its securities, each unit consisting of $25,000 of 8% callable convertible three year promissory notes of the Company due December 31,2001. As a result of the closing of such offering, Management believes that the Company has sufficient cash flow to sustain its activities through the end of fiscal 1999.

      The Company anticipates that it will need to raise at least an additional $750,000 together with the anticipated cash flow from the Company's operations to satisfy its cash requirements for at least twelve months. However, the Company's president has committed to fund $500,000 and if needed will arrange the funding of the balance of the Company's cash requirements for the next twelve months. In the event the Company's plans change (due to unanticipated expenses or difficulties or otherwise), or the projected cash flow otherwise proves insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. Although the Company is currently in the process of negotiating additional financing, it has no current arrangements with respect to, or resources of additional financing. Accordingly, there can be no assurances that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all which could have a material adverse effect on the Company's long-term viability.

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

                                        BIOCORAL, INC.


Date: August 16, 1999                   /s/ Nasser Nassiri
                                        ----------------------------------------
                                        Nasser Nassiri, Chairman