Form 10QSB
period 1999-09-30
BIOCORAL INC
filed 1999-11-12
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 1999

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

              38 rue Anatole France, Levallois Perret Cedex, France
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of September 30, 1999 was 7,924,149.

                                     PART I

Item 1. Financial Statements. Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations

      The Company experienced a net loss of approximately $215,000 for the three months ended September 30, 1999 as compared to approximately $318,000 for the same period in 1998. The primary reason in the reduction of the net loss is the reduction in the research and development expenditures made by the Company's Inoteb subsidiary in the amount of approximately $108,000. This decrease was slightly offset by increases in other expenditures. The Company's net loss for the nine months ended September 30, 1999 increased by approximately $86,000 to $1,018,000 from the net loss of approximately $932,000 for the comparable period ending September 30, 1998. The primary reason for this increase was: (1) approximately $96,000 of increased interest cost resulting from the Company's increased borrowings; (2) approximately $99,000 of amortization on the goodwill which resulted from the Company increasing its ownership in Inoteb from 67% to 100% during December 1998 ; and (3) an increase in miscellaneous operating expenses.

      The above resulted in the Company incurring a net loss per common share for the three and nine months ending September 30, 1999 of $.03 and $.13 per share as compared to a net loss of $.04 and $.12 per share for the comparable periods ending September 30, 1998.

      Financial Condition, Liquidity and Capital Resources.

      At September 30, 1999, the Company had a working capital deficiency of approximately $376,000 as compared to a working capital balance of approximately $649,000 at December 31, 1998. The decrease in working capital during the nine months ended September 30, 1999 of approximately $1,025,000 was used to fund the company's loss for the period as well as repaying some long-term obligations. Total assets decreased by approximately $1,166,000 from December 31, 1998 to September 30, 1999, primarily due to funding the Company's losses during such period. Cash decreased significantly, by approximately $716,000 while total liabilities decreased slightly by approximately $148,000.

      During the first quarter of 1999, the Company completed a private placement of $1,500,000 of units of its securities, each unit consisting of $25,000 of 8% callable convertible three year promissory notes of the Company due December 31, 2001. As a result of the closing of such offering, Management believes that the Company has sufficient cash flow to sustain its activities through the end of fiscal 1999.

      The Company anticipates that it will need to raise at least an additional $650,000 together with the anticipated cash flow from the Company's operations to satisfy its cash requirements through the end of calendar 2000. However, the Company's chairman has committed to fund up to $500,000 and, if needed, will arrange the funding of the balance of the Company's cash requirements through the end of calendar 2000. In the event the Company's plans change (due to unanticipated expenses or difficulties or otherwise), or the projected cash flow otherwise proves insufficient to fund operations, the Company could be required to seek additional financing sooner than currently anticipated. Although the Company is currently in the process of negotiating additional financing, it has no current arrangements with respect to, or resources of such additional financing.

      Current Plans of Registrant

      The Company's focus during the past few years has been primarily on research and development of Inoteb's products, primarily on the autologous glue and on osteoporosis applications for its coralline implant products. Inoteb has been selling its products, principally within the European Community, for several years, but does not yet have approval for the sale of its products in the United States, a significant market. Moreover, sales of Inoteb's products at present levels are not sufficient to fund the Company's operations. Management believes that the US market, together with other as-yet-unserviced markets, presents a significant opportunity for the Company's growth. Management is aware of a company in the US which is selling in the US its own coral-based products for use in human bone regeneration which has FDA approval for its products and is substantially better capitalized than the Company; however, management believes that the Company's products are superior to such competitor's products. The Company has made arrangements for the commencement of clinical trials for its products with a view toward FDA approval thereof . In the interim, the Company will focus on increasing its European and other sales of its products, entering into joint ventures with key strategic partners for distribution of its products, research and development and the like. No assurance can be had that any such arrangements will be reached or that they will be profitable.

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

                                       BIOCORAL, INC.


Date: November 11, 1999                /s/ Nasser Nassiri
                                       -----------------------------
                                       Nasser Nassiri, Chairman

                         BIOCORAL, INC. AND SUBSIDIARIES

                               INDEX TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

CONSOLIDATED BALANCE SHEETS
     SEPTEMBER 30, 1999 AND DECEMBER 31, 1998                             F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
     NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998              F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
     NINE MONTHS ENDED SEPTEMBER 30, 1999                                 F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS
     NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998                        F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-6/11

                                      * * *

                         BIOCORAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                                       September          December
                                ASSETS                                  30, 1999          31, 1998
                                                                     ------------       ------------
                                                                      (Unaudited)       (See Note 1)
Current assets:
    Cash                                                             $    628,771       $  1,344,608
    Accounts receivable, net of allowance for doubtful accounts
        of $179,400 and $262,100                                           98,600             96,500
    Inventories                                                           189,600            197,500
    Net assets of discontinued operations                                                    230,639
    Other current assets                                                   13,100            101,900
                                                                     ------------       ------------
           Total current assets                                           930,071          1,971,147
Property and equipment, net of accumulated depreciation of
    $261,130 and $230,030                                                  23,942             47,837
Goodwill, net of accumulated amortization of $99,396 in 1999               44,175            143,571
Other assets                                                              165,789            167,290
                                                                     ------------       ------------

           Totals                                                    $  1,163,977       $  2,329,845
                                                                     ============       ============

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Current portion of long-term debt                                $    193,950       $    226,260
    Notes payable:
        Related parties                                                   428,811            428,811
        Other                                                              25,000             25,000
    Accounts payable and accrued liabilities                              657,843            642,417
                                                                     ------------       ------------
           Total current liabilities                                    1,305,604          1,322,488
Long-term debt, net of current portion                                  1,960,750          2,092,140
                                                                     ------------       ------------
           Total liabilities                                            3,266,354          3,414,628
                                                                     ------------       ------------

Commitments and contingencies

Stockholders' deficiency:
    Preferred stock, par value $.001 per share; 1,000,000
        shares authorized; none issued                                         --                 --
    Common stock, par value $.001 per share; 20,000,000
        shares authorized; 7,924,149 issued and outstanding                 7,924              7,924
    Additional paid-in capital                                         12,400,666         12,400,666
    Accumulated deficit                                               (14,510,967)       (13,493,373)
                                                                     ------------       ------------
           Total stockholders' deficiency                              (2,102,377)        (1,084,783)
                                                                     ------------       ------------

           Totals                                                    $  1,163,977       $  2,329,845
                                                                     ============       ============

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                   Nine Months                        Three Months
                                               Ended September 30,                  Ended September 30,
                                          -----------------------------       -----------------------------
                                              1999              1998              1999              1998
                                          -----------       -----------       -----------       -----------
Revenues:
    Sales                                 $   270,600       $   332,700       $   105,300       $    98,700
    Other income                               56,393             1,782             2,600               444
                                          -----------       -----------       -----------       -----------
           Totals                             326,993           334,482           107,900            99,144
                                          -----------       -----------       -----------       -----------

Operating expenses:
    Cost of sales                              54,400           107,200            11,000            35,100
    Research and development                  281,063           370,233            20,200           128,394
    Interest                                  160,218            64,641            61,370            22,413
    Depreciation of property and
        equipment                              31,100            45,800             7,200            18,000
    Amortization of other assets               99,396                              33,132
    Amortization of unearned compen-
        sation                                                   85,312                              28,437
    Consulting and professional fees          207,024           307,701            62,639           101,395
    Other operating expenses                  511,386           285,292           127,342            82,993
                                          -----------       -----------       -----------       -----------
           Totals                           1,344,587         1,266,179           322,883           416,732
                                          -----------       -----------       -----------       -----------

Net loss                                  $(1,017,594)      $  (931,697)      $  (214,983)      $  (317,588)
                                          ===========       ===========       ===========       ===========

Basic net loss per common share           $      (.13)      $      (.12)      $      (.03)      $      (.04)
                                          ===========       ===========       ===========       ===========

Basic weighted average common
    shares outstanding                      7,924,149         7,750,872         7,924,149         7,856,436
                                          ===========       ===========       ===========       ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)

                                            Preferred Stock          Common Stock
                                        -----------------------   ------------------
                                          Number                    Number             Additional                       Total
                                            of                        of                 Paid-in      Accumulated    Stockholders'
                                          Shares       Amount       Shares    Amount     Capital        Deficit       Deficiency
                                        ----------   ----------   ---------   ------   -----------   ------------    -----------
Balance, January 1, 1999                        --   $       --   7,924,149   $7,924   $12,400,666   $(13,493,373)   $(1,084,783)

Net loss                                                                                               (1,017,594)    (1,017,594)
                                        ----------   ----------   ---------   ------   -----------   ------------    -----------
Balance, September 30,
     1999                                       --   $       --   7,924,149   $7,924   $12,400,666   $(14,510,967)   $(2,102,377)
                                        ==========   ==========   =========   ======   ===========   ============    ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                         1999          1998
                                                                     -----------    ---------
Operating activities:
    Net loss                                                         $(1,017,594)   $(931,697)
    Adjustments to reconcile net loss to net cash used
        in operating activities:
        Depreciation of property and equipment                            31,100       45,800
        Gain on disposal of property and equipment                                     (8,702)
        Amortization of other assets                                      99,396
        Amortization of unearned compensation                                          85,312
        Changes in operating assets and liabilities:
           Accounts receivable                                            (2,100)      13,100
           Inventories                                                     7,900       (5,800)
           Other current assets                                           88,800      (35,300)
           Other assets                                                    1,501       (6,119)
           Accounts payable and accrued liabilities                       15,426      135,815
                                                                     -----------    ---------
               Net cash used in operating activities                    (775,571)    (707,591)
                                                                     -----------    ---------
Investing activities:
    Capital expenditures                                                  (7,205)      (2,400)
    Net proceeds from disposal of discontinued real estate
        operations                                                       230,639      199,361
                                                                     -----------    ---------
               Net cash provided by investing activities                 223,434      196,961
                                                                     -----------    ---------
Financing activities:
    Proceeds from long-term obligations, net of amounts held
        in escrow                                                                     382,227
    Principal payments on long-term obligations                         (163,700)     (70,800)
                                                                     -----------    ---------
               Net cash provided by (used in) financing activities      (163,700)     311,427
                                                                     -----------    ---------

Net decrease in cash                                                    (715,837)    (199,203)
Cash, beginning of period                                              1,344,608      506,930
                                                                     -----------    ---------

Cash, end of period                                                  $   628,771    $ 307,727
                                                                     ===========    =========

Supplemental disclosure of cash flow data:
    Interest paid                                                    $    88,014    $  20,688
                                                                     ===========    =========

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

            As of September 30, 1999, substantially all of the Company's continuing operations were biomaterials operations conducted through Inoteb. Such operations consist primarily of developing, manufacturing and marketing bone substitute materials made from coral and other orthopedic, oral and maxillo-facial products, including products marketed under the trade name of BioCoral. The Company has not received the regulatory approvals needed to market its products in the United States. Obtaining such approvals could take a long time and involve substantial expenditures.

            As further explained in Note 2 in the 10-KSB, the cost of the increase in the Company's interest in Inoteb's outstanding capital stock from 67% to 100% in December 1998 was $143,571 which was allocated to goodwill. Based on the uncertainties related to its ability to generate profits in the future from the Inoteb technology, the goodwill associated with the purchase of the additional interest will be written off over thirteen months (the shortest period allowable under generally accepted accounting principles). Amortization of goodwill totaled $99,396 and $33,132 in the nine and three months ended September 30, 1999, respectively.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Business and basis of presentation (concluded):

      Basis of presentation:

            In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 1999, its results of operations for the nine and three months ended September 30, 1999 and 1998, its changes in stockholders' equity for the nine months ended September 30, 1999 and its cash flows for the nine months ended September 30, 1999 and 1998. Information included in the consolidated balance sheet as of December 31, 1998 has been derived from the audited balance sheet in the 10-KSB. Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-KSB.

Note 2 - Loss per common share:

            Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which requires the presentation of "basic" and "diluted" earnings (loss) per common share, as further explained in
            Note 1 in the 10-KSB.

            Since the Company had losses for the nine and three months ended September 30, 1999 and 1998, the assumed effects of the exercise of outstanding stock options and conversion of notes payable were anti-dilutive and, accordingly, diluted per share amounts have not been presented in the accompanying consolidated statements of operations.

Note 3 - Sale of discontinued real estate operations:

            As further explained in Note 2 in the 10-KSB, in October 1996, the Company decided to discontinue its real estate operations and entered into an agreement to sell the commercial real estate owned by Cabestan for total consideration of approximately $6,800,000 before costs directly related to the sale. The sale was consummated on February 18, 1997. During the period from February 18, 1997 to December 31, 1997, the purchaser paid approximately $4,748,000 by assuming a mortgage note on the properties and paying $1,945,000 in cash at various dates. Of the total cash payments, approximately $1,515,000 was remitted to the Company and $430,000 was initially deposited in escrow to secure certain minimum rent guarantees made to the purchaser. During the nine months ended September 30, 1999, the remaining balance of $230,639 was released from escrow and, accordingly, there were no remaining assets or liabilities attributable to discontinued real estate operations as of September 30, 1999.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Income taxes:

            As of September 30, 1999, the Company had net operating loss carryforwards of approximately $8,220,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2019. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,794,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of September 30, 1999.

            The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 1998. As a result of the increases in the valuation allowance of $448,000 and $317,000 during the nine months ended September 30, 1999 and 1998, respectively, no credits for income taxes are included in the accompanying consolidated statements of operations.

Note 5 - Short-term notes payable:

      Related parties:

            At September 30, 1999 and December 31, 1998, the Company had outstanding notes payable to related parties with a principal balance of $428,811 that are due on demand and bear interest at 10%. The notes are secured by 5,221 shares of Inoteb's common stock. The noteholders have the option to convert the notes at any time into a total of 500,000 shares of common stock of the Company (which is equivalent to a conversion rate of $.8576 per share). Interest on such borrowings totaled approximately $33,000 and $11,000 for the nine and three month periods ended September 30, 1999 and 1998, respectively.

      Other:

            The Company sold six month, 12% notes (the "Regulation D notes") in the principal amount of $1,975,000 in 1994 and 1995 through an offering that was exempt pursuant to Regulation D of the Securities Act of 1933 of which notes in the principal amount of $25,000 were outstanding at September 30, 1999 (see Note 5 in the 10-KSB). Management anticipates that the Company will repay the remaining balance as soon as it can locate the remaining noteholder.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Long-term debt:

            Long-term debt at September 30, 1999 and December 31, 1998 consisted of the following:

                                                       September      December
                                                       30, 1999       31, 1998
                                                      ----------     ----------

            Term loans payable monthly in varying
               installments, including interest
               at rates ranging from 7.75% to 9.5%,
               through December 2001 (A)              $  329,000     $  388,700
            Noninterest bearing advances initially
               scheduled to be paid in monthly
               installments through 2002 (B)             325,700        429,700
            8% callable convertible promissory
               notes payable (C)                       1,500,000      1,500,000
                                                      ----------     ----------
                                                       2,154,700      2,318,400
            Less current portion                         193,950        226,260
                                                      ----------     ----------

            Long-term debt                            $1,960,750     $2,092,140
                                                      ==========     ==========

            (A) The loans were secured by equipment with a net carrying value of approximately $24,000 at September 30, 1999.

            (B) The advances were made to Inoteb by an agency of the French government that finances or subsidizes certain research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, Inoteb will not have to pay some or all of the advances. The Company did not receive any material subsidies in the nine months ended September 30, 1999 and 1998.

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Long-term debt (concluded):

            Principal payment requirements on long-term obligations in each of the years subsequent to September 30, 1999 are as follows:

             Year Ending
            September 30,                                          Amount
            -------------                                        ----------

                2000                                             $  193,950
                2001                                                367,950
                2002                                              1,592,800

            Management of the Company believes that the term loans, the noninterest bearing advances and the 8% Notes had carrying values that approximated their fair values as of September 30, 1999 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of that date.

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8 - Segment and geographic information (concluded):

            Information about the Company's operations in different geographic locations for the nine months ended September 30, 1999 and 1998 is shown below:

                                United
                                States       France       Other    Consolidated
                              ---------    ---------    --------   ------------

            1999

            Revenues:
               Sales                       $ 270,600               $    270,600
               Other income   $  21,764       34,629                     56,393
                              ---------    ---------               ------------

                      Totals  $  21,764    $ 305,229               $    326,993
                              =========    =========               ============

            Net loss          $(549,422)   $(461,100)   $ (7,072)  $ (1,017,594)
                              =========    =========    ========   ============

            1998

            Revenues:
               Sales                       $ 332,700               $    332,700
               Other income   $     703        1,079                      1,782
                              ---------    ---------               ------------

                      Totals  $     703    $ 333,779               $    334,482
                              =========    =========               ============

            Net loss          $(456,685)   $(444,900)   $(30,112)  $   (931,697)
                              =========    =========    ========   ============

            The Company had total assets of $1,163,977 as of September 30, 1999, of which $691,536 and $472,441 represented the total assets of the Company's operations in the United States and France, respectively.


                                      * * *