Form 10KSB
period 1999-12-31
BIOCORAL INC
filed 2000-04-14
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1999 Commission file number 0-23512

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

                               Title of each class
                               -------------------

                          Common Stock. $.001 Par Value

      Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes |_| No |X|

      Issuer's revenues from continuing operations for its most recent fiscal year were $433,207.

      The aggregate market value of the voting stock held by non-affiliates of the Issuer, as of March 31, 2000, on a pro forma basis, was approximately $6,347,635.

      The Issuer had 19,235,260 shares of common stock outstanding (pro forma) as of December 31, 1999.

Documents Incorporated by Reference - See Exhibit Index

PART I
Item 1. Description of Business

Background

      BioCoral, Inc., a Delaware corporation (the "Company") is an international biomaterials company specializing in research and development in the areas of health care high technology and biomaterials. Via its subsidiaries, the Company researches, develops, manufactures and markets bone graft substitute and other high tech biomaterials in a number of countries outside the United States. The Company has developed what management believes is the world's first fully autologous biological surgical glue. In 1993, the Company's scientists began working on the development of a biological surgical glue that utilizes the patient's own blood, thereby eliminating the risk of viral transmission. This surgical glue has passed clinical trials in France, was approved by appropriate French authorities (AFSSAPS and FFS, the French functional equivalent of the Food and Drug Administration, is awaiting EC certification and will be ready for market in Europe. The Company has recently begun Phase III multi-center clinical trials of its product for the treatment of bone fractures due to osteoporosis and is working on its prevention. The Company's chief product, BioCoral, derived from natural coral using proprietary manufacturing processes, has certain characteristics (chemical composition, porosity, etc.) similar to human bone that facilitates its replacement of bone and concomitant bone strengthening. Prior to 1995, the Company derived substantially all its revenue from other unrelated businesses. Through the end of 1999, the Company had not yet realized significant revenues from the sale of its products. The Company has not yet begun to seek FDA approval for sale of its products in the United States, although Canadian approval of certain products has been obtained.

      The Company entered the biomaterials field in 1995 by agreeing to acquire Inoteb, SA, a French corporation ("Inoteb") from 10 individuals, all French nationals. Among other things, Inoteb owns certain patent rights to BioCoral's products. The shares and bonds of Inoteb acquired in 1995 represented, at such time, 51.5% of the capital share of Inoteb and 86.67% of the convertible bonds thereof. In December 1998, the Company increased its ownership percentage in Inoteb to 100% by purchasing new shares of Inoteb directly from Inoteb in a new offering of its capital and the Company acquired the remaining 16% of Inoteb via Jean Darondel, then (but not currently) a director of the Company. Accordingly, since December 1998, the Company owns 100% of Inoteb.

      The executive offices of the Company are located at 38 rue Anatole France, Levallois Perret Cedex, France consisting of approximately 2000 square feet of office space.

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

      According to Inoteb, BioCoral has been used in over 180,000 patients, principally in Western Europe and Korea. BioCoral was originally patented in France in 1979, in the United States in 1982, and in Japan in 1989. Inoteb acquired the patent rights to BioCoral from ANVAR/CNRS, the French National Center for Scientific Research, a French governmental agency. In the interim, Inoteb has developed an additional 9 patents for various applications and uses of its products, such as osteoporosis remediation, autologous glue, combination with growth factor, etc.

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

Osteoporosis

      Osteoporosis is a progressive bone disorder in which bone density decreases, combined with increased bone brittleness and porosity, which primarily affects post-menopausal women. The number of women suffering from osteoporosis has grown significantly with the aging of Western populations. The clinical trials Inoteb has run over the past 8 years have demonstrated the feasibility of this treatment to reduce the consequences of fractures caused by osteoporosis and to avoid the occurrence of fracture as well. Inoteb is developing several variants of its BioCoral technology aimed at osteoporosis treatment. BioCoral offers a superior method of preventing and repair of bone fractures due to osteoporosis. It has the ability to help the skeletal system, reinforcing it where it is weak and fragile. BioCoral can serve both to heal bones that are already fractured and to prevent bone fractures from occurring.

      Phase II clinical trials in Europe demonstrated the efficacy of BioCoral for local osteoporosis treatment in rebuilding bone, particularly in combination with osteodensimatic screening. Phase III clinical trials in Europe have begun at 9 clinics. The Company intends to raise additional capital to fund continued Phase III clinical trials, which will be a prerequisite to human use in the United States and Canada.

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

Surgical glue represents a fast growing segment of the biotech industry. Clinical trials have been done especially for skin replacement and skin grafts eliminating the need for protein based skin grafts.

      Inoteb has completed clinical trials in France of the surgical glue and expects to have the product ready for distribution in France later in 2000. Management believes that the world market segment for the surgical glue is in excess of $600 million.

Composite BioCoral and Growth Factor

      For more than 10 years, studies have been undertaken to demonstrate that it is possible to accelate the bone repair process by combining growth factors with a support matrix such as Biocoral. Some scientific research has shown that Biocoral, as biomaterial, represents a useful support for growth factors. European clinical trials conducted over the past 2 years have had positive results confirming the acceleration of the bone repairprocess as aforesaid.

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

      Manufacturing of BioCoral is conducted at Inoteb's facility in Saint Gonnery, France. This facility, which covers approximately 350 square meters (3150 square feet), has been ISO 9002 rated since August 1995. On October 25, 1996, Inoteb was granted, in addition to the ISO 9002 certification, European Norms 46002 certification for the quality assurance system set up in the manufacturing process of BioCoral and, on December 30, 1996, Inoteb was granted the EC certificate allowing sales of BioCoral throughout the European Community. The Company is audited three times a year to maintain such certifications, once by AFAQ for the ISO 9002 and by GMED for the EN 46002. The Company believes this facility is adequate to service the Company's present and medium-term-future needs.

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

      The Company believes that BioCoral provides an attractive alternative to autograft and allograft bone graft materials. In an autograft procedure, bone material is first harvested from another part of the patient's skeleton and then, in a second procedure, grafted to the site of the bone deficit. The harvesting procedure increases operating time and expense, and can lead to complications such as infection, excessive blood loss, chronic pain and deformity. When an autograft is not feasible or desirable, allograft bone, typically obtained from a cadaver, can be used. In order to maintain mechanical and biological properties, some allograft bone is not sufficiently secure to avoid all risks of disease transmission. Therefore, unlike BioCoral, which is a sterile and biocompatible material, allograft bone carries the risks of implant rejection and the transmission of infectious agents such as hepatitis and HIV. The use of BioCoral entails none of these risks and provides clinical results comparable to those of autograft material in suitable condition for use.

      In May 1993, a second bone graft substitute was approved by the FDA. This product consists of hydroxyapatite-calcium phosphate and bovine collagen, which must be mixed with the patient's own bone marrow. The company believes that this three-part system is more difficult to use due to the mixing process and has inferior mechanical qualities. It also requires refrigeration, has a shorter shelf life and raises the risks of adverse reaction in patients allergic to bovine collagen, those are also risks to provide infection. In addition, many countries have prohibited the commercialization of product utilizing bovine collagen as a base.

      The Company has been able to compete in Europe with other products which also sell their products in the United States. Despite their significantly greater resources, management believes that it will, once its products have been approved by the FDA, be able to be competitive with such companies because of the quality of its products. The presence of these competitors' products in the US market actually may benefit the Company by enabling it to seek foreshortened FDA approval of its products. See "Business - Government Regulation".

      BioCoral has been used in European dental applications for more than 15 years. This use, together with the scientific results of its in vivo use and clinical trials have demonstrated the efficacy of using BioCoral for bone regeneration in dental applications. The Company competes with many businesses in the production and distribution of biomaterials for filling bone cavities before rehabilitation of partially and totally edentulous patients. These businesses compete primarily on the basis of product performance and price, as well as customer loyalty and service. BioCoral also competes with bone grafts and bone graft substitutes. Companies selling competitive products sometimes also sell dental implants, so bundling these products is often a strategy. All of these businesses compete primarily on the basis of product performance and price, as well as on customer loyalty and service.

      Management believes that the Company's products are superior to its competitors' products. The Company has begun to make arrangements for the commencement of clinical trials for certain of its products with a long term/ medium term view toward FDA approval thereof . In the interim, the Company will focus on increasing its European and other sales of its products, entering into joint ventures with key strategic partners for distribution of its products, research and development and the like. No assurance can be had that any such arrangements will be reached or that they will be profitable.

Governmental Regulation

      BioCoral has been approved for marketing in more than 15 countries in Europe, Korea, South Africa, Canada and Australia. BioCoral has been approved for reimbursement by the Tarif Interministeriel des Prestations Sanitaires, the French national health services agency.

      The Company's products are subject to significant government regulation in the United States and other countries. To test clinically, and to produce and mass market products for human diagnostic and therapeutic use in the United States, the Company must comply with mandatory procedures and safety standards established by the Food and Drug Administration ("FDA") and comparable state and foreign regulatory agencies. Typically, such standards require that products be approved by the government agency as safe and effective for their intended use before being marketed for human applications. Obtaining such approvals in the US could take a long time and involve substantial expenditures. No clinical testing on humans may be undertaken in the United States without first obtaining an Investigational Device Exemption ("IDE") from the FDA.

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

Employees

      The Company, except for its wholly-owned subsidiary Inoteb, currently has no employees other than its officers and directors who devote as much time as they believe necessary to carry out the affairs of the Company. Inoteb currently has 11 employees, 10 of whom are full time and one of whom is part time. In addition, the Company engages the services of various scientific and research consulting teams under consulting contracts, working on research and development projects in different laboratories and hospitals in France and other countries.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      At December 31, 1999 there were 9,235,260 shares of the Company's Common Stock issued and outstanding on a pro forma basis. A significant portion of the outstanding shares of the Company are subject to resale restrictions and, unless registered under the Securities Act of 1933 (the "Act"), or exempted under another provision of the Act, are ineligible for sale in the public market. Sales of substantial amounts of the Common Stock of the Company which are presently restricted in the public market could adversely affect prevailing market prices.

      The following table sets forth information regarding the high and low price for the Company's common stock as reported on the Electronic Bulletin Board. Such prices do not necessarily reflect actual transactions and do not include retail mark-up, mark-down or commissions. The prices set forth below are per share.

--------------------------------------------------------------------------------
Quarter                         High                       Low
--------------------------------------------------------------------------------
March 31, 1999                   $1.12                      $1.00
--------------------------------------------------------------------------------
June 30, 1999                    $1.00                      $0.56
--------------------------------------------------------------------------------
September 30,                    $0.56                      $0.18
1999
--------------------------------------------------------------------------------
December 31,                     $0.42                     $0.045
1999
--------------------------------------------------------------------------------

Holders

      As of December 31, 1999 there were approximately 100 holders of record of the shares of the Company's common stock.

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

Results of Operations

      Total revenues from operations for the year ended December 31, 1999 ("FY 1999") were $433,207 as opposed to $405,900 for the year ended December 31, 1998 ("FY 1998"), due principally to a slight increase in net sales in the company's Inoteb subsidiary. The net loss for FY 1999 increased slightly from $1,197,380 in FY 1998 to $1,216,421 in FY 1999. Operating expenses were relatively stable on a comparative basis, except that consulting and professional fees were reduced by $100,488, while miscellaneous operating expenses increased by $49,874. The loss per share remained constant at $0.15. Interest expense increased from $89,379 in FY 1998 to $194,520 in FY 1999 due to the higher level of long-term debt outstanding. The increase in amortization expense from $85,312 in FY 1998 to $132,538 in FY 1999 was due to the amortization of goodwill in connection with the increase in the Company's ownership interest in Inoteb to 100% in FY 1998.

Financial Condition, Liquidity and Capital Resources

      The Company's liquidity was significantly better at December 31, 1998 as opposed to December 31, 1999, but such situation was remediated during the first quarter of 2000 due to the sale of certain shares and investor notes. The Company's cash position decreased from $1,344,608 at December 31, 1998 to $441,838 at December 31, 1999 primarily as the result of the use of cash to fund operations. Through March 31, 2000, the Company received an infusion of approximately $2,000,000 in connection with the sale of certain shares and investor notes (the sale of shares is reflected on the Company's balance sheet as a subscription receivable at December 31, 1999). In addition, the Company recently issued, in connection with a subscription from December 1999, an aggregate of 11,111,111 shares of its common stock. The Company's balance sheet was improved by the conversion of a $700,000 note payable into 200,000 shares of the Company's common stock during the fourth quarter of 1999. Management believes that it has sufficient resources to fund the Company's operations through December 31, 2000. The Company has, however, significant cash needs on an ongoing basis during the short and medium term, resulting primarily from the Company's ordinary operating expenses and for research and development.

      On January 1, 2000, the Company commenced a private offering ("Offering") of units of 6% convertible promissory notes due December 31, 2002 ("Notes"). The Notes are convertible at any time at the option of the note holder into shares of the Company's common stock at a rate of $0.045 per share. Interest on the Notes is payable annually, at the Company's option, either in cash or in shares of the Company's common stock. The Company offered a minimum of 15 units (each of $100,000 principal amount of the Notes), for an aggregate minimum of $1,500,000 and a maximum of 30 units for an aggregate principal balance of $3,000,000. As of March 31, 2000, the Company had sold 15 Notes, completing the minimum requirements of the Offering.

Current Plans of the Company

      As disclosed above, the Company obtained approval of AFSSAPS and FFS, the French functional equivalent of the FDA, for the commercialization of its autologous surgical glue. Because of its nature (involving blood products), the product is severely restricted in France. Due to the success of its European-based clinical trials, the Company believes that it will obtain EC label approval of the glue in the latter half of 2000 and will then begin marketing same in Europe. In addition, the Company plans to establish a subsidiary in Canada and has established authorizations necessary for the sale of BioCoral in Canada, and is seeking authorization for the sale in Canada of its other products as well.

      The Company intends to focus on the marketing and development of its BioCoral and related products. To obtain approval for the sale of such products in the United States will require a significant expenditure of capital over a long period of time. The Company anticipates realizing some revenues from the sale of BioCoral and related products in 2000 although they are not expected to be sufficient to maintain the Company's operations. As mentioned above, the Company is also actively seeking a significant investor/joint venturer to assist in the funding of its operations in North America.

      The Company has not experienced and does not foresee experiencing any operational difficulties relating to the Y2K issue.

      The Company has not been significantly affected by inflation during the past fiscal year.

Special Note Regarding Forward-Looking Statements

Statements contained in various portions of this Annual Report on Form 10-KSB (including, without limitation, this Item 6 and Item 1) regarding, among other things, the dates upon which the Company anticipates commencing clinical trials for certain of its products or receiving certain revenues or proceeds constitute forward-looking statements under the Federal securities laws. Such statements are subject to certain risks and uncertainties that could cause the actual timing of such revenues, clinical trials or other events to differ materially from those projected. With respect to such dates, the Company's management has made certain assumptions regarding, among other things, timeliness in payment by the parties with which it deals, the successful and timely completion of pre-clinical tests, obtaining certain approvals of the clinical trials from the FDA, the availability of adequate clinical supplies, the absence of delays in patient enrollment and the availability of adequate capital resources necessary to complete the clinical trials. The Company's ability to commence clinical trials on the dates anticipated is subject to certain risks and the Company's ability to recognize revenue is subject to both ordinary and extraordinary business risks. Undue reliance should not be placed on the dates on which the Company anticipates recognizing revenues or commencing clinical trials. These estimates are based upon the current expectations of Company's management, which may change in the future due to a large number of potential events, including unanticipated future developments.

Item 7. Financial Statements.

      Attached.

Item 8. Changes In and Disagreement with Accountants on Accounting and Financial
        Disclosure:

      None.

PART III

Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

      The following is certain information with respect to directors, executive officers and key employees of the Company as of March 31, 2000:

      Nasser Nassiri, Age 36, Chairman of the Board, President and a Director Yuhko Grossmann, Age 35, Secretary, Treasurer and a Director

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

      Yuhko Grossmann is Secretary, Treasurer and a director of the Company. Ms. Grossmann is currently a director of Ono Trading Company of Canada Ltd., a large wholesale company dealing in industrial safety equipment, and a director of Ono Import Export Company Ltd., an international trading company. Previously, Ms. Grossmann spent over ten years working with the largest retail pharmaceutical chain in Canada, where her responsibilities included the restructuring and implementation of new management and information systems following corporate buy-outs. Ms. Grossmann holds degrees from Simon Fraser University in Modern European History, Political Science and Physics.

      BioCoral also has a Scientific Advisory Board to aid it in the strategic development of its products. Its members include Dr. Jean Louis Patat, Dr. Jean Darondel, Dr. Alberto Jussman, Dr. Jean - Pierre Ouhayoun and Dr. Rosy Eloy. Dr. Patat, a former President Director General of Inoteb, is a member of the European Society of Biomaterials and La Societe de Medicine de Paris. Dr. Patat has been involved with the development of BioCoral since 1979 focusing on its osteoporosis applications since 1991. Dr. Alberto Jussman is a specialist in post-menopausal medicine and the prevention of osteoporosis and is a consultant to the Laboratoires pour la Pharmacie et les Devices Medical and teaches at the CHU Bichat - Claude Bernard in Paris. Dr. Ouhayoun is doctor of dental surgery and Professor and Chairman of the Department of Periodontology at the University of Paris 7 School of Dentistry. He is also chief of the dental clinic at Garanciere Hotel Dieu, and is in charge of the research unit at the Orthopedic Research Laboratory in Paris specializing in bone regeneration. Dr. Rosy Eloy, former Vice President of the Administrative Council of INSERM, is Director of Biomatech, a French company that tests and evaluates biomaterials and pharmaceutical products.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of stock ownership and reports of changes in stock ownership. Due to administrative oversight, Ms. Grossmann is late in reporting her initial statement of beneficial ownership.

Item 10. Executive Compensation

      Directors do not receive compensation for their duties as directors.

      On September 1, 1997, the Company entered into a Consulting Agreement with Nasser Nassiri, its Chairman, pursuant to which Mr. Nassiri serves as Chairman of the Company. The Agreement, which is for a three year term, provides for base compensation of $150,000 per annum, reimbursement of certain expenses and for a payment of two years' compensation thereunder in the event of a change in control of the Company. Due to the Company's financial condition, through December 31, 1999, Mr. Nassiri had taken no cash compensation pursuant to his Consulting Agreement.

      During 1999, the Company reimbursed all directors (collectively) the aggregate sum of $34,300. In addition, there is no prohibition on advances being made by the Company to its officers and directors although no such advances have been made to date. Management is not currently aware of any circumstances under which it would institute a policy of prohibiting advances from being made to its officers and directors. The stockholders of the Company will not have the opportunity to vote on or approve such compensation. There is no maximum dollar amount of compensation that may be paid to management.

      On November 15, 1999, the Company granted to each of Nasser Nassiri, its Chairman and a director, and Ramine Almassi and Jean Darondel, each then (but not now) directors of the Company options to purchase up to 100,000 shares of the Company's common stock at an exercise price of $ 0.20 per share. The consideration for the grant of such options was nominal. The option was exercisable at any time during the five year period following its grant. The option exercise price was in excess of the market price of the shares of the Company's common stock on the date of grant.

On December 30, 1999, the Company granted to each of Nasser Nassiri, its Chairman and a director, and Yuhko Grossmann, Secretary/ Treasurer and a director of the Company options to purchase up to 250,000 shares of the Company's common stock at an exercise price of $ 0.08 per share. The consideration for the grant of such options was nominal. The option was exercisable at any time during the five year period following its grant. The option exercise price was in excess of the market price of the shares of the Company's common stock on the date of grant.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth, as of December 31, 1999, information relating to the beneficial ownership of the Company's Common Stock by those persons beneficially holding more than 5% of the Company's Common Stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group. Unless otherwise indicated, the address for each person listed below is in care of the Company.

--------------------------------------------------------------------------------
Name and Address                  Amount and Nature of          Percent of Class
                                  Beneficial Ownership
--------------------------------------------------------------------------------

Yuhko Grossmann                         250,000*                     1.3%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Nasser Nassiri                          350,000 **                   1.7%
--------------------------------------------------------------------------------
All Officers/Directors as a             600,000                        3%
Group (2 persons)
--------------------------------------------------------------------------------

* Includes 250,000 currently exercisable stock options.

** Includes 350,000 currently exercisable stock options.

Item 12. Certain Relationships And Related Transactions. -

      During 1999, the Company granted stock purchase options to each of Nasser Nassiri, its current Chairman, and Ramine Almassi and Jean Darondel, former directors of the Company, and Yuhko Grossmann, a director of the Company. See
Item 10 - "Executive Compensation".

      In December 1999 and January 2000, one subsidiary of the Company, Inoteb SA, sold to another subsidiary of the Company, Bio Holdings International, Ltd., certain patents and other rights owned by Inoteb in exchange, in part, for a license back to commercialize such technology. The Company treated this transaction as an intercompany transfer the effect of which was eliminated in consolidation.

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

Date: 4/14/00                          By: s/ Nasser

Nassiri

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

Signature                               Title                             Date
---------                               -----                             ----


s/ Nasser Nassiri
-----------------------------
Nasser Nassiri                  Chairman of the Board                   4/14/99
                                and a director


s/ Yuhko Grossmann
-----------------------------
Yuhko Grossmann                 Treasurer, Secretary and                4/14/99
                                a director

                                    I N D E X

                                                                            PAGE

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-2/3

CONSOLIDATED BALANCE SHEETS
   DECEMBER 31, 1999 AND 1998                                             F-4

CONSOLIDATED STATEMENTS OF OPERATIONS
   YEARS ENDED DECEMBER 31, 1999 AND 1998                                 F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
   YEARS ENDED DECEMBER 31, 1999 AND 1998                                 F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS
   YEARS ENDED DECEMBER 31, 1999 AND 1998                                 F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-8/18




                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and
    Stockholders
BioCoral, Inc.


We have audited the accompanying consolidated balance sheets of BIOCORAL, INC. AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Inoteb SA, a 100%-owned subsidiary as of December 31, 1999 and 1998, respectively, which statements reflect total assets of approximately $455,000 and $1,313,000 as of December 31, 1999 and 1998, respectively, and losses from continuing operations of approximately $480,000 and $670,000 for the years ended December 31, 1999 and 1998, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Inoteb SA, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioCoral, Inc. and Subsidiaries as of December 31, 1999 and 1998, and their results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                      J.H. COHN LLP

Roseland, New Jersey
March 21, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and
     Stockholders
Inoteb SA


We have audited the consolidated balance sheets of INOTEB SA (a French corporation) AND SUBSIDIARY as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements, which are not presented separately herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inoteb SA and Subsidiary as of December 31, 1999 and 1998, and their results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States.



                                                      CONSULTAUDIT S.A.

Paris, France
February 13, 2000

                         BIOCORAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                               ASSETS                       1999         1998
                                                        -----------  -----------

Current assets:
   Cash                                                $   441,838  $ 1,344,608
   Accounts receivable, net of allowance
     for doubtful accounts of $262,100 in 1998             112,900       96,500
   Inventories                                             191,900      197,500
   Net assets of discontinued operations                                230,639
   Common stock subscription receivable                    500,000
   Other current assets                                     14,500      101,900
                                                       -----------  -----------
        Total current assets                             1,261,138    1,971,147
Property and equipment, net of accumulated
   depreciation of $267,630 and $230,030                    67,442       47,837
Goodwill, net of accumulated amortization of
   $132,538 in 1999                                         11,033      143,571
Other assets                                               159,267      167,290
                                                       -----------  -----------

        Totals                                         $ 1,498,880  $ 2,329,845
                                                       ===========  ===========


               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Current portion of long-term debt                   $   431,800  $   226,260
   Notes payable to related parties                        347,015      428,811
   Accounts payable and accrued liabilities                835,169      667,417
                                                       -----------  -----------
        Total current liabilities                        1,613,984    1,322,488
Long-term debt, net of current portion                     986,100    2,092,140
                                                       -----------  -----------
        Total liabilities                                2,600,084    3,414,628
                                                       -----------  -----------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, par value $.001 per share;
     1,000,000 shares authorized; none issued                   --           --
   Common stock, par value $.001 per share;
     20,000,000 shares authorized; 19,235,260 and
     7,924,149 shares issued and outstanding                19,235        7,924
   Additional paid-in capital                           13,589,355   12,400,666
   Accumulated deficit                                 (14,709,794) (13,493,373)
                                                       -----------  -----------
        Total stockholders' deficiency                  (1,101,204)  (1,084,783)
                                                       -----------  -----------

        Totals                                         $ 1,498,880  $ 2,329,845
                                                       ===========  ===========


See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                        1999           1998
                                                     -----------    -----------
Revenues:
   Net sales                                         $   414,800    $   405,900
   Other income                                           18,407
                                                     -----------    -----------
     Totals                                              433,207        405,900
                                                     -----------    -----------

Operating expenses:
   Cost of sales                                         157,600        142,700
   Research and development                              435,763        463,138
   Interest                                              194,520         89,379
   Depreciation of property and equipment                 37,600         80,530
   Amortization of goodwill                              132,538
   Amortization of unearned compensation                                 85,312
   Consulting and professional fees                      283,673        384,161
   Other operating expenses                              407,934        358,060
                                                     -----------    -----------
     Totals                                            1,649,628      1,603,280
                                                     -----------    -----------

Net loss                                             $(1,216,421)   $(1,197,380)
                                                     ===========    ===========



Basic net loss per common share                      $      (.15)   $      (.15)
                                                     ===========    ===========

Basic weighted average common shares outstanding       7,993,464      7,785,272
                                                     ===========    ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                           Common Stock
                                      ----------------------
                                        Number                    Additional                                       Total
                                          of                       Paid-In      Accumulated      Unearned       Stockholders'
                                        Shares       Amount        Capital        Deficit      Compensation      Deficiency
                                      ----------     -------     -----------    ------------   ------------      -----------
Balance, January 1, 1998               7,697,215     $ 7,697     $12,509,248    $(12,295,993)   $ (455,000)      $  (234,048)

Issuance of common stock to pay
   accrued liabilities                   226,934         227         261,106                                         261,333

Amortization of unearned compensation                                                               85,312            85,312

Cancellation of stock options                                       (369,688)                      369,688

Net loss                                                                          (1,197,380)                     (1,197,380)
                                      ----------     -------     -----------    ------------    ----------       -----------

Balance, December 31, 1998             7,924,149       7,924      12,400,666     (13,493,373)        --           (1,084,783)

Conversion of long-term debt to
   common stock                          200,000         200         699,800                                         700,000

Subscriptions for purchase of
   common stock                       11,111,111      11,111         488,889                                         500,000

Net loss                                                                          (1,216,421)                     (1,216,421)
                                      ----------     -------     -----------    ------------    ----------       -----------

Balance, December 31, 1999            19,235,260     $19,235     $13,589,355    $(14,709,794)   $    --          $(1,101,204)
                                      ==========     =======     ===========    ============    ==========       ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                        1999           1998
                                                     -----------    -----------
Operating activities:
   Net loss                                          $(1,216,421)   $(1,197,380)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation of property and equipment               37,600         80,530
     Loss on disposal of property and equipment                          28,300
     Amortization of goodwill                            132,538
     Amortization of unearned compensation                               85,312
     Changes in operating assets and liabilities:
        Accounts receivable                              (16,400)         8,100
        Inventories                                        5,600        (20,000)
        Other current assets                              87,400         (6,900)
        Other assets                                       8,023         21,392
        Accounts payable and accrued liabilities         167,752        312,448
                                                     -----------    -----------
            Net cash used in operating activities       (793,908)      (688,198)
                                                     -----------    -----------
Investing activities:
   Capital expenditures                                  (57,205)       (47,614)
   Purchase of additional interest in subsidiary                       (143,571)
   Net proceeds from disposal of discontinued
     real estate operations                              230,639        199,361
                                                     -----------    -----------
            Net cash provided by
               investing activities                      173,434          8,176
                                                     -----------    -----------
Financing activities:
   Principal payments on notes payable to
     related parties                                     (81,796)
   Proceeds from long-term obligations                                1,613,500
   Principal payments on long-term obligations          (200,500)       (95,800)
                                                     -----------    -----------
            Net cash provided by (used in)
               financing activities                     (282,296)     1,517,700
                                                     -----------    -----------

Net increase (decrease) in cash                         (902,770)       837,678
Cash, beginning of year                                1,344,608        506,930
                                                     -----------    -----------

Cash, end of year                                    $   441,838    $ 1,344,608
                                                     ===========    ===========

Supplemental disclosure of cash flow data:
   Interest paid                                     $    88,397    $    36,431
                                                     ===========    ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies:
         Business:
            BioCoral, Inc. ("BioCoral") was incorporated under the laws of the State of Delaware on May 4, 1992 and organized originally as a "blind pool" or "blank check" company for the purpose of either merging with or acquiring an operating company. BioCoral was a "development stage company" for accounting purposes until March 25, 1994 when it acquired all of the issued and outstanding stock of Cabestan, Inc. ("Cabestan"), which concurrently acquired commercial real estate properties from a commonly-controlled related party. As further explained in Note 2, Cabestan entered into an agreement to sell its real estate properties in October 1996, and the Company received the final portion of the sales proceeds from its discontinued real estate operations in 1999.

            During 1995, BioCoral commenced biomaterials operations when it acquired an option to purchase a controlling interest in Inoteb SA ("Inoteb"), a French corporation, that was a developer and manufacturer of medical products. During July 1996, BioCoral exercised its option for the purchase of the controlling interest in Inoteb and increased its interest through additional purchases of common stock to 67% in 1997 and 100% in 1998 (see Note 2).

            BioCoral, Inoteb, Cabestan and BioCoral's other subsidiaries are referred to collectively herein as the "Company."

            As of December 31, 1999, substantially all of the Company's continuing operations were biomaterials operations conducted through Inoteb. Such operations consist primarily of researching and developing, manufacturing and marketing bone substitute materials made from coral and other orthopedic, oral and maxillo-facial products, including products marketed under the trade name of BioCoral. The Company has obtained regulatory approvals to market its products throughout Europe and in Canada and certain other countries. However, the Company has not applied for the regulatory approvals needed to market its products in the United States. Obtaining such approvals in the United States could take a long time and involve substantial expenditures.

            During 1994, BioCoral filed a registration statement under the Securities Exchange Act of 1934 and, as a result, it became subject to requirements to file periodic reports with the United States Securities and Exchange Commission.

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):
         Cash:
            The Company maintains cash deposits in domestic and foreign banks. At December 31, 1999, the Company had cash balances that exceeded insurance limits by approximately $285,000. The Company reduces its exposure to credit risk by maintaining such deposits in major financial institutions and monitoring their credit ratings.

         Inventories:
            Inventories are stated at the lower of cost, determined on the first-in, first-out ("FIFO") method, or market.

         Property and equipment:
            Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (15 years for properties and three to ten years for equipment).

         Goodwill:
            Goodwill representing the excess of the costs of increasing the Company's interest in Inoteb to 100% from 67% in 1998 over the Company's proportionate interest in the fair value of the underlying net assets at the date of acquisition is amortized using the straight-line method over an estimated useful life of thirteen months.

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

         Advertising:
            The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were not material in 1999 and 1998.

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

         Earnings (loss) per common share:
            The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and certain other financial accounting pronouncements. Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period.

            Since the Company had losses in 1999 and 1998, the assumed effects of the exercise of stock options were anti-dilutive and, accordingly, diluted per share amounts have not been presented in the accompanying consolidated statements of operations.

         Foreign currency translation and transactions:
            Assets and liabilities of Inoteb are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during each year. Resulting translation adjustments, which are recorded as a separate component of stockholders' deficiency if material, and foreign currency transaction gains and losses, which are included in net income or loss in each year, were not material as of December 31, 1999 and 1998 and for the years then ended.

         Recent pronouncements:
            The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of December 31, 1999 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 1999 and 1998.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Acquisitions and dispositions:
         Acquisition of Inoteb:
            From July 1996 through December 31, 1997, the Company effectively acquired 67% of Inoteb's common stock for consideration comprised of 1,840,516 shares of common stock with a fair value of $230,000 and an intercompany transfer of approximately $678,000. The acquisition was accounted for as a purchase. Based on recurring losses and uncertainties related to its ability to generate profits in future periods from the Inoteb technology, the Company deemed the goodwill associated with the acquisition of the 67% interest in Inoteb to be impaired and the remaining carrying value of $153,984 was written off in 1997.

            During December 1998, concurrent with a corporate reorganization of Inoteb, the Company increased its ownership interest in Inoteb's outstanding capital stock to 100% for consideration of $890,000, or $143,571 after elimination of an intercompany transfer of $746,429. The cost of the additional interest in Inoteb, which was purchased, effectively, from employees and other related and unrelated parties, exceeded the Company's proportionate interest in the underlying net assets by $143,571. Such excess was allocated to goodwill. Based on the uncertainties related to its ability to generate profits in the future from the Inoteb technology, the goodwill associated with the purchase of the additional interest will be written off over thirteen months (the shortest period allowable under generally accepted accounting principles). Amortization expense totaled $132,538 in 1999.

         Sale of real estate operations:
            On March 25, 1994, Cabestan commenced real estate operations when it purchased commercial rental properties and certain other assets from a commonly-controlled entity for total consideration of approximately $9,860,000. In October 1996, the Company decided to discontinue its real estate operations and entered into an agreement to sell the commercial real estate owned for total consideration of approximately $6,800,000 before costs directly related to the sale. The sale was consummated on February 18, 1997. As of December 31, 1997, all of the assets and liabilities of the discontinued operations had been liquidated except for $430,000 that had been deposited in escrow to secure certain minimum rent guarantees made to the purchaser. A total of $199,361 was released from escrow during 1998 and the remaining escrow account balance of $230,639 as of December 31, 1998 was released during 1999. Accordingly, there were no remaining assets or liabilities attributable to discontinued real estate operations as of December 31, 1999 and there were no charges to discontinued operations in 1999 and 1998.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Income taxes:
            As of December 31, 1999, the Company had net operating loss carryforwards of approximately $8,400,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2019. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,853,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 1999.

            The Company had also offset the potential benefits of $2,482,000 and $2,109,000 from net operating loss carryforwards by equivalent valuation allowances as of December 31, 1998 and 1997, respectively. As a result of the increases in the valuation allowance of $371,000 and $373,000 during the years ended December 31, 1999 and 1998, respectively, there are no credits for income taxes reflected in the accompanying consolidated statements of operations to offset pre-tax losses.


Note 4 - Property and equipment:
            Property and equipment used in the Company's medical products operations consisted of the following:

                                                             1999        1998
                                                           ---------   ---------
            Land                                           $  10,000   $  10,000
            Buildings and improvements                       219,600     182,110
            Equipment and furnishings                        105,472      85,757
                                                           ---------   ---------
                                                             335,072     277,867
            Less accumulated depreciation                    267,630     230,030
                                                           ---------   ---------

              Totals                                       $  67,442   $  47,837
                                                           =========   =========


Note 5 - Short-term notes payable to related parties:
            At December 31, 1999 and 1998, the Company had outstanding notes payable to related parties with aggregate principal balances of $347,015 and $428,811, respectively, that are due on demand and bear interest at 10%. The notes are secured by 5,221 shares of Inoteb's common stock. At December 31, 1999, the noteholders have the option to convert the notes at any time into a total of approximately 405,000 shares of common stock of the Company (which is equivalent to a conversion rate of $.8576 per share). Interest on such borrowings totaled approximately $41,000 and $43,000 in 1999 and 1998, respectively. In January 2000, the Company repaid outstanding notes payable to related parties with aggregate principal balances of approximately $87,000.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Long-term debt:
            Long-term debt at December 31, 1999 and 1998 consisted of the following:


                                                            1999        1998
                                                        -----------  -----------
            Term loans payable monthly in varying
               installments, including interest
               at rates ranging from 7.75% to
               9.5%, through December 2001 (A)          $   310,500  $   388,700
            Noninterest bearing advances initially
               scheduled to be paid in monthly
               installments through 2002 (B)                307,400      429,700
            8% callable convertible promissory
               notes payable (C)                            800,000    1,500,000
                                                        -----------  -----------
                                                          1,417,900    2,318,400
            Less current portion                            431,800      226,260
                                                        -----------  -----------

            Long-term debt                              $   986,100   $2,092,140
                                                        ===========   ==========

            (A) The loans were secured by equipment with a net carrying value of approximately $67,000 at December 31, 1999.

            (B) The advances were made to Inoteb by ANVAR, an agency of the
                French government that finances or subsidizes certain "credible" research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, Inoteb will not have to pay some or all of the advances. The Company did not receive any material subsidies in 1999 and 1998.

            (C) The 8% callable convertible promissory notes payable (the "8%
                Notes") are due on December 31, 2001 and are convertible at any time at the holder's option at the rate of $3.50 per share. Interest on the 8% Notes is payable annually, at the Company's option, either in cash or shares of the Company's common stock. The Company sold 8% Notes in the aggregate principal amount of $1,500,000 to "accredited investors" during 1998 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933 (the "Act"). Of the total consideration received by the Company, $1,250,000 was paid in cash and the balance was paid through the exchange of 8% Notes in the principal amount of $250,000 for previously outstanding short-term notes payable with the same principal amount. During 1999, noteholders converted 8% Notes in the principal amount of $700,000 into 200,000 shares of common stock at $3.50 per share. The conversion of shares in 1999 and the exchange of notes in 1998 were noncash transactions that are not reflected in the accompanying consolidated statements of cash flows.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Long-term debt (concluded):
          Principal payment requirements on long-term obligations in each of the years subsequent to December 31, 1999 are as follows:

             Year Ending
            December 31,                                                 Amount
            ------------                                                 ------
               2000                                                     $431,800
               2001                                                      894,200
               2002                                                       91,900

          Management of the Company believes that the term loans, the noninterest bearing advances and the 8% Notes had carrying values that approximated their fair values as of December 31, 1999 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of that date.


Note 7 - Preferred and common stock:
          As of December 31, 1999, the Company was authorized to issue up to 1,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued by the Company as of December 31, 1999.

          On October 1, 1997, the Company formed a Scientific Advisory Board ("SAB") with four members who advise the Company on scientific and medical developments relating to its products. Although the Company was not contractually obligated to compensate the members of the SAB, management decided to issue shares of the Company's common stock with a fair value of $78,000 at the effective date of issuance to them to compensate them for their services during the twelve month period that ended September 30, 1998 and, accordingly, the Company charged $58,500 to consulting and professional fees for such compensation in 1998. The $78,000 of compensation was paid through the issuance of a total of 62,926 shares of common stock during 1998 with an average fair market value at the effective dates of issuance of $1.24 per share.

          During 1998, the Company issued a total of 164,008 shares of common stock with a fair market value of $183,333, or an average of $1.12 per share, to pay accrued liabilities for consulting services provided to the Company during 1998 and 1997, including 155,675 shares issued to the Company's Chief Executive Officer.

          The issuances of shares to advisors and consultants described above were noncash transactions that are not reflected in the accompanying 1998 consolidated statement of cash flows.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Preferred and common stock (concluded):
          On December 30, 1999, an accredited investor entered into a subscription agreement for the purchase of 11,111,111 shares of the Company's common stock with a total purchase price of $500,000, or $.045 per share. The Company received the proceeds as of March 21, 2000. Accordingly, the Company has reflected a receivable for the amount of the subscription and an equivalent amount of additional paid-in capital in the accompanying consolidated balance sheet as of December 31, 1999.


Note 8 - Stock option plan:
          On May 4, 1992, the Company adopted a stock option plan (the "Plan") pursuant to which options to purchase an aggregate of up to 2,000,000 shares of common stock may be issued. The exercise price, the manner of exercise and the other terms of each option are to be determined by the Company's Board of Directors.

          A summary of the status of the Company's shares subject to options as of December 31, 1999 and 1998 and the changes during the years then ended is presented below:

                                                          1999                    1998
                                                 -----------------------  ---------------------
                                                                Weighted               Weighted
                                                   Shares       Average     Shares      Average
                                                     or         Exercise      or        Exercise
                                                   Price         Price      Price        Price
                                                 ---------       -----    ----------     -----
            Outstanding, at beginning of year                              1,758,334     $3.56
            Granted                                800,000       $.125       200,000      3.25
            Canceled                                                      (1,958,334)     3.52
                                                   -------                ----------

            Outstanding, at end of year            800,000       $.125        --         $  --
                                                   =======       =====    ==========     =====

            Options exercisable, at end of year    800,000
                                                   =======

            Weighted average fair value of
               options granted during the year       $.125                    $3.25
                                                     =====                    =====

          Each option under the Plan has been granted to an employee. Options for the purchase of 1,200,000 shares were available for grant at December 31, 1999.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stock option plan (concluded):
          The Company granted options to employees for the purchase of 650,000 shares of common stock exercisable at $3.75 per share on December 31, 1996 which were cancelled on October 1, 1998. The fair value of the common stock underlying those options exceeded the exercise price. Therefore, the Company charged $1,137,500 to unearned compensation and additional paid-in capital upon issuance based on the number of shares subject to option and the difference between the estimated fair value of an underlying share and the per share exercise price. Unearned compensation, which is reflected as a separate component in the accompanying 1998 consolidated statement of stockholders' deficiency, was being amortized on a straight-line basis over a period of five years. General and administrative expenses include amortization of $85,312 in 1998. The unamortized unearned compensation of $369,688 as of October 1, 1998, the date of the cancellation of the options, was charged against additional paid-in capital.

          The issuances of shares to advisors and consultants described above were noncash transactions that are not reflected in the accompanying 1998 consolidated statement of cash flows.

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

          In the opinion of management, if compensation cost for the stock options granted to employees had been determined based on the fair value of the options at the grant date under the provisions of SFAS 123 using the Black-Scholes option-pricing model, the Company's pro forma net loss and pro forma basic net loss per share arising from such computations would not have differed materially from the corresponding historical amounts presented in the accompanying consolidated statements of operations.

Note 9 - Segment and geographic information:
          During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Pursuant to the provisions of SFAS 131, the Company is reporting segment information in the same format reviewed by the Company's management (the "management approach"). The Company operates principally in one industry segment which includes the research and development, manufacture and sale of biomedical materials used in medical products. The Company conducts operations outside of the United States, principally in France.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Segment and geographic information (concluded):

            Information about the Company's operations and assets in different geographic locations for 1999 and 1998 is shown below:

                                           United
                                           States      France       Others    Consolidated
                                         ----------  -----------   --------   ------------

         1999


         Revenues:
            Net sales                                $   414,800              $   414,800
            Other income                 $   15,333        3,074                   18,407
                                         ----------  -----------              -----------
                Totals                       15,333      417,874                  433,207
                                         ----------  -----------              -----------

         Operating expenses:
            Interest                        162,320      32,200                   194,520
            Depreciation of property
              and equipment                              37,600                    37,600
            Amortization of goodwill        132,538                               132,538
            Other operating expenses        449,524     828,845    $  6,601     1,284,970
                                         ----------  -----------   --------   -----------
                Totals                      744,382      898,645      6,601     1,649,628
                                         ----------  -----------   --------   -----------

         Net loss                        $ (729,049) $ (480,771)   $ (6,601)  $(1,216,421)
                                         ==========  ===========   ========   ===========


         Total assets                    $1,044,039  $  454,841    $     --     $ 1,498,880
                                         ==========  ===========   ========   ===========

         1998


         Revenues - net sales                        $   405,900              $   405,900
                                                     -----------              -----------

         Operating expenses:
            Interest                     $   73,879       15,500                   89,379
            Depreciation of property
              and equipment                     430       80,100                   80,530
            Amortization of unearned
              compensation                   85,312                                85,312
            Other operating expenses        329,111      980,300   $ 38,648     1,348,059
                                         ----------  -----------   --------   -----------
                Totals                      488,732    1,075,900     38,648     1,603,280
                                         ----------  -----------   --------   -----------

         Net loss                        $ (488,732) $  (670,000)  $(38,648)  $(1,197,380)
                                         ==========  ===========   ========   ===========

         Total assets                    $1,016,510   $1,313,335   $   --     $ 2,329,845
                                         ==========  ===========   ========   ===========

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Subsequent event:

            On January 1, 2000, the Company commenced a private offering (the "New Offering") to "Accredited Investors" of units of 6% convertible promissory notes payable that are due December 31, 2002 (the "6% Notes"). The New Offering will expire on March 31, 2000 (unless extended by the Company for up to three months) and is intended to be exempt from registration pursuant to the provisions of Regulation D of the Act. The 6% Notes will be convertible at any time at the holder's option, subject to Company approval, at the rate of $.045 per share. Interest on the 6% Notes will be payable annually, at the Company's option, either in cash or shares of the Company's common stock. Each unit subject to the New Offering consists of 6% Notes in the principal amount of $100,000. The Company initially offered a minimum of 15 units, with an aggregate principal balance of $1,500,000, and a maximum of 30 units, with an aggregate principal balance of $3,000,000. As of March 21, 2000, the Company had sold 15 units, completing the minimum requirement under the new offering.

                                     * * *