Form 10-Q
period 2000-03-31
BIOCORAL INC
filed 2000-05-15
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of March 31, 2000 was 19,235,260

                                     PART I

Item 1. Financial Statements . Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results of Operations

            The Company experienced a net loss of $167,728 (or $.01 per share) from operations during the three month period ending March 31, 2000 ("Stub 2000") as compared to a net loss from operations of $513,317 (or $.06 per share) for the comparable period in 1999 ("Stub 1999"). The decrease in such loss was due primarily to a reduction in general operating expenses (from $626,525 in Stub 1999 to $296,058 in Stub 2000), which included a decrease in research and development costs (from $202,563 to $69,557), rent guarantees (approximately $90,000) and selling expenses related to Inoteb (approximately $40,000). Revenues reflected principally the results of Inoteb's sales (slight increase) and interest income due to the Company's significant cash balances.

      Financial Condition, Liquidity and Capital Resources; Current Plans.

      At March 31, 2000, the Company had working capital of $1,026,120 and an accumulated stockholder's deficit of ($1,268,932). Its cash position remains strong at $2,057,212, primarily as a result of closing a private placement of notes, all as more fully set forth on the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Management believes that the Company's cash position, combined with its anticipated revenues, will enable it to sustain its activities through the end of 2000. The Company may, however, require additional funding to enable it to obtain FDA approval of its products.

      On January 1, 2000, the Company commenced a private offering ("Offering") of units of 6% convertible promissory notes due December 31, 2002 ("Notes"). The Notes are convertible at any time at the option of the note holder into shares of the Company's common stock at a rate of $0.045 per share. Interest on the Notes is payable annually, at the Company's option, either in cash or in shares of the Company's common stock. The Company offered a minimum of 15 units (each of $100,000 principal amount of the Notes), for an aggregate minimum of $1,500,000 and a maximum of 30 units for an aggregate principal balance of $3,000,000. As of March 31, 2000, the Company had sold 15 Notes, completing the minimum requirements of the Offering. The Offering has been extended through June 30, 2000.

      The Company has not been significantly affected by the "Y2K" problem or by inflation.

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

      Current Plans of the Company

      As disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, , the Company obtained approval of AFSSAPS and FFS, the French functional equivalent of the FDA, for the commercialization of its autologous surgical glue. Because of its nature (involving blood products), the product is severely restricted in France. Due to the success of its European-based clinical trials, the Company believes that it will obtain EC label approval of the glue in the latter half of 2000 and will then begin marketing same in Europe. In addition, the Company plans to establish a subsidiary in Canada and has established authorizations necessary for the sale of BioCoral in Canada, and is seeking authorization for the sale in Canada of its other products as well.

      The Company intends to focus on the marketing and development of its BioCoral and related products. To obtain approval for the sale of such products in the United States will require a significant expenditure of capital over a long period of time. The Company anticipates realizing some revenues from the sale of BioCoral and related products later in 2000 although they are not expected to be sufficient to maintain the Company's operations. As mentioned above, the Company is also actively seeking a significant investor/joint venturer to assist in the funding of its operations in North America.

                         BIOCORAL, INC. AND SUBSIDIARIES

         INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-2/3

CONDENSED CONSOLIDATED BALANCE SHEETS
   MARCH 31, 2000 AND DECEMBER 31, 1999                                    F-4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   THREE MONTHS ENDED MARCH 31, 2000 AND 1999                              F-5

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
   THREE MONTHS ENDED MARCH 31, 2000                                       F-6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   THREE MONTHS ENDED MARCH 31, 2000 AND 1999                              F-7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                      F-8/12

                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
  Stockholders
BioCoral, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of BIOCORAL, INC. AND SUBSIDIARIES as of March 31, 2000, and the related condensed consolidated statements of operations, stockholders' deficiency and cash flows for the three months ended March 31, 2000. These financial statements are the responsibility of the Company's management.

We were furnished with the report of other accountants on their review of the interim financial statements of Inoteb SA, a 100%-owned subsidiary, which statements are not presented separately herein and reflect total assets of approximately $575,000 as of March 31, 2000 and a net loss of approximately $56,000 for the three months ended March 31, 2000.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review of the condensed consolidated financial statements referred to above and the report of the other accountants, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended which are not presented herein, and in our report dated March 21, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying condensed consolidated statements of operations and cash flows for the three months ended March 31, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

                                        J.H. Cohn LLP

Roseland, New Jersey
May 5, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
  Stockholders
Inoteb SA

We have reviewed the condensed consolidated balance sheet of INOTEB SA (a French corporation) AND SUBSIDIARY as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2000. These financial statements, which are not presented separately herein, are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review of the condensed consolidated financial statements referred to above, we are not aware of any material modifications that should be made to the condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles in the United States.

                                        CONSULTAUDIT S.A.

Paris, France
May 1, 2000

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2000 (Unaudited) AND DECEMBER 31, 1999


                                                                   March         December
                                     ASSETS                      31, 2000        31, 1999
                                                               ------------    ------------
                                                                               (See Note 1)
Current assets:
   Cash                                                        $  2,057,212    $    441,838
   Accounts receivable                                               86,800         112,900
   Inventories                                                      161,200         191,900
   Common stock subscription receivable                                             500,000
   Other current assets                                              18,900          14,500
                                                               ------------    ------------
        Total current assets                                      2,324,112       1,261,138
Property and equipment, net of accumulated
  depreciation of $279,530 and $267,630                              55,542          67,442
Goodwill, net of accumulated amortization
  of $143,571 and $132,538                                                           11,033
Other assets                                                        158,606         159,267
                                                               ------------    ------------

        Totals                                                 $  2,538,260    $  1,498,880
                                                               ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Current portion of long-term debt                           $    371,300    $    431,800
   Notes payable to related parties                                 259,990         347,015
   Accounts payable and accrued liabilities                         666,702         835,169
                                                               ------------    ------------
        Total current liabilities                                 1,297,992       1,613,984
Long-term debt, net of current portion                            2,509,200         986,100
                                                               ------------    ------------
        Total liabilities                                         3,807,192       2,600,084
                                                               ------------    ------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, par value $.001 per share;
     1,000,000 shares authorized; none issued                            --              --
   Common stock, par value $.001 per share;
     20,000,000 shares authorized;
     19,235,260 issued and outstanding                               19,235          19,235
   Additional paid-in capital                                    13,589,355      13,589,355
   Accumulated deficit                                          (14,877,522)    (14,709,794)
                                                               ------------    ------------
        Total stockholders' deficiency                           (1,268,932)     (1,101,204)
                                                               ------------    ------------

        Totals                                                 $  2,538,260    $  1,498,880
                                                               ============    ============

See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                        2000            1999
                                                   ------------    ------------
Revenues:
   Net sales                                       $     98,800    $     80,700
   Other income                                          29,530          32,508
                                                   ------------    ------------
     Totals                                             128,330         113,208
                                                   ------------    ------------

Operating expenses:
   Cost of sales                                         13,300          33,700
   Research and development                              69,557         202,563
   Interest                                              29,550          41,479
   Depreciation of property and equipment                11,900           9,900
   Amortization of goodwill                              11,033          33,132
   Consulting and professional fees                      68,217          82,238
   Other operating expenses                              92,501         223,513
                                                   ------------    ------------
     Totals                                             296,058         626,525
                                                   ------------    ------------

Net loss                                           $   (167,728)   $   (513,317)
                                                   ============    ============

Basic net loss per common share                    $       (.01)   $       (.06)
                                                   ============    ============

Basic weighted average common shares outstanding     19,235,260       7,924,149
                                                   ============    ============

See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)


                                     Common Stock
                             -------------------------
                                Number                    Additional                        Total
                                 of                        Paid-in      Accumulated     Stockholders'
                                Shares       Amount        Capital        Deficit         Deficiency
                             ----------   ------------   ------------   ------------    -------------
Balance, January 1, 2000     19,235,260   $     19,235   $ 13,589,355   $(14,709,794)   $ (1,101,204)

Net loss                                                                    (167,728)       (167,728)
                             ----------   ------------   ------------   ------------    ------------

Balance, March 31, 2000      19,235,260   $     19,235   $ 13,589,355   $(14,877,522)   $ (1,268,932)
                             ==========   ============   ============   ============    ============

           See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                                2000           1999
                                                            -----------    -----------
Operating activities:
   Net loss                                                 $  (167,728)   $  (513,317)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation of property and equipment                      11,900          9,900
     Amortization of other assets                                11,033         33,132
     Changes in operating assets and liabilities:
        Accounts receivable                                      26,100         34,900
        Inventories                                              30,700         22,800
        Other current assets                                     (4,400)        31,900
        Other assets                                                661            633
        Accounts payable and accrued liabilities               (168,467)       (15,789)
                                                            -----------    -----------
          Net cash used in operating activities                (260,201)      (395,841)
                                                            -----------    -----------

Investing activities:
   Capital expenditures                                                        (13,637)
   Net proceeds from disposal of discontinued real estate
     operations                                                                230,639
                                                                           -----------
          Net cash provided by operating activities                            217,002
                                                                           -----------

Financing activities:
   Proceeds from long-term obligations                        1,500,000
   Principal payments on long-term obligations                  (37,400)       (89,500)
   Principal payments on notes payable to related parties       (87,025)
   Proceeds from sale of common stock                           500,000
                                                            -----------    -----------
          Net cash provided by (used in)                      1,875,575        (89,500)
            financing activities                            -----------    -----------

Net increase (decrease) in cash                               1,615,374       (268,339)

Cash, beginning of period                                       441,838      1,344,608
                                                            -----------    -----------

Cash, end of period                                         $ 2,057,212    $ 1,076,269
                                                            ===========    ===========


Supplemental disclosure of cash flow data:
   Interest paid                                            $    18,695    $     8,450
                                                            ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Unaudited interim financial statements:

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of BioCoral, Inc. and its subsidiaries (the "Company") as of March 31, 2000, their results of operations and cash flows for the three months ended March 31, 2000 and 1999 and their changes in stockholders' deficiency for the three months ended March 31, 2000. Information included in the consolidated balance sheet as of December 31, 1999 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 1999 and for the years ended December 31, 1999 and 1998 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 1999 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

            The results of the Company's operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.


Note 2 - Earnings (loss) per common share:

            As further explained in Note 1 of the notes to the Audited Financial Statements, the Company presents basic and, if appropriate, diluted earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited consolidated statements of operations because the Company had a net loss for the three months ended March 31, 2000 and 1999 and, accordingly, the assumed effects of the exercise of all of the Company's outstanding stock options and the application of the treasury stock method and the conversion of the Company's convertible notes would have been anti-dilutive.

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Income taxes:

            As of March 31, 2000, the Company had net operating loss carryforwards of approximately $8,560,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,900,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2000.

            The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 1999. As a result of the increases in the valuation allowance of $47,000 and $163,000 during the three months ended March 31, 2000 and 1999, respectively, no credits for income taxes are included in the accompanying consolidated statements of operations.

Note 4 - Short-term notes payable to related parties:

            At March 31, 2000 and December 31, 1999, the Company had outstanding notes payable to related parties with aggregate principal balances of $259,990 and $347,015, respectively, that are due on demand and bear interest at 10%. The notes were secured by 3,208 and 5,221 shares of common stock of Inoteb SA, the Company's wholly-owned French subsidiary (see Note 7) at March 31, 2000 and December 31, 1999, respectively. The noteholders had the option to convert the notes at any time into a total of approximately 307,000 and 405,000 shares of common stock of the Company (which is equivalent to a conversion rate of $.8576 per share) at March 31, 2000 and December 31, 1999, respectively. Interest on such borrowings totaled approximately $6,500 and $11,000 in the three months ended March 31, 2000 and 1999, respectively. On April 10, 2000, the outstanding principal balances were paid in full.

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Long-term debt:

      Long-term debt at March 31, 2000 and December 31, 1999 consisted of the following:

                                                    March       December
                                                   31, 2000     31, 1999
                                                  ----------   ----------

Term loans payable monthly in varying install-
  ments, including interest at rates ranging
  from 7.75% to 9.5%, through December 2001 (A)   $  292,000   $  310,500
Noninterest bearing advances initially
  scheduled to be paid in monthly installments
  through 2002 (B)                                   288,500      307,400
8% callable convertible promissory notes pay-
   able (C)                                          800,000      800,000
6% convertible promissory notes payable (D)        1,500,000
                                                  ----------   ----------
                                                   2,880,500    1,417,900
Less current portion                                 371,300      431,800
                                                  ----------   ----------

Long-term debt                                    $2,509,200   $  986,100
                                                  ==========   ==========

(A) The loans were secured by equipment with a net carrying value of approximately $56,000 at March 31, 2000.

(B) The advances were made to Inoteb by ANVAR, an agency of the French government that finances or subsidizes certain "credible" research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, Inoteb will not have to pay some or all of the advances. The Company did not receive any material subsidies during the three months ended March 31, 2000 and 1999.

(C) The 8% callable convertible promissory notes payable (the "8% Notes") are due on December 31, 2001 and are convertible at any time at the holder's option at the rate of $3.50 per share. Interest on the 8% Notes is payable annually, at the Company's option, either in cash or shares of the Company's common stock. The Company sold the 8% Notes to "accredited investors" during 1998 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933 (the "Act").

(D) The 6% convertible promissory notes payable (the "6% Notes") are due on December 31, 2002 and are convertible at any time at the holder's option, subject to Company approval, at the rate of $.045 per share. Interest on the 6% Notes is payable annually, at the Company's option, either in cash or shares of the Company's common stock. The Company sold 6% Notes in the aggregate principal amount of $1,500,000 to "accredited investors" during the period from January 1, 2000 to March 31, 2000 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Act.

                        BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Long-term debt (concluded):

            Principal payment requirements on long-term obligations in each of the years subsequent to March 31, 2000 are as follows:

              Year Ending
                March 31,                                       Amount
              -----------                                     ----------
                  2001                                        $  371,300
                  2002                                           921,500
                  2003                                         1,587,700

            Management of the Company believes that the term loans, the noninterest bearing advances, the 8% Notes and the 6% Notes had carrying values that approximated their fair values as of March 31, 2000 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of that date.

Note 6 - Stock option plan:

            As further explained in Note 8 in the 10-KSB, on May 4, 1992, the Company adopted a stock option plan (the "Plan") pursuant to which options to purchase an aggregate of up to 2,000,000 shares of common stock may be issued. As of December 31, 1999, the Company had granted options for the purchase of 800,000 shares of common stock at a weighted average exercise price of $.125 per share. No options were granted, exercised or cancelled during the three months ended March 31, 2000.


Note 7 - Segment and geographic information:

            Pursuant to the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), the Company is reporting segment information in the same format reviewed by the Company's management (the "management approach"). The Company operates principally in one industry segment which includes the development, manufacture and sale of biomedical materials used in medical products. The Company conducts operations outside of the United States, principally in France.

                             BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7 - Segment and geographic information (concluded):

           Information about the Company's operations in different geographic locations for the three months ended March 31, 2000 and 1999 is shown below:

                                        United
                                        States        France        Other      Consolidated
                                      ---------     ---------     ---------    ------------
            2000

            Revenues:
              Net sales                             $  98,800                   $  98,800
              Other income            $  14,412        15,118                      29,530
                                      ---------     ---------                   ---------

                Totals                $  14,412     $ 113,918                   $ 128,330
                                      =========     =========                   =========

            Net loss                  $(111,267)    $ (56,461)    $      --     $(167,728)
                                      =========     =========     =========     =========

            1999

            Revenues:
              Net sales                             $  80,700                   $  80,700
              Other income            $  11,808        20,700                      32,508
                                      ---------     ---------                   ---------

                Totals                $  11,808     $ 101,400                   $ 113,208
                                      =========     =========                   =========

            Net loss                  $(240,016)    $(266,700)    $  (6,601)    $(513,317)
                                      =========     =========     =========     =========

            The Company had total assets of $2,538,260 as of March 31, 2000, of which $1,725,979, $574,542 and $237,739 represented the total assets of the Company's operations in the United States, France and other locations, respectively.

                                      * * *

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

                                             BIOCORAL, INC.


Date:  May  15, 2000                         /s/ Nasser Nassiri
                                             -----------------------------------
                                             Nasser Nassiri, Chairman