Form 10QSB
period 2000-06-30
BIOCORAL INC
filed 2000-08-14
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2000

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

                    (Address of principal executive offices)

                                011-3314-757-9843

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

The number of shares of common stock outstanding as of June 30, 2000 was 19,235,260

                                     PART I

Item 1. Financial Statements. Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Six Months Ended June 30, 2000
Compared to the Six Months Ended June 30, 1999

Net sales, which are solely attributable to Inoteb, SA ("Inoteb"), the Company's wholly owned French subsidiary, totaled $222,400 for the six months ended June 30, 2000; an increase of $57,100 from $165,300 for the six months ended June 30, 1999 or 35%. This increase is primarily the result of the Company's concerted effort to expand its customer base and its more rigorous marketing efforts in view of the completion of certain research and development projects.

Operating expenses decreased to approximately $695,000 or approximately $327,000 during the six months ended June 30, 2000 from approximately $1,022,000 or 32% for the six months ended June 30, 1999. This decrease is primarily attributable to decreases in expenditures for research and development, amortization expense, and other operating expenses.

Research and development expenses decreased approximately $123,000 or 47% to approximately $138,000 during the six months ended June 30, 2000 as compared to approximately $260,000 during the six months ended June 30, 1999. This decrease resulted from the completion of several research projects in the latter half of fiscal 1999, as well as the Company's shift of focus from research and development to marketing, as discussed above.

Amortization expense totaled approximately $11,000 during the six months ended June 30, 2000; a decrease of approximately $55,000 or 83% from approximately $66,000 during the six months ended June 30, 1999. Goodwill which was originally recorded in connection with the Company's increased ownership interest in Inoteb's outstanding capital stock during 1998 was written off over thirteen months. As such, goodwill became fully amortized during January 2000.

Other operating expenses totaled approximately $220,000 during the six months ended June 30, 2000, a decrease of approximately $163,000 or 43% from approximately $384,000. This decrease was the result of a $75,800 or 29% decrease in Inoteb's delivery and selling expenses from $263,500 in the six months ended June 30, 1999 to $187,700 in the six months ended June 30, 2000. In addition, during the six months ended June 30, 1999, the Company incurred approximately $90,000 of expenses associated with rent guarantees in connection with the previous sale of its real estate operations. There were no such expenses in the six months ended June 30, 2000.

As a result of the increase in sales and a decrease in operating expenses, the Company's net loss for the six months ended June 30, 2000 totaled $424,261 or $.02 per share compared to a net loss of $802,611 or $.10 per share in the six months ended June 30, 1999. These losses per share were based on weighted average common shares outstanding of 19,235,260 and 7,924,149 for the six months ended June 30, 2000 and 1999, respectively.

Results of Operations for the Three Months Ended June 30, 2000
Compared to the Three Months Ended June 30, 1999

Net sales, which are solely attributable to Inoteb, totaled $123,600 for the three months ended June 30, 2000; an increase of $39,000 from $84,600 for the three months ended June 30, 1999 or 39%. This increase is primarily the result of the Company's continuous effort to expand its customer base and its intensive marketing efforts in view of the completion of certain research and development projects.

Operating expenses totaled approximately $399,000 for the three months ended June 30, 2000; an increase of approximately $4,000 or 1% from approximately $395,000 for the three months ended June 30, 1999. This slight increase is primarily the result of increases in cost of sales and consulting and professional fees, which were mitigated by decreases in amortization of goodwill and other operating expenses.

Cost of sales increased approximately $31,000 to $40,700 during the three months ended June 30, 2000 from $9,700 in the three months ended June 30, 1999. This increase is primarily the result of the increased sales revenues.

Consulting and professional fees totaled approximately $96,000 during the three months ended June 30, 2000, an increase of approximately $34,000 or 54% from $62,000 during the three months ended June 30, 1999. This increase is related to certain accounting and legal services in connection with the formation of Bio Holdings International, Ltd., a newly formed subsidiary.

Amortization expense totaled approximately $33,000 during the three months ended June 30, 1999. There was no such charge for amortization in the three months ended June 30, 2000. As discussed previously, goodwill, which was recorded in connection with the increased ownership of Inoteb, became fully amortized in January 2000.

Other operating expenses totaled approximately $128,000 during the three months ended June 30, 2000; a decrease of approximately $32,000 or 20% from approximately $160,000 during the three months ended June 30, 1999. The decrease is the result of a $36,000 or 26% decrease in Inoteb's delivery and selling expenses from $140,000 in the three months ended June 30, 1999 to $104,000 in the three months ended June 30, 2000.

As a result of the increase in sales and the nominal increase in operating expenses, the Company's net loss for the three months ended June 30, 2000 totaled $256,533 or $.01 per share compared to a net loss of $289,294 or $.04 per share in the three months ended June 30, 1999. These losses per share were based on weighted average common shared outstanding of 19,235,260 and 7,924,149 for the three months ended June 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had working capital of $2,227,629, which increased by $2,580,475 from a working capital deficiency of $352,846 as of December 31, 1999. The Company's unrestricted cash balances totaled $1,592,013 as of June 30, 2000, which increased $1,150,175 from $441,838 as of December 31, 1999. In addition, the Company had $1,500,000 deposited in escrow as of June 30, 2000 in connection with the sale of convertible notes payable as discussed below.

The Company used $449,090 of cash for operating activities primarily to fund its net loss and to decrease accounts payable and accrued expenses. The Company's net loss of $424,261 increased its total stockholders' deficiency to $1,525,465 at June 30, 2000. However, during the six months ended June 30, 2000, the Company received net proceeds of $500,000 in connection with the sale of 11,111,111 shares of common stock as more fully set forth in the Company's Annual Report of Form 10-KSB. Additionally, during the six months ended June 30, 2000, the Company completed a private offering (the "Offering") of 6% convertible promissory notes payable (the "Notes") due December 31, 2002. The notes are convertible at any time at the holder's option, subject to Company approval, at the rate of $.045 per share. Interest is payable annually, at the Company's option, either in cash or in shares of the Company's common stock. During the six months ended June 30, 2000, the Company sold notes in the aggregate principal amount of $3,000,000 to "accredited investors" which represents the maximum number of units available under the Offering. Proceeds totaling $1,500,000 have been deposited in escrow and are anticipated to be released during the third quarter ending September 30, 2000.

The Company also used $347,015 to repay related party loans in the six months ended June 30, 2000 as well as making capital expenditures in the amount of $13,820. The Company does not presently have commitments to make material capital expenditures during the next twelve months.

The Company believes, but cannot assure, that its current sources of liquidity and cash are sufficient to satisfy its cash needs through at least the next twelve months.

                         BIOCORAL, INC. AND SUBSIDIARIES

         INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----

CONDENSED CONSOLIDATED BALANCE SHEETS
   JUNE 30, 2000 AND DECEMBER 31, 1999                                     F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999                       F-3

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
   SIX MONTHS ENDED JUNE 30, 2000                                          F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   SIX MONTHS ENDED JUNE 30, 2000 AND 1999                                 F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                     F-6/10

                                      * * *

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2000 (Unaudited) AND DECEMBER 31, 1999

                                                                 June          December
                          ASSETS                               30, 2000        31, 1999
                          ------                             ------------    ------------
                                                                             (See Note 1)
Current assets:
   Cash                                                      $  1,592,013    $    441,838
   Cash held in escrow                                          1,500,000
   Accounts receivable                                             77,800         112,900
   Inventories                                                    164,100         191,900
   Common stock subscription receivable                                           500,000
   Other current assets                                            34,800          14,500
                                                             ------------    ------------
        Total current assets                                    3,368,713       1,261,138
Property and equipment, net of accumulated depreciation of
   $284,992 and $267,630                                           63,900          67,442
Goodwill, net of accumulated amortization of $143,571 and
$132,538                                                                           11,033
Other assets                                                      158,606         159,267
                                                             ------------    ------------

        Totals                                               $  3,591,219    $  1,498,880
                                                             ============    ============

           LIABILITIES AND STOCKHOLDERS' DEFICIENCY
           ----------------------------------------
Current liabilities:
   Current portion of long-term debt                         $    402,400    $    431,800
   Notes payable to related parties                                               347,015
   Accounts payable and accrued liabilities                       738,684         835,169
                                                             ------------    ------------
        Total current liabilities                               1,141,084       1,613,984
Long-term debt, net of current portion                          3,975,600         986,100
                                                             ------------    ------------
        Total liabilities                                       5,116,684       2,600,084
                                                             ------------    ------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, par value $.001 per share; 1,000,000
     shares authorized; none issued                                    --              --
   Common stock, par value $.001 per share; 20,000,000
     shares authorized; 19,235,260 issued and outstanding          19,235          19,235
   Additional paid-in capital                                  13,589,355      13,589,355
   Accumulated deficit                                        (15,134,055)    (14,709,794)
                                                             ------------    ------------
        Total stockholders' deficiency                         (1,525,465)     (1,101,204)
                                                             ------------    ------------

        Totals                                               $  3,591,219    $  1,498,880
                                                             ============    ============

See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                Six Months                   Three Months
                                              Ended June 30,                 Ended June 30,
                                      ----------------------------    ----------------------------
                                          2000            1999            2000            1999
                                      ------------    ------------    ------------    ------------
Revenues:
   Net sales                          $    222,400    $    165,300    $    123,600    $     84,600
   Other income                             48,131          53,793          18,601          21,285
                                      ------------    ------------    ------------    ------------
        Totals                             270,531         219,093         142,201         105,885
                                      ------------    ------------    ------------    ------------

Operating expenses:
   Cost of sales                            54,000          43,400          40,700           9,700
   Research and development                137,958         260,863          68,401          58,300
   Interest                                 89,910          98,848          60,360          57,369
   Depreciation of property and
     equipment                              17,362          23,900           5,462          14,000
   Amortization of goodwill                 11,033          66,264                          33,132
   Consulting and professional fees        163,753         144,385          95,536          62,147
   Other operating expenses                220,776         384,044         128,275         160,531
                                      ------------    ------------    ------------    ------------
        Totals                             694,792       1,021,704         398,734         395,179
                                      ------------    ------------    ------------    ------------

Net loss                              $   (424,261)   $   (802,611)   $   (256,533)   $   (289,294)
                                      ============    ============    ============    ============

Basic net loss per common share       $       (.02)   $       (.10)   $       (.01)   $       (.04)
                                      ============    ============    ============    ============

Basic weighted average common
   shares outstanding                   19,235,260       7,924,149      19,235,260       7,924,149
                                      ============    ============    ============    ============

See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                         SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)

                                  Common Stock
                            ---------------------
                              Number                  Additional                         Total
                                of                     Paid-in      Accumulated      Stockholders'
                              Shares       Amount      Capital         Deficit         Deficiency
                            ----------    -------    -----------    ------------      -----------
Balance, January 1, 2000    19,235,260    $19,235    $13,589,355    $(14,709,794)     $(1,101,204)

Net loss                                                                (424,261)        (424,261)
                            ----------    -------    -----------    ------------      -----------

Balance, June 30, 2000      19,235,260    $19,235    $13,589,355    $(15,134,055)     $(1,525,465)
                            ==========    =======    ===========    ============      ===========

See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                   2000            1999
                                                                -----------    -----------
Operating activities:
   Net loss                                                     $  (424,261)   $  (802,611)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation of property and equipment                          17,362         23,900
     Amortization of other assets                                    11,033         66,264
     Changes in operating assets and liabilities:
        Accounts receivable                                          35,100         45,000
        Inventories                                                  27,800          9,600
        Other current assets                                        (20,300)        54,300
        Other assets                                                    661            901
        Accounts payable and accrued liabilities                    (96,485)        (1,452)
                                                                -----------    -----------
          Net cash used in operating activities                    (449,090)      (604,098)
                                                                -----------    -----------

Investing activities:
   Capital expenditures                                             (13,820)        (6,105)
   Net proceeds from disposal of discontinued real estate
     operations                                                                    230,639
                                                                -----------    -----------
          Net cash provided by (used in) investing activities       (13,820)       224,534
                                                                -----------    -----------
Financing activities:
   Principal payments on notes payable to related parties          (347,015)
   Proceeds from long-term obligations                            1,500,000
   Principal payments on long-term obligations                      (39,900)      (148,000)
   Proceeds from sale of common stock                               500,000
                                                                -----------    -----------
          Net cash provided by (used in) financing activities     1,613,085       (148,000)
                                                                -----------    -----------

Net increase (decrease) in cash                                   1,150,175       (527,564)

Cash, beginning of period                                           441,838      1,344,608
                                                                -----------    -----------

Cash, end of period                                             $ 1,592,013    $   817,044
                                                                ===========    ===========

Supplemental disclosure of cash flow data:
   Interest paid                                                $    39,805    $    38,331
                                                                ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Unaudited interim financial statements:

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of BioCoral, Inc. and its subsidiaries (the "Company") as of June 30, 2000, and the Company's results of operations for the six and three months ended June 30, 2000 and 1999, changes in stockholders' deficiency for the six months ended June 30, 2000 and cash flows for the six months ended June 30, 2000 and 1999. Information included in the consolidated balance sheet as of December 31, 1999 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 1999 and for the years ended December 31, 1999 and 1998 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 1999 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

            The results of the Company's operations for the six and three months ended June 30, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.

Note 2 - Earnings (loss) per common share:

            As further explained in Note 1 of the notes to the Audited Financial Statements, the Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited consolidated statements of operations because the Company had a net loss for the six and three months ended June 30, 2000 and 1999 and, accordingly, the assumed effects of the exercise of all of the Company's outstanding stock options and the application of the treasury stock method and the conversion of the Company's convertible notes would have been anti-dilutive.

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Income taxes:

            As of June 30, 2000, the Company had net operating loss carryforwards of approximately $8,800,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $3,000,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2000.

            The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 1999. As a result of the increases in the valuation allowance of $147,000 and $252,000 during the six months ended June 30, 2000 and 1999, respectively, and $100,000 and $89,000 during the three months ended June 30, 2000 and 1999, respectively, no credits for income taxes are included in the accompanying condensed consolidated statements of operations.

Note 4 - Short-term notes payable to related parties:

            At December 31, 1999, the Company had outstanding notes payable to related parties with an aggregate principal balance of $347,015 that were due on demand and bore interest at 10%. The notes were secured by 5,221 shares of common stock of Inoteb SA, the Company's wholly-owned French subsidiary (see Note 7). The noteholders had the option to convert the notes at any time into a total of approximately 405,000 shares of common stock of the Company (which was equivalent to a conversion rate of $.8576 per share). During the six months ended June 30, 2000, the outstanding principal balances were paid in full. Interest on such borrowings totaled approximately $6,500 and $22,000 in the six months ended June 30, 2000 and 1999, respectively, and $11,000 in the three months ended June 30,1999 (interest for the three months ended June 30, 2000 was immaterial).

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Long-term debt:

            Long-term debt at June 30, 2000 and December 31, 1999 consisted of the following:

                                                                   June        December
                                                                 30, 2000      31, 1999
                                                                ----------   ----------
Term loans payable monthly in varying installments, including interest at rates ranging from 7.75% to
   8.06%, through December 2001 (A)                             $  294,500   $  310,500
Noninterest bearing advances initially scheduled
   to be paid in monthly installments through
   2002 (B)                                                        283,500      307,400
8% callable convertible promissory notes pay-
   able (C)                                                        800,000      800,000
6% convertible promissory notes payable (D)                      3,000,000
                                                                ----------   ----------
                                                                 4,378,000    1,417,900
Less current portion                                               402,400      431,800
                                                                ----------   ----------

Long-term debt                                                  $3,975,600   $  986,100
                                                                ==========   ==========

            (A) The loans were secured by equipment with a net carrying value of approximately $64,000 at June 30, 2000.

            (B) The advances were made to Inoteb by ANVAR, an agency of the French government that finances or subsidizes certain "credible" research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, Inoteb will not have to pay some or all of the advances. The Company did not receive any material subsidies during the six months ended June 30, 2000 and 1999.

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

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Long-term debt (concluded):

            (D) The 6% convertible promissory notes payable (the "6% Notes") are due on December 31, 2002 and are convertible at any time at the holder's option, subject to Company approval, at the rate of $.045 per share. Interest on the 6% Notes is payable annually, at the Company's option, either in cash or shares of the Company's common stock. The Company sold 6% Notes in the aggregate principal amount of $3,000,000 to "accredited investors" during the period from January 1, 2000 to June 30, 2000 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Act. Proceeds of $1,500,000 received effective as of June 30, 2000 from the sale of 6% Notes were temporarily restricted pursuant to agreements with the purchasers of the notes and, accordingly, have been included in cash held in escrow in the accompanying condensed consolidated balance sheet as of that date. In addition, the sale of those 6% Notes is not reflected in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2000.

            Principal payment requirements on long-term obligations in each of the years subsequent to June 30, 2000 are as follows:

              Year Ending
                June 30,                                             Amount
              --------------                                       ---------

                 2001                                            $   402,400
                 2002                                                887,900
                 2003                                              3,087,700

            Management of the Company believes that the term loans, the noninterest bearing advances, the 8% Notes and the 6% Notes had carrying values that approximated their fair values as of June 30, 2000 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of that date.

Note 6 - Stock option plan:

            As further explained in Note 8 in the 10-KSB, on May 4, 1992, the Company adopted a stock option plan (the "Plan") pursuant to which options to purchase an aggregate of up to 2,000,000 shares of common stock may be issued. As of December 31, 1999, the Company had granted options for the purchase of 800,000 shares of common stock at a weighted average exercise price of $.125 per share. No options were granted, exercised or cancelled during the six months ended June 30, 2000.

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

            Information about the Company's operations in different geographic locations for the six months ended June 30, 2000 and 1999 is shown below:

                            United
                            States         France         Other     Consolidated
                          ---------      ---------      --------    ------------
2000
----

Revenues:
  Net sales                              $ 222,400                    $ 222,400
  Other income            $  15,003         33,128                       48,131
                          ---------      ---------                    ---------

    Totals                $  15,003      $ 255,528                    $ 270,531
                          =========      =========                    =========

Net loss                  $(267,416)     $(156,845)     $     --      $(424,261)
                          =========      =========      ========      =========

1999
----

Revenues:
  Net sales                              $ 165,300                    $ 165,300
  Other income            $  21,764         32,029                       53,793
                          ---------      ---------                    ---------

    Totals                $  21,764      $ 197,329                    $ 219,093
                          =========      =========                    =========

Net loss                  $(386,639)     $(408,900)     $ (7,072)     $(802,611)
                          =========      =========      ========      =========

The Company had total assets of $3,591,219 as of June 30, 2000, of which $2,758,750, $723,700 and $108,769 represented the total assets of the Company's operations in the United States, France and other locations, respectively.

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

                              BIOCORAL, INC.


Date: August 11, 2000         /s/ Nasser Nassiri
                              ------------------------

                              Nasser Nassiri, Chairman