Form 10QSB
period 2000-09-30
BIOCORAL INC
filed 2000-11-14
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2000

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

Results of Operations for the Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

Net sales, which are solely attributable to Inoteb, SA ("Inoteb"), the Company's wholly owned French subsidiary, totaled $260,100 for the nine months ended September 30, 2000, which approximated the level of sales for the nine months ended September 30, 1999 of $270,600.

Operating expenses decreased by approximately $312,000 to approximately $1,033,000 during the nine months ended September 30, 2000 from approximately $1,345,000 for the nine months ended September 30, 1999 or 23%. This decrease is primarily attributable to decreases in expenditures for research and development, amortization expense, and other operating expenses.

Research and development expenses decreased approximately $100,000 or 36% to approximately $181,000 during the nine months ended September 30, 2000 as compared to approximately $281,000 during the nine months ended September 30, 1999. This decrease resulted from the completion of several research projects in the latter half of fiscal 1999, as well as the Company's shift of focus from research and development to marketing.

Amortization expense totaled approximately $11,000 during the nine months ended September 30, 2000, a decrease of approximately $88,000 or 89% from approximately $99,000 during the nine months ended September 30, 1999. Goodwill, which was originally recorded in connection with the Company's increased ownership interest in Inoteb's outstanding capital stock during 1998, was written off over thirteen months. As such, goodwill became fully amortized during January 2000.

Other operating expenses totaled approximately $350,000 during the nine months ended September 30, 2000, a decrease of approximately $162,000 or 32% from approximately $511,000. This decrease was the result of a $97,800 or 27% decrease in Inoteb's delivery and selling expenses from $365,300 in the nine months ended September 30, 1999 to $267,500 in the nine months ended September 30, 2000. In addition, during the nine months ended September 30, 1999, the Company incurred approximately $90,000 of expenses associated with rent guarantees in connection with the previous sale of its real estate operations. There were no such expenses in the nine months ended September 30, 2000.

As a result of the slight decrease in sales, which was mitigated by a significant decrease in operating expenses, the Company's net loss for the nine months ended September 30, 2000 totaled $719,315 or $.04 per share compared to a net loss of $1,017,594 or $.13 per share in the nine months ended September 30, 1999. These losses per share were based on weighted average common shares outstanding of 19,235,260 and 7,924,149 for the nine months ended September 30, 2000 and 1999, respectively.

Results of Operations for the Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

Net sales, which are solely attributable to Inoteb, totaled $37,700 for the three months ended September 30, 2000, a decrease of $67,600 from $105,300 for the three months ended September 30, 1999. This decrease is primarily the result of timing of certain of its sales as compared to that of the prior period, as well as foreign currency translation adjustments.

Operating expenses totaled approximately $338,000 for the three months ended September 30, 2000, an increase of approximately $15,000 or 5% from approximately $323,000 for the three months ended September 30, 1999.

This slight increase is primarily the result of increases in research and development and consulting and professional fees, which were mitigated by a decrease in amortization of goodwill.

Consulting and professional fees totaled approximately $91,000 during the three months ended September 30, 2000, an increase of approximately $28,000 or 45% from $63,000 during the three months ended September 30, 1999. This increase is related to certain professional services in connection with annual registration fees for patents in Europe, Canada, and Australia.

Amortization expense totaled approximately $33,000 during the three months ended September 30, 1999. There was no such charge for amortization in the three months ended September 30, 2000. As discussed previously, goodwill, which was recorded in connection with the increased ownership of Inoteb, became fully amortized in January 2000.

Other operating expenses remained stable at approximately $128,000 during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

As a result of the decrease in sales and the nominal increase in operating expenses, the Company's net loss for the three months ended September 30, 2000 totaled $295,054 or $.02 per share compared to a net loss of $214,983 or $.03 per share in the three months ended September 30, 1999. These losses per share were based on weighted average common shared outstanding of 19,235,260 and 7,924,149 for the three months ended September 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had working capital of $1,856,275 and unrestricted cash balances of $1,225,124. In addition, the Company had $1,500,000 deposited in escrow as of September 30, 2000 in connection with the sale of convertible notes payable as discussed below.

During the nine months ended Septmeber 30, 2000, the Company used $755,279 of cash for operating activities primarily to fund its net loss. The Company's net loss of $719,315 increased its total stockholders' deficiency to $1,820,519 at September 30, 2000. However, during the nine months ended September 30, 2000, the Company received net proceeds of $500,000 in connection with its subscription receivable that arose from the sale of 11,111,111 shares of common stock as more fully set forth in the Company's Annual Report of Form 10-KSB. Additionally, during the nine months ended September 30, 2000, the Company completed a private offering (the "Offering") of 6% convertible promissory notes payable (the "Notes") due December 31, 2002. The notes are convertible at any time at the holder's option, subject to Company approval, at the rate of $.045 per share. Interest is payable annually, at the Company's option, either in cash or in shares of the Company's common stock. During the nine months ended September 30, 2000, the Company sold notes in the aggregate principal amount of $3,000,000 to "accredited investors" which represents the maximum number of units available under the Offering. The company has received $1,500,000 of the proceeds and the remaining $1,500,000 has been deposited in escrow and is anticipated to be released before the year ended December 31, 2000.

The Company also used $347,015 to repay related party loans, and $102,000 to repay long-term obligations in the nine months ended September 30, 2000 as well as making capital expenditures in the amount of $12,420. The Company does not presently have commitments to make material capital expenditures during the next twelve months.

The Company believes that its current sources of liquidity and cash are sufficient to satisfy its cash needs through at least the next twelve months.

                             BIOCORAL, INC. AND SUBSIDIARIES

              INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS
   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999                                 F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999                  F-3

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
   NINE MONTHS ENDED SEPTEMBER 30, 2000                                     F-4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999                            F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                      F-6/10

                                      * * *

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2000 (Unaudited) AND DECEMBER 31, 1999

                                                               September       December
                                                               30, 2000       31, 1999
                                                             ------------    -----------
                                                                             (See Note 1)
                                     ASSETS
Current assets:
   Cash                                                      $  1,225,124    $    441,838
   Cash held in escrow                                          1,500,000
   Accounts receivable                                             56,900         112,900
   Inventories                                                    141,900         191,900
   Common stock subscription receivable                                           500,000
   Other current assets                                           120,067          14,500
                                                             ------------    ------------
        Total current assets                                    3,043,991       1,261,138
Property and equipment, net of accumulated depreciation of
   $291,992 and $267,630                                           55,500          67,442
Goodwill, net of accumulated amortization of $143,571 and
   $132,538                                                                        11,033
Other assets                                                      157,806         159,267
                                                             ------------    ------------

        Totals                                               $  3,257,297    $  1,498,880
                                                             ============    ============

           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Current portion of long-term debt                         $    425,800    $    431,800
   Notes payable to related parties                                               347,015
   Accounts payable and accrued liabilities                       761,916         835,169
                                                             ------------    ------------
        Total current liabilities                               1,187,716       1,613,984
Long-term debt, net of current portion                          3,890,100         986,100
                                                             ------------    ------------
        Total liabilities                                       5,077,816       2,600,084
                                                             ------------    ------------

Commitments and contingencies

Stockholders' deficiency:
   Preferred stock, par value $.001 per share; 1,000,000
     shares authorized; none issued                                    --              --
   Common stock, par value $.001 per share; 20,000,000
     shares authorized; 19,235,260 issued and outstanding          19,235          19,235
   Additional paid-in capital                                  13,589,355      13,589,355
   Accumulated deficit                                        (15,429,109)    (14,709,794)
                                                             ------------    ------------
        Total stockholders' deficiency                         (1,820,519)     (1,101,204)
                                                             ------------    ------------

        Totals                                               $  3,257,297    $  1,498,880
                                                             ============    ============

See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                              Nine Months                     Three Months
                                            Ended September 30,            Ended September 30,
                                      ----------------------------    ----------------------------
                                           2000            1999           2000            1999
                                      ------------    ------------    ------------    ------------
Revenues:
   Sales                              $    260,100    $    270,600    $     37,700    $    105,300
   Other income                             53,469          56,393           5,338           2,600
                                      ------------    ------------    ------------    ------------
        Totals                             313,569         326,993          43,038         107,900
                                      ------------    ------------    ------------    ------------

Operating expenses:
   Cost of sales                            69,200          54,400          15,200          11,000
   Research and development                181,015         281,063          43,057          20,200
   Interest                                143,460         160,218          53,550          61,370
   Depreciation of property and
     equipment                              24,362          31,100           7,000           7,200
   Amortization of goodwill                 11,033          99,396                          33,132
   Consulting and professional fees        254,267         207,024          90,514          62,639
   Other operating expenses                349,547         511,386         128,771         127,342
                                      ------------    ------------    ------------    ------------
        Totals                           1,032,884       1,344,587         338,092         322,883
                                      ------------    ------------    ------------    ------------

Net loss                               $  (719,315)    $(1,017,594)   $   (295,054)   $   (214,983)
                                       ===========     ===========    ============    ============

Basic net loss per common share              $(.04)          $(.13)          $(.02)          $(.03)
                                             =====           =====           =====           =====

Basic weighted average common
   shares outstanding                   19,235,260       7,924,149      19,235,260       7,924,149
                                      ============    ============    ============    ============

See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

                                     Common Stock
                                ----------------------
                                  Number                    Additional                         Total
                                    of                       Paid-in        Accumulated     Stockholders'
                                  Shares        Amount       Capital          Deficit        Deficiency
                                ----------     -------     -----------     ------------      -----------

Balance, January 1, 2000        19,235,260     $19,235     $13,589,355     $(14,709,794)     $(1,101,204)

Net loss                                                                       (719,315)        (719,315)
                                ----------     -------     -----------     ------------      -----------

Balance, September 30, 2000     19,235,260     $19,235     $13,589,355     $(15,429,109)     $(1,820,519)
                                ==========     =======     ===========     ============      ===========

See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                                     2000           1999
                                                                                 -----------    -----------

Operating activities:
   Net loss                                                                      $  (719,315)   $(1,017,594)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation of property and equipment                                           24,362         31,100
     Amortization of goodwill                                                         11,033         99,396
     Changes in operating assets and liabilities:
        Accounts receivable                                                           56,000         (2,100)
        Inventories                                                                   50,000          7,900
        Other current assets                                                        (105,567)        88,800
        Other assets                                                                   1,461          1,501
        Accounts payable and accrued liabilities                                     (73,253)        15,426
                                                                                 -----------    -----------
          Net cash used in operating activities                                     (755,279)      (775,571)
                                                                                 -----------    -----------

Investing activities:
   Capital expenditures                                                              (12,420)        (7,205)
   Net proceeds from disposal of discontinued real estate
     operations                                                                                     230,639
                                                                                 -----------    -----------
          Net cash provided by (used in) investing activities                        (12,420)       223,434
                                                                                 -----------    -----------

Financing activities:
   Principal payments on notes payable to related parties                           (347,015)
   Proceeds from long-term obligations                                             1,500,000
   Principal payments on long-term obligations                                      (102,000)      (163,700)
   Proceeds from sale of common stock                                                500,000
                                                                                 -----------    -----------
          Net cash provided by (used in) financing activities                      1,550,985       (163,700)
                                                                                 -----------    -----------
Net increase (decrease) in cash                                                      783,286       (715,837)
Cash, beginning of period                                                            441,838      1,344,608
                                                                                 -----------    -----------

Cash, end of period                                                              $ 1,225,124    $   628,771
                                                                                 ===========    ===========
Supplemental disclosure of cash flow data:
   Interest paid                                                                 $    39,805    $    88,014
                                                                                 ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Unaudited interim financial statements:
           In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of BioCoral, Inc. and its subsidiaries (the "Company") as of September 30, 2000, and the Company's results of operations for the nine and three months ended September 30, 2000 and 1999, changes in stockholders' deficiency for the nine months ended September 30, 2000 and cash flows for the nine months ended September 30, 2000 and 1999. Information included in the consolidated balance sheet as of December 31, 1999 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 1999 and for the years ended December 31, 1999 and 1998 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 1999 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

           The results of the Company's operations for the nine and three months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.

Note 2 - Earnings (loss) per common share:
           As further explained in Note 1 of the notes to the Audited Financial Statements, the Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company had a net loss for the nine and three months ended September 30, 2000 and 1999 and, accordingly, the assumed effects of the exercise of all of the Company's outstanding stock options and the application of the treasury stock method and the conversion of the Company's convertible notes would have been anti-dilutive.

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Income taxes:
           As of September 30, 2000, the Company had net operating loss carryforwards of approximately $9,100,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $3,100,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of September 30, 2000.

           The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 1999. As a result of the increases in the valuation allowance of $247,000 and $448,000 during the nine months ended September 30, 2000 and 1999, respectively, and $100,000 and $60,000 during the three months ended September 30, 2000 and 1999, respectively, no credits for income taxes are included in the accompanying condensed consolidated statements of operations.

Note 4 - Short-term notes payable to related parties:
           At December 31, 1999, the Company had outstanding notes payable to related parties with an aggregate principal balance of $347,015 that were due on demand and bore interest at 10%. The notes were secured by 5,221 shares of common stock of Inoteb SA, the Company's wholly-owned French subsidiary (see Note 7). The noteholders had the option to convert the notes at any time into a total of approximately 405,000 shares of common stock of the Company (which was equivalent to a conversion rate of $.8576 per share). During the nine months ended September 30, 2000, the outstanding principal balances were paid in full and the Company has no further obligations in connection with these notes payable. Interest on such borrowings totaled approximately $6,500 and $22,000 in the nine months ended September 30, 2000 and 1999, respectively, and $11,000 in the three months ended September 30, 1999.

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Long-term debt:
           Long-term debt at September 30, 2000 and December 31, 1999 consisted of the following:

                                                                                    September     December
                                                                                    30, 2000      31, 1999
                                                                                    ---------     ---------
              Term loans payable monthly in varying installments,
                 including interest at rates ranging from 7.75% to
                 8.06%, through December 2001 (A)                                   $ 261,500     $ 310,500
              Noninterest bearing advances initially scheduled
                 to be paid in monthly installments through
                 2002 (B)                                                             254,400       307,400
              8% callable convertible promissory notes pay-
                 able (C)                                                             800,000       800,000
              6% convertible promissory notes payable (D)                           3,000,000
                                                                                    ---------     ---------
                                                                                    4,315,900     1,417,900
              Less current portion                                                    425,800       431,800
                                                                                    ---------     ---------
              Long-term debt                                                       $3,890,100     $ 986,100
                                                                                   ==========     =========

              (A) The loans were secured by equipment with a net carrying value of approximately $56,000 at September 30, 2000.

              (B) The advances were made to Inoteb by ANVAR, an agency of the French government that finances or subsidizes certain "credible" research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, Inoteb will not have to pay some or all of the advances. The Company did not receive any material subsidies during the nine months ended September 30, 2000 and 1999.

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

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Long-term debt (concluded):
              (D) The 6% convertible promissory notes payable (the "6% Notes")
                  are due on December 31, 2002 and are convertible at any time at the holder's option, subject to Company approval, at the rate of $.045 per share. Interest on the 6% Notes is payable annually, at the Company's option, either in cash or shares of the Company's common stock. The Company sold 6% Notes in the aggregate principal amount of $3,000,000 to "accredited investors" during the period from January 1, 2000 to September 30, 2000 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Act. Proceeds of $1,500,000 received effective as of September 30, 2000 from the sale of 6% Notes were temporarily restricted pursuant to agreements with the purchasers of the notes and, accordingly, have been included in cash held in escrow in the accompanying condensed consolidated balance sheet as of that date. In addition, the sale of those 6% Notes is not reflected in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2000.

           Principal payment requirements on long-term obligations in each of the years subsequent to September 30, 2000 are as follows:

               Year Ending
              September 30,                                             Amount
              -------------                                           ---------
                 2001                                               $   425,800
                 2002                                                   890,100
                 2003                                                 3,000,000

           Management of the Company believes that the term loans, the noninterest bearing advances, the 8% Notes and the 6% Notes had carrying values that approximated their fair values as of September 30, 2000 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of that date.

Note 6 - Stock option plan:
           As further explained in Note 8 in the 10-KSB, on May 4, 1992, the Company adopted a stock option plan (the "Plan") pursuant to which options to purchase an aggregate of up to 2,000,000 shares of common stock may be issued. As of December 31, 1999, the Company had granted options for the purchase of 800,000 shares of common stock at a weighted average exercise price of $.125 per share. No options were granted, exercised or cancelled during the nine months ended September 30, 2000.

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

           Information about the Company's operations in different geographic locations for the nine months ended September 30, 2000 and 1999 is shown below:

                             United
                             States       France        Other      Consolidated
                            ---------    ---------    ---------    -----------
           2000
           ----

           Revenues:
             Net sales                   $ 260,100                 $   260,100
             Other income   $  15,003       38,466                      53,469
                            ---------    ---------                 -----------

               Totals       $  15,003    $ 298,566                 $   313,569
                            =========    =========                 ===========

           Net loss         $(428,154)   $(291,161)   $      --    $  (719,315)
                            =========    =========    =========    ===========

           1999
           ----
           Revenues:
             Net sales                   $ 270,600                 $   270,600
             Other income   $  21,764       34,629                      56,393
                            ---------    ---------                 -----------

               Totals       $  21,764    $ 305,229                 $   326,993
                            =========    =========                 ===========


           Net loss         $(549,422)   $(461,100)   $  (7,072)   $(1,017,594)
                            =========    =========    =========    ===========

           The Company had total assets of $3,257,297 as of September 30, 2000, of which $2,486,654, $652,900 and $117,743 represented the total assets of the Company's operations in the United States, France and other locations, respectively.

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


                              BIOCORAL, INC.

Date: November 10, 2000       /s/ Nasser Nassiri
                              ------------------
                              Nasser Nassiri, Chairman