Form 10KSB40
period 2000-12-31
BIOCORAL INC
filed 2001-04-16
CIK 919605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 2000 Commission file number 0-23512

                                 BIOCORAL, INC.

           (Name of small business issuer as specified in its charter)

                    Delaware                                          33-0601504
        (State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
        incorporation or organization)

38 rue Anatole France, 92594 Levallois Perret Cedex, FRANCE                N/A
          (Address of Principal Executive Offices)                     (Zip Code)

                                011-3314-757-9843
                         (Registrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                          Common Stock. $.001 Par Value

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes |_| No |X|

     Issuer's revenues from continuing operations for its most recent fiscal year were $369,900.

     The aggregate market value of the voting stock held by non-affiliates of the Issuer, as of December 31, 2000, on a pro forma basis, was approximately $3,077,642.

     The Issuer had 19,235,260 shares of common stock outstanding (pro forma) as of December 31, 2000.

Documents Incorporated by Reference - See Exhibit Index

                                     PART I

Item 1. Description of Business

Background

     BioCoral, Inc., a Delaware corporation (the "Company") is an international biotechnology company specializing in research, development and commercialization of patented high biotech technologies and biomaterials in the health care area. Through its subsidiaries, the Company researches, develops, manufactures and markets bone graft substitute and other high tech patented biomaterials in a number of countries outside the United States. The Company owns various patents on its technologies most of which have been issued in the United States by the U.S Departement of Commerce Patent and Trademark Office, and in Canada, Australia, Japan, the European community and various other countries by their official governmental patent offices. The Company has developed what management believes is the world's first fully autologous fibrin glue. In 1993, the Company's scientists began working on the development of an autologous fibrin glue that utilizes the patient's own blood, thereby eliminating the risk of viral transmission. Following the successful result of the phase III human clinical trail for specific indications, the product file has been approved by appropriate French authorities (AFSSAPS) Agence Francaise de Securite Sanitaires des produits de Sante "Health Care Products French Sanitary Safety Agency", the French functional equivalent of the Food and Drug Administration. On September 14, 2000, AFFSSAPS granted the authorization to prepare, use and distribute the new autologous fibrin glue developed by the Company. The Company also obtained on June 8, 2000 the EC certification for its innovative medical device which is valid until June 7, 2005 and is renewable and allows the Company to market the product in the European Community. The Company is in the process of assembling the professional development and marketing team necessary to commence commercialization of the device in France for patients who need intensive care.

     Last year the Company also begun Phase III multi-center clinical trials of its product for the treatment of bone fractures due to osteoporosis. We believe that this study will demonstrate that our product in this application will stabilize the fracture and will permit better recovery for patients, allowing them faster mobility and return to a healthy state with a very low risk of refracture. The Company is also working on the prevention of osteoporosis and believes that for the first time, patients who are susceptible to osteoporosis and have already had fractures will be able to be treated. The Company product in this application is intended to permit the regeneration of newly formed bone in the area which is susceptible to osteoporosis and has a low bone mass. Initial human clinical study has demonstrated and confirmed the result of regeneration of new formed bone in the bone mass area. The Company owns the US patents in this application which has been granted.

     The Company's chief product, BioCoral, derived from natural ocean-generated coral using proprietary manufacturing processes, has certain characteristics (including chemical composition, porosity, mineral content and bioactive properties) which permit its safe, contamination-free use. Its similarity to human bone facilitates its replacement by newly-formed bone. Prior to 1995, the Company derived substantially all its revenue from other unrelated businesses. Through the end of 2000, the Company had not yet realized significant revenues from the sale of its products. The Company has not yet begun to seek FDA approval for sale of its products in the United States. An accredited scientific team in the US has conducted human clinical studies with a 5 year follow up to confirm bone reconstruction in oral application. This study confirmed the stability of the successful result and management believes that this study will facilitate FDA approval for our product used in this indication when we file for FDA approval. Canadian approval of certain products has been obtained and the Company's products are already commercialized in the European community and Asia.

     The Company entered the biomaterials field in 1995 by agreeing to acquire Inoteb, SA, a French corporation ("Inoteb") from 10 individuals "the founders", all French nationals. The shares and bonds of Inoteb acquired in 1995 represented, at such time, 51.5% of the capital share of Inoteb. The Company increased its ownership percentage through additional purchases of Inoteb common stock to 67% in 1997 and in December 1998, to 100% by purchasing new shares of Inoteb directly from Inoteb in a new offering of its capital, and 16% from Jean Darondel, a director of the Company. Accordingly, since December 1998, the Company has owned 100% of the capital stock of Inoteb.

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

     According to Inoteb, BioCoral has been used in more than 200,000 patients, principally in Western Europe and Korea. BioCoral was originally patented in France in 1979, in the United States in 1982, and in Japan in 1989. Inoteb acquired the patent rights to BioCoral from ANVAR/CNRS, the French National Center for Scientific Research, a French governmental agency. In the interim, Inoteb has developed an additional 9 patents for various applications and uses of its products, such as osteoporosis remediation, autologous glue, combination with growth factor, among others.

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

     The company is preparing new clinical human trials for autologous fibrin glue in different indications which will be started during 2001. We believe that the results of these clinical trials will allow us to extend the market of innovative Company products for use in other indications.

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

     The Company also began Phase III multi-center clinical trials of its product for the treatment of bone fractures due to osteoporosis in 13 clinics in Europe last year. It is expected that this study will demonstrate that the Company's product in this application will stabilize the fracture and will permit better recovery for patients providing them faster mobility and return to normalcy with a very low risk of refracture. We are also working on a prevention concept which for the first time will permit treatment for patients whom are susceptible to osteoporosis and already had the freacture due of it, the company product in this application will permit the reconstruction of new formed bone in the area which are atteinted to osteoporosis and has a low bone mass. Initial humain clinical study had demostreted and confirmed the result of reconstruction of new formed bone in the bone mass area. The company owns the patents in these applications which are granted in united states. The Company intends to raise additional capital to continued Phase III clinical trials in North America which will be a prerequisite to human use in the United States and Canada.

Autologous Fibrin Glue

     Inoteb has developed what it believes to be the world's first fully autologous fibrin glue. This autologous fibrin glue is prepared using the patient's own blood, in a closed system, eliminating immunological problems and the risk of blood-borne disease transmission such as, for example, HIV and hepatitis. In contrast, all fibrin glues currently on the market (whether autologous or homologous) require foreign protein as thrombin or antifibrinolitic.

     Surgical glue represents a fast growing segment of the biotech industry. Clinical trials have been done especially for skin replacement and skin grafts eliminating the need for protein based skin grafts.

     The Company has completed phase III human clinical trials in specific indication and the products file has been approved by the appropriate French authorities. On September 14, 2000, AFSSAPS granted the authorization for the preparation, use and distribution of the Company's new autologous fibrin glue. On June 8, 2000, the Company also obtained EC certification for its innovative medical device, which allows the company to market the product in the European community and which is valid until June 7, 2005 and is renewable.

     We expect to be ready for distribution of this new device in France in the second half of 2001 and in other European countries in the last quarter 2001. We believe that the world market segment for the autologous fibrin glue is in excess of $600 million.

Composite BioCoral and Growth Factor

     For more than 11 years, studies have been undertaken to demonstrate that it is possible to accelerate the bone repair process by combining growth factors with a support matrix such as Biocoral. Some scientific research has shown that Biocoral, as biomaterial, represents a useful support for growth factors. European clinical trials conducted over the past 2 years have had positive results confirming the acceleration of the bone repair process as aforesaid.

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

     Homologous fibrin sealant is biologically prepared from large plasma pools, with the addition of other biologicals such as thrombin and anti fibrinolytics products necessary for their activation. Even after when safety process has been implemented, there can be residual unexpected viral transmission or immunological problems.

     Safer autologous fibrin glue can be prepared by different processes, but are not standardized and need other biologicals such as thrombin and antifibrinolytics.

     The new autologous fibrin glue prepared by the Company's innovative medical device is standardized, and truly safe due to the sole use of calcium as an activator, without the addition of any other biologicals such as thrombin or antifibrinolytics. In addition the composition remain constant in terms of components and properties.

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

     In May 1993, a second bone graft substitute was approved by the FDA. This product consists of hydroxyapatite-calcium phosphate and bovine collagen, which must be mixed with the patient's own bone marrow. The company believes that this three-part system is more difficult to use due to the mixing process and has inferior mechanical qualities. It also requires refrigeration, has a shorter shelf life and raises the risks of adverse reaction in patients allergic to bovine collagen, and poses risk of infection. In addition, many countries have prohibited the commercialization of product utilizing bovine collagen as a base.

     The Company has been able to compete in Europe with other producers that also sell their products in the United States. Despite their significantly greater resources, management believes that it will, once its products have been approved by the FDA, be able to be competitive with such companies because of the quality of its products. The presence of these competitors' products in the US market actually may benefit the Company by enabling it to seek foreshortened FDA approval of its products. See "Business - Government Regulation".

     BioCoral has been used in European dental applications for more than 16 years. This use, together with the scientific results of its in vivo use and clinical trials have demonstrated the efficacy of using BioCoral for bone regeneration in dental applications. The Company competes with many businesses in the production and distribution of biomaterials for filling bone cavities before rehabilitation of partially and totally edentulous patients. These businesses compete primarily on the basis of product performance and price, as well as customer loyalty and service. BioCoral also competes with bone grafts and bone graft substitutes. Companies selling competitive products sometimes also sell dental implants, so bundling these products is often a strategy. All of these businesses compete primarily on the basis of product performance and price, as well as on customer loyalty and service.

     Management believes that the Company's products are superior to its competitors' products. The Company has begun to make arrangements for the commencement of clinical trials for certain of its products with a long term/ medium term view toward FDA approval thereof . In the interim, the Company will focus on increasing its European and other sales of its products and entering into joint ventures with key strategic partners for distribution of its products, research and development and the like. No assurance can be given that any such arrangements will be reached or that they will be profitable.

Governmental Regulation

     BioCoral has been approved for marketing in more than 15 countries in Europe, Korea, South Africa, Canada and Australia. BioCoral has been approved for reimbursement by the Tarif Interministeriel des Prestations Sanitaires, the French national health services agency and for reimbursement by social security insurance.

     The Company's products are subject to significant government regulation in the United States and other countries. To test clinically, and to produce and mass market products for human diagnostic and therapeutic use in the United States, the Company must comply with mandatory procedures and safety standards established by the Food and Drug Administration ("FDA") and comparable state and foreign regulatory agencies. Typically, such standards require that products be approved by the government agency as safe and effective for their intended use before being marketed for human applications. Obtaining such approvals in the US could take a some time and involve substantial expenditures. No clinical testing on humans may be undertaken in the United States without first obtaining an Investigational Device Exemption ("IDE") from the FDA.

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

     An accredited scientific team in the US has conducted human clinical studies with a 5 year follow up to confirm bone reconstruction in oral application. This study confirmed the stability of the successful result and management believes that this study will facilitate FDA approval for our product used in this indication when we file for FDA approval.

Employees

     The Company, except for its wholly-owned subsidiary Inoteb, currently has no employees other than its officers and directors who devote as much time as they believe necessary to carry out the affairs of the Company. Inoteb currently has 10 employees whom are full time. The Company will seek to to engage at least three high level individuals for its autologous fibrin glue glue marketing efforts in 2001. In addition, the Company engages the services of various scientific and research consulting teams under consulting contracts, working on research and development projects in different laboratories and hospitals in France and other countries.

Item 2. Description of Property.

     Inoteb currently leases its principal executive offices from an unrelated third party for an aggregate annual rent of approximately $56,000.

Item 3. Legal Proceedings.

     There is no material litigation pending against the Company at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     At December 31, 2000 there were 19,235,260 shares of the Company's Common Stock issued and outstanding, without giving effect to a 1-for-50 reverse split of the Company's outstanding shares of common stock approved by the Company's Board of Directors on December 12, 2000. A significant portion of the outstanding shares of the Company are subject to resale restrictions and, unless registered under the Securities Act of 1933 (the "Act"), or exempted under another provision of the Act, are ineligible for sale in the public market. Sales of substantial amounts of the Common Stock of the Company which are presently restricted in the public market could adversely affect prevailing market prices.

     The following table sets forth information regarding the high and low price for the Company's common stock as reported on the Electronic Bulletin Board. Such prices do not necessarily reflect actual transactions and do not include retail mark-up, mark-down or commissions. The prices set forth below are per share and do not reflect the 1-for-50 reverse split.

Quarter                          High                      Low
-------                          ----                      ---
March 31, 1999                   $1.12                     $1.00

June 30, 1999                    $1.00                     $0.56

September 30, 1999               $0.56                     $0.18

December 31, 1999                $0.42                     $0.05

March 31, 2000                   $0.55                     $0.05

June 30, 2000                    $0.33                     $0.14

September 30, 2000               $0.30                     $0.16

December 31, 2000                $0.30                     $0.16

Holders

     As of December 31, 2000 there were approximately 100 holders of record of the shares of the Company's common stock.

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

Item 6. Management's Discussion and Analysis of Business and Results of
        Operations

Results of Operations for the Year Ended December 31, 2000 Compared to the Year Ended 31, 1999

     Net sales, which are solely attributable to Inoteb, SA ("Inoteb"), the Company's wholly owned French subsidiary, totaled $369,900 for the year ended December 31, 2000, a decrease of $44,900 or 11% from $414,800 for the year ended December 31, 1999. This decrease is primarily the result of a decrease in sales price and volume.

     Operating expenses decreased by approximately $390,000 to approximately $1,065,000 during the year ended December 31, 2000 from approximately $1,455,000 for the year ended December 31, 1999 or 27%. This decrease is primarily attributable to decreases in expenditures for research and development, amortization of goodwill, and other operating expenses.

     Research and development expenses decreased approximately $121,000 or 28% to approximately $315,000 during the year ended December 31, 2000 as compared to approximately $436,000 during the year ended December 31, 1999. This decrease resulted from the completion of several research projects in the latter half of fiscal 1999, as well as the Company's shift of focus from research and development to marketing.

     Amortization expense totaled approximately $11,000 during the year ended December 31, 2000, a decrease of approximately $122,000 or 92% from approximately $133,000 during the year ended December 31, 1999. Goodwill, which was originally recorded in connection with the Company's increased ownership interest in Inoteb's outstanding capital stock during 1998, was written off over thirteen months. As such, goodwill became fully amortized during January 2000.

     Other operating expenses totaled approximately $240,000 during the year ended December 31, 2000, a decrease of approximately $168,000 or 41% from approximately $408,000. This decrease was the result of an approximate $112,000 or 39% decrease in Inoteb's delivery and selling expenses from $286,000 in the year ended December 31, 1999 to $174,000 in the year ended December 31, 2000. In addition, during the year ended December 31, 1999, the Company incurred $90,000 of expenses associated with rent guarantees in connection with the previous sale of its real estate operations. There were no such expenses in the year ended December 31, 2000. These decreases were offset by slight increases in other operating expenses.

    Other expenses (net) increased $38,000 or 22% to $214,000 during the year ended December 31, 2000 as compared to $176,000 during the year ended December 31, 1999. This is primarily due to an increase in interest expense of $36,000 from $195,000 in 1999 to $231,000 in 2000 as a result of amortization of deferred financing costs incurred in connection with the sale of 6% convertible promissory notes which are due December 31, 2002 (see Note 7 in the notes to consolidated financial statements included herein). Such amortization totaled $40,000 in 2000.

    As a result of the above, the Company's net loss for the year ended
December 31, 2000 totaled $909,283 or $.05 per share compared to a net loss of $1,216,421 or $.15 per share for the year ended December 31, 1999. These losses per share were based on weighted average common shares outstanding of 19,235,260 and 7,993,464 for the years ended December 31, 2000 and 1999, respectively, and do not reflect the 1-for-50 reverse split (see Note 11 in the notes to the consolidated financial statements included herein).

Financial Condition, Liquidity and Capital Resources

    As of December 31, 2000, the Company had working capital of approximately $819,000 and unrestricted cash balances of approximately $1,234,000. In addition, the Company had $1,000,000 deposited in escrow as of December 31, 2000 in connection with the sale of convertible notes payable as discussed below, and approximately $495,000 of investments in available-for sale-securities.

    During the year ended December 31, 2000, the Company used $554,000 of cash for operating activities primarily to fund its net loss of $909,000, which was mitigated by other changes in operating assets and liabilities, primarily an increase in accounts payable and accrued expenses of approximately $175,000. The Company's net loss of $909,000 increased its total stockholders' deficiency to $2,053,000 at December 31, 2000. However, during the year ended December 31, 2000, the Company received net proceeds of $500,000 in connection with its subscription receivable that arose from the sale of 11,111,111 shares of common stock in 1999. Additionally, during the year ended December 31, 2000, the Company completed a private offering (the "Offering") of 6% convertible promissory notes payable (the "Notes") due December 31, 2002. The notes are convertible at any time at the holder's option, subject to Company approval, at the rate of $.045 per share. Interest is payable annually, at the Company's option, either in cash or in shares of the Company's common stock. During the year ended December 31, 2000, the Company sold notes in the aggregate principal amount of $3,000,000 to "accredited investors" which represents the maximum number of units available under the Offering. The Company has received $2,000,000 of the proceeds and the remaining $1,000,000 was temporarily restricted as of December 31, 2000 pursuant to agreements with the purchasers. The Company anticipates the remaining proceeds will be released upon the Company's issuance of all the required regulatory documents. In connection with the completion of the Offering, the Company incurred $200,000 of financing costs, which are deferred and being amortized to interest expense over the term of the related loan on a straight-line basis.

    The Company sold Notes in the principal amounts of $1,500,000 in January and June 2000. The Company's common stock had a fair value of $.0625 per share and $.25 per share on those respective dates, which exceeded the conversion price of $.045 per share for each Note. Pursuant to accounting principles generally accepted in the United States of America ("USGAAP"), the excess on each date constituted a beneficial conversion feature or right for which the value is measured by the difference between the aggregate conversion price and the fair value of the common stock into which the securities are convertible, multiplied by the number of shares into which the securities are convertible. Accordingly, the beneficial conversion rights attributable to the issuance of the Notes had an aggregate fair value of approximately $7,417,000, which equaled the excess of the aggregate amount the purchasers would have paid if they could have and would have converted all of the Notes, paid the exercise price of $.045 per share and sold the 66,666,667 shares of common stock received upon conversion at their fair value on the respective dates of purchase. Pursuant to USGAAP, the lesser of the fair value of the beneficial conversion rights ($7,417,000) or the principal amount of the Notes ($3,000,000) is chargeable to interest expense over the period from the respective dates of issuance through the date on which the Notes first become convertible. However, the conversion of the Notes is contingent upon the Company's consent to such conversion and, therefore, the date on which the Notes first become convertible cannot be determined until such consent is requested and granted. Accordingly, the Company will charge to interest expense a proportionate amount of the maximum of $3,000,000 attributable to the beneficial conversion rights at such time as consent is requested and granted.

Current Plans of the Company

     As disclosed above, the Company obtained authorization approval from AFSSAPS to prepare and distribute its autologous fibrin glue in France. The Company is in the process of preparing the professional development and marketing team for the commercialization of its autologous surgical glue in order to begin commercialization in France for patients who need intensive care (involving patient blood). Because of its nature, use of the product is severely restricted in France. Due to the success of its European-based clinical trials, the Company obtained EC certificate label approval on June 8, 2000. In addition, the Company plans to establish a subsidiary in Canada and has established authorizations necessary for the sale of BioCoral in Canada, and is seeking authorization for the sale in Canada of its other products as well.

     The Company intends to focus on the marketing and development of BioCoral and related products. Obtaining approval for the sale of such products in the United States will require a significant expenditure of capital over the foreseeable future. The Company anticipates realizing some revenues from the sale of BioCoral and related products in 2001 and additional revenues from sale of its autologous biological surgical glue are expected to be sufficient to maintain the Company's operations through 2002. As mentioned above, the Company is also actively seeking a significant investor/joint venturer to assist in the funding of its operations in North America.

     The Company has not been significantly affected by inflation during the past fiscal year.

Special Note Regarding Forward-Looking Statements

     Statements contained in various portions of this Annual Report on Form 10-KSB (including, without limitation, this Item 6 and Item 1 regarding, among other things, the dates upon which the Company anticipates commencing clinical trials for certain of its products or receiving certain revenues or proceeds constitute forward-looking statements under the Federal securities laws. Such statements are subject to certain risks and uncertainties that could cause the actual timing of such revenues, clinical trials or other events to differ materially from those projected. With respect to such dates, the Company's management has made certain assumptions regarding, among other things, timeliness in payment by the parties with which it deals, the successful and timely completion of pre-clinical tests, obtaining certain approvals of the clinical trials from the FDA, the availability of adequate clinical supplies, the absence of delays in patient enrollment and the availability of adequate capital resources necessary to complete the clinical trials. The Company's ability to commence clinical trials on the dates anticipated is subject to certain risks and the Company's ability to recognize revenue is subject to both ordinary and extraordinary business risks. Undue reliance should not be placed on the dates on which the Company anticipates recognizing revenues or commencing clinical trials. These estimates are based upon the current expectations of Company's management, which may change in the future due to a large number of potential events, including unanticipated future developments.

Item 7. Financial Statements.

     Attached.

Item 8. Changes In and Disagreement with Accountants on Accounting and Financial
        Disclosure:

     None.

                                    PART III

Item 9. Directors. Executive Officers, Promoters and Control Persons; Compliance With Section 16 (a) of the Exchange Act

     The following is certain information with respect to directors, executive officers and key employees of the Company as of March 31, 2001:

     Nasser Nassiri, Age 38 Chairman of the Board, President and a Director, Yuhko Grossmann, Age 36, Secretary, Treasurer and a Director, and Jean Darondel Age 58, Director.

     Each of such persons was elected or appointed for a one-year term to serve and hold office until their respective successors are elected or appointed.

     Nasser Nassiri is the Chief Executive Officer, Chairman of the Board and a director of the Company. Mr. Nassiri is a Paris-based financier active in Europe and the Middle East. Since 1990, he has been a private investor and financial advisor to several European financial and portfolio institutions, as well as family investment companies and pharmaceutical businesses in the Middle East. From 1983 to 1987, Mr. Nassiri was a director of Prak Management, a privately-held Middle East-based oil and gas holding company.

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

     Jean Darondel is a director of the Company. Dr. Jean Darondel was co-founder of Inoteb and is its President General for several years, Dr. Darondel is Biocoral Inc, permamte representative in Inoteb Board and is a active member of different scientific pilotage commities programs. Dr. Darondel is known for his research in the field of veterinary medicine and business developement in the medical/pharmaceutical fields. Dr; Darondel is focusing his efforts on expanding the commercialization of Biocoral products in Europe.

     BioCoral also has a Scientific Advisory Board to aid it in the strategic development of its products. Its members include Dr. Jean Louis Patat, Dr. Jean Darondel, Dr. Alberto Jussman, Dr. Jean-Pierre Ouhayoun and Dr. Rosy Eloy. Dr. Patat, a former President Director General of Inoteb, is a member of the European Society of Biomaterials and La Societe de Medicine de Paris. Dr. Patat has been involved with the development of BioCoral since 1979 focusing on its osteoporosis applications since 1991. Dr. Alberto Jussman is a specialist in post-menopausal medicine and the prevention of osteoporosis and is a consultant to the Laboratoires pour la Pharmacie et les Devices Medical and teaches at the CHU Bichat-Claude Bernard in Paris. Dr. Ouhayoun is doctor of dental surgery and Professor and Chairman of the Department of Periodontology at the University of Paris 7 School of Dentistry. He is also chief of the dental clinic at Garanciere Hotel Dieu, and is in charge of the research unit at the Orthopedic Research Laboratory in Paris specializing in bone regeneration. Dr. Rosy Eloy, former Vice President of the Administrative Council of INSERM, is Director of Biomatech, a French company that tests and evaluates biomaterials and pharmaceutical products.

Limitation on Liability of Directors

     As permitted by Delaware law, Image Technology's Certificate of Incorporation includes a provision which provides that a director of Image Technology shall not be personally liable to Image Technology or its stockholders for monetary damages for a breach of fiduciary duty as a director, except (i) for any breach of the director's duty of loyalty to Image Technology or its stockholders, (ii) under Section 174 of the General Corporation Law of the State of Delaware, which prohibits the unlawful payment of dividends or the unlawful repurchase or redemption of stock, or (iii) for any transaction from which the director derives an improper personal benefit. This provision is intended to afford directors protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of duty of care by a director. As a consequence of this provision, stockholders of Image Technology will be unable to recover monetary damages against directors for action taken by them which may constitute negligence or gross negligence in performance of their duties unless such conduct falls within one of the foregoing exceptions. The provision, however, does not alter the applicable standards governing a director's fiduciary duty and does not eliminate or limit the right of Image Technology or any stockholder to obtain an injunction or any other type of non-monetary relief in the event of a breach of fiduciary duty. Image Technology believes this provision will assist in securing and retaining qualified persons to serve as directors.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of stock ownership and reports of changes in stock ownership.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during Fiscal 1998, its officers, directors, and greater than ten-percent beneficial owners have complied with all applicable Section 16(a) filing requirements.

Item 10. Executive Compensation

     Directors do not receive compensation for their duties as directors.

     On September 1, 1997, the Company entered into a Consulting Agreement with Nasser Nassiri, its Chairman, pursuant to which Mr. Nassiri serves as Chairman of the Company. The Agreement, which is for a three year term, provides for base compensation of $150,000 per annum, reimbursement of certain expenses and for a payment of two years' compensation thereunder in the event of a change in control of the Company. The agreement has been renewed for another one year to August 30, 2001 with the same condition as the Agreement. Through December 31, 2000, Mr. Nassiri had taken no cash compensation pursuant to his Consulting Agreement.

     During 2000, the Company reimbursed all directors (collectively) the aggregate sum of $27,000 for expenses incurred. In addition, there is no prohibition on advances being made by the Company to its officers and directors although no such advances have been made to date. Management is not currently aware of any circumstances under which it would institute a policy of prohibiting advances from being made to its officers and directors. The stockholders of the Company will not have the opportunity to vote on or approve such compensation. There is no maximum dollar amount of compensation that may be paid to management.

     On November 15, 1999, the Company granted to each of Nasser Nassiri, its Chairman and a director, and Ramine Almassi and Jean Darondel, each then a director of the Company (although Mr. Almassi is no longer a director) options to purchase up to 100,000 shares of the Company's common stock at an exercise price of $ 0.20 per share. The consideration for the grant of such options was nominal. The option was exercisable at any time during the five year period following its grant. The option exercise price was in excess of the market price of the shares of the Company's common stock on the date of grant.

     On December 30, 1999, the Company granted to each of Nasser Nassiri, its Chairman and a director, and Yuhko Grossmann, Secretary/Treasurer and a director of the Company options to purchase up to 250,000 shares of the Company's common stock at an exercise price of $ 0.08 per share. The consideration for the grant of such options was nominal. The option was exercisable at any time during the five year period following its grant. The option exercise price was in excess of the market price of the shares of the Company's common stock on the date of grant.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of December 31, 2000, information relating to the beneficial ownership of the Company's Common Stock by those persons beneficially holding more than 5% of the Company's Common Stock (without giving effect to the 1-for-50 reverse split), by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group. Unless otherwise indicated, the address for each person listed below is in care of the Company.

Name and Address                  Amount and Nature of         Percent of Class
                                  Beneficial Ownership

Jean Darondel                            100,000*                    0.5%

Yuhko Grossmann                          250,000**                   1.3%

Nasser Nassiri                           350,000***                  1.7%

All Officers/Directors as a              700,000                     3.6%
Group (2 persons)


*  Includes 100,000 currently exercisable stock options.

** Includes 250,000 currently exercisable stock options.

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

                                   BIOCORAL, INC. AND SUBSIDIARIES

                                              I N D E X

                                                                           PAGE
                                                                           ----
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-2/3

CONSOLIDATED BALANCE SHEETS
     DECEMBER 31, 2000 AND 1999                                             F-4

CONSOLIDATED STATEMENTS OF OPERATIONS
     YEARS ENDED DECEMBER 31, 2000 AND 1999                                 F-5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
     YEARS ENDED DECEMBER 31, 2000 AND 1999                                 F-6

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
     YEARS ENDED DECEMBER 31, 2000 AND 1999                                 F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 31, 2000 AND 1999                                 F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-9/19


                                      * * *

                              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
BioCoral, Inc.

We have audited the accompanying consolidated balance sheets of BIOCORAL, INC. AND SUBSIDIARIES as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Inoteb SA, a 100%-owned subsidiary as of December 31, 2000 and 1999, respectively, which statements reflect total assets of approximately $412,000 and $455,000 as of December 31, 2000 and 1999, respectively, and losses of approximately $325,000 and $480,000 for the years ended December 31, 2000 and 1999, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Inoteb SA, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioCoral, Inc. and Subsidiaries as of December 31, 2000 and 1999, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                  J.H. COHN LLP

Roseland, New Jersey
March 20, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Inoteb SA

We have audited the consolidated balance sheets of INOTEB SA (a French corporation) AND SUBSIDIARY as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements, which are not presented separately herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inoteb SA and Subsidiary as of December 31, 2000 and 1999, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                CONSULTAUDIT S.A.

Paris, France
March 12, 2001

                         BIOCORAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS                                          2000               1999
                                     ------                                          ----               ----
Current assets:
    Cash                                                                         $  1,234,081        $   441,838
    Cash held in escrow                                                             1,000,000
    Investments in available-for-sale securities                                      494,709
    Accounts receivable, net of allowance for doubtful accounts
        of $1,000 in 2000                                                              52,700            112,900
    Inventories                                                                       138,200            191,900
    Common stock subscription receivable                                                                 500,000
    Other current assets                                                               24,400             14,500
                                                                                 ------------        -----------
           Total current assets                                                     2,944,090          1,261,138
Property and equipment, net of accumulated depreciation of
    $296,730 and $267,630                                                              50,900             67,442
Deferred financing costs, net of accumulated amortization of
    $40,000 in 2000                                                                   160,000
Goodwill, net of accumulated amortization of $132,538                                                     11,033
Other assets                                                                          158,506            159,267
                                                                                 ------------        -----------
           Totals                                                                $  3,313,496        $ 1,498,880
                                                                                 ============        ===========

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
               ----------------------------------------
Current liabilities:
    Current portion of long-term debt                                            $  1,115,200       $    431,800
    Notes payable to related parties                                                                     347,015
    Accounts payable and accrued liabilities                                        1,009,917            835,169
                                                                                 ------------        -----------
           Total current liabilities                                                2,125,117          1,613,984
Long-term debt, net of current portion                                              3,241,100            986,100
                                                                                 ------------        -----------
           Total liabilities                                                        5,366,217          2,600,084
                                                                                 ------------        -----------
Commitments and contingencies

Stockholders' deficiency:
    Preferred stock, par value $.001 per share; 1,000,000
        shares authorized; none issued                                                    -                  -
    Common stock, par value $.001 per share; 20,000,000
        shares authorized; 19,235,260 shares issued and
        outstanding                                                                    19,235             19,235
    Additional paid-in capital                                                     13,589,355         13,589,355
    Accumulated deficit                                                           (15,619,077)       (14,709,794)
    Accumulated other comprehensive loss - net unrealized
        holding loss on available-for-sale securities                                 (42,234)
                                                                                 ------------        -----------
           Total stockholders' deficiency                                          (2,052,721)        (1,101,204)
                                                                                 ------------        -----------
           Totals                                                                $  3,313,496        $ 1,498,880
                                                                                 ============        ===========


See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                      2000               1999
                                                                      ----               ----
Net sales                                                        $   369,900        $   414,800
                                                                 -----------        -----------
Operating expenses:
    Cost of sales                                                    159,400            157,600
    Research and development                                         315,315            435,763
    Depreciation of property and equipment                            29,100             37,600
    Amortization of goodwill                                          11,033            132,538
    Consulting and professional fees                                 310,610            283,673
    Other operating expenses                                         239,995            407,934
                                                                 -----------        -----------
        Totals                                                     1,065,453          1,455,108
                                                                 -----------        -----------
Operating loss                                                      (695,553)        (1,040,308)
                                                                 -----------        -----------
Other income (expense):
    Interest                                                        (230,510)          (194,520)
    Realized gain on available-for-sale securities                     4,242
    Other                                                             12,538             18,407
                                                                 -----------        -----------
        Totals                                                      (213,730)          (176,113)
                                                                 -----------        -----------
Net loss                                                         $  (909,283)       $(1,216,421)
                                                                 ===========        ===========
Basic net loss per common share                                  $      (.05)       $      (.15)
                                                                 ===========        ===========
Basic weighted average common shares outstanding                  19,235,260          7,993,464
                                                                 ===========        ===========


See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                        2000          1999
                                                                        ----          ----
Net loss                                                             $(909,283)   $(1,216,421)

Other comprehensive loss - unrealized holding loss on
    available-for-sale securities                                      (42,234)
                                                                     ---------    -----------
Comprehensive loss                                                   $(951,517)   $(1,216,421)
                                                                     =========    ===========


See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                              Common Stock
                                           ----------------------
                                                                                            Accumulated
                                           Number                 Additional                    Other         Total
                                            of                     Paid-In     Accumulated   Comprehensive  Stockholders'
                                           Shares      Amount      Capital       Deficit         Loss        Deficiency
                                           ------      ------     ----------   -----------  --------------  ------------
Balance, January 1, 1999                  7,924,149    $ 7,924   $12,400,666   $(13,493,373)               $(1,084,783)

Conversion of long-term debt into
    common stock                            200,000        200       699,800                                   700,000

Subscriptions for purchase of common
    stock                                11,111,111     11,111       488,889                                   500,000

Net loss                                                                         (1,216,421)                (1,216,421)
                                         ----------    -------   -----------   ------------                -----------
Balance, December 31, 1999               19,235,260     19,235    13,589,355    (14,709,794)                (1,101,204)

Unrealized holding loss on available-
    for-sale securities                                                                        $(42,234)       (42,234)

Net loss                                                                           (909,283)                  (909,283)
                                         ----------    -------   -----------   ------------    --------    -----------
Balance, December 31, 2000               19,235,260    $19,235   $13,589,355   $(15,619,077)   $(42,234)    (2,052,721)
                                         ==========    =======   ===========   ============    ========    ===========




See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                   2000             1999
                                                                                   ----             ----
Operating activities:
    Net loss                                                                   $ (909,283)       $(1,216,421)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation of property and equipment                                     29,100             37,600
        Amortization of goodwill                                                   11,033            132,538
        Amortization of deferred financing costs                                   40,000
        Realized gain on sale of available-for-sale securities                     (4,242)
        Changes in operating assets and liabilities:
           Accounts receivable                                                     60,200            (16,400)
           Inventories                                                             53,700              5,600
           Other current assets                                                    (9,900)            87,400
           Other assets                                                               761              8,023
           Accounts payable and accrued liabilities                               174,748            167,752
                                                                               ----------        -----------
                  Net cash used in operating activities                          (553,883)          (793,908)
                                                                               ----------        -----------
Investing activities:
    Capital expenditures                                                          (12,558)           (57,205)
    Purchases of available-for-sale securities                                   (636,653)
    Proceeds from sales of available-for-sale securities                          103,952
    Net proceeds from disposal of real estate operations
        discontinued in 1997                                                                         230,639
                                                                               ----------        -----------
                  Net cash provided by (used in) investing activities            (545,259)           173,434
                                                                               ----------        -----------
Financing activities:
    Principal payments on notes payable to related parties                       (347,015)           (81,796)
    Proceeds from long-term obligations                                         2,000,000
    Principal payments on long-term obligations                                   (61,600)          (200,500)
    Deferred financing costs                                                     (200,000)
    Proceeds from subscriptions for sale of common stock                          500,000
                                                                               ----------        -----------
                  Net cash provided by (used in) financing activities           1,891,385           (282,296)
                                                                               ----------        -----------
Net increase (decrease) in cash                                                   792,243           (902,770)
Cash, beginning of year                                                           441,838          1,344,608
                                                                               ----------        -----------
Cash, end of year                                                              $1,234,081        $   441,838
                                                                               ==========        ===========
Supplemental disclosure of cash flow data:
    Interest paid                                                              $   18,094        $    88,397
                                                                               ==========        ===========



See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies:
              Business:
                 BioCoral, Inc. ("BioCoral") was incorporated under the laws of the State of Delaware on May 4, 1992 and organized originally as a "blind pool" or "blank check" company for the purpose of either merging with or acquiring an operating company. BioCoral was a "development stage company" for accounting purposes until March 25, 1994 when it acquired commercial real estate properties from a commonly-controlled related party. The Company discontinued its real estate operations in 1997 and received the final portion of the sales proceeds from those operations in 1999.

                 During 1995, BioCoral entered into biomaterials operations when it acquired an option to purchase a controlling interest in Inoteb SA ("Inoteb"), a French corporation, that specializes in research and development and manufactures patented high technology biomaterials. During July 1996, BioCoral purchased the controlling interest in Inoteb and increased its interest through additional purchases of common stock to 67% in 1997 and 100% in 1998 (see Note 2).

                 BioCoral, Inoteb and BioCoral's other subsidiaries are referred to collectively herein as the "Company."

                 As of December 31, 2000, substantially all of the Company's continuing operations were biomaterials operations conducted through Inoteb. Such operations consist primarily of researching and developing, manufacturing and marketing patented high technology biomaterials, bone substitute materials made from coral and other orthopedic, oral and maxillo-facial products, including products marketed under the trade name of BioCoral. The Company has obtained regulatory approvals to market its products throughout Europe and in Canada and certain other countries. The Company owns various patents for its products which have been validated and issued in the United States, Canada, Japan, Australia and various countries throughout Europe. However, the Company has not applied for the regulatory approvals needed to market its products in the United States. Obtaining such approvals in the United States could take a period of time and involve substantial expenditures.

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

              Use of estimates:
                 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("USGAAP") requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):
              Cash:
                 The Company maintains cash deposits in domestic and foreign banks. At December 31, 2000, the Company had cash balances that exceeded insurance limits by approximately $1,170,000. The Company reduces its exposure to credit risk by maintaining such deposits in major financial institutions and monitoring their credit ratings.

              Investments in securities:
                 The Company's investments in marketable equity securities have been classified as "available-for-sale." Accordingly, they are carried at fair value, with unrealized gains and losses, net of related tax effects, reported as a separate component of stockholders' equity (deficiency) and accumulated other comprehensive income (loss).

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

              Deferred financing costs:
                 Debt issuance costs are deferred and amortized to interest expense over the term of the related loan on a straight-line basis.

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

              Advertising:
                 The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were not material in 2000 and 1999.

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

                 Since the Company had losses in 2000 and 1999, the assumed effects of the exercise of stock options were anti-dilutive and, accordingly, diluted per share amounts have not been presented in the accompanying consolidated statements of operations.

              Foreign currency translation and transactions:
                 Assets and liabilities of Inoteb are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during each year. Resulting translation adjustments, which are recorded as a separate component of stockholders' deficiency, and foreign currency transaction gains and losses, which are included in net income or loss in each year, were not material as of December 31, 2000 and 1999 and for the years then ended.

              Recent pronouncements:
                 The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of December 31, 2000 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 2000 and 1999 or that they will have a significant affect at the time they become effective.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (concluded):
              Reclassifications:
                 Certain accounts in the accompanying 1999 consolidated financial statements have been reclassified to conform to the 2000 presentations.

Note 2 - Acquisition of Inoteb:
                 From July 1996 through December 31, 1997, the Company effectively acquired 67% of Inoteb's common stock. The acquisition was accounted for as a purchase. Based on recurring losses and uncertainties related to its ability to generate profits in future periods from the Inoteb technology, the Company deemed the goodwill associated with the acquisition of the 67% interest in Inoteb to be impaired and the remaining carrying value was written off in 1997.

                 During December 1998, concurrent with a corporate reorganization of Inoteb, the Company increased its ownership interest in Inoteb's outstanding capital stock to 100% for consideration of $890,000, or $143,571 after elimination of an intercompany transfer of approximately $746,429. The cost of the additional interest in Inoteb, which was purchased, effectively, from employees and other related and unrelated parties, exceeded the Company's proportionate interest in the underlying net assets by $143,571. Such excess was allocated to goodwill. Based on the uncertainties related to its ability to generate profits in the future from the Inoteb technology, the goodwill associated with the purchase of the additional interest was written off over thirteen months (the shortest period allowable under USGAAP). Amortization expense totaled $132,538 in 1999.

Note 3 - Investments in available-for-sale securities:
                 At December 31, 2000, the Company's investments in marketable securities were classified as available-for-sale and consisted of equity securities with an aggregate fair value of $494,709 and a cost totaling $536,943. The unrealized holding loss of $42,234 at December 31, 2000 (there were no unrealized holding gains) is reflected as a separate component of stockholders' deficiency. Realized gains totaled $4,242 in 2000.

Note 4 - Income taxes:
                 As of December 31, 2000, the Company had net operating loss carryforwards of approximately $9,300,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $3,162,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2000.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Income taxes (concluded):
                 The Company had also offset the potential benefits of $2,853,000 and $2,482,000 from net operating loss carryforwards by equivalent valuation allowances as of December 31, 1999 and 1998, respectively. As a result of the increases in the valuation allowance of $309,000 and $371,000 during the years ended December 31, 2000 and 1999, respectively, there are no credits for income taxes reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

Note 5 - Property and equipment:
                 Property and equipment used in the Company's medical products operations consisted of the following:

                                                                        2000             1999
                                                                        ----             ----
                 Land                                                $  10,000        $  10,000
                 Buildings and improvements                            227,830          219,600
                 Equipment and furnishings                             109,800          105,472
                                                                     ---------        ---------
                                                                       347,630          335,072
                 Less accumulated depreciation                         296,730          267,630
                                                                     ---------        ---------
                    Totals                                           $  50,900        $  67,442
                                                                     =========        =========

Note 6 - Short-term notes payable to related parties:
                 At December 31, 1999, the Company had outstanding notes payable to related parties with an aggregate principal balance of $347,015 that were due on demand and bore interest at 10%. The notes were secured by 5,221 shares of common stock of Inoteb SA, the Company's wholly-owned French subsidiary (see Note 9). The noteholders had the option to convert the notes at any time into a total of approximately 405,000 shares of common stock of the Company (which was equivalent to a conversion rate of $.8576 per share). During 2000, the outstanding principal balance of all the notes was paid in full and the Company had no further obligations in connection with these notes payable as of December 31, 2000. Interest on such borrowings totaled approximately $6,500 and $41,000 in 2000 and 1999, respectively.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Long-term debt:

              Long-term debt at December 31, 2000 and 1999 consisted of the following:


                                                                                                 2000                1999
                                                                                                 ----                ----
                 Term loans payable monthly in varying installments,
                   including interest at rates ranging from 8.06% to
                   9.5%, through December 2001 (A)                                           $   291,200        $   310,500
                 8% callable convertible promissory notes payable (B) (D)                        800,000            800,000
                 6% convertible promissory notes payable (C) (D)                               3,000,000
                 Noninterest bearing advances initially scheduled to be
                   paid in monthly installments through 2002 (E)                                 265,100            307,400
                                                                                             -----------        -----------
                                                                                               4,356,300          1,417,900
                 Less current portion                                                          1,115,200            431,800
                                                                                             -----------        -----------
                 Long-term debt                                                              $ 3,241,100        $   986,100
                                                                                             ===========        ===========

             (A) The loans were secured by equipment with a net carrying value of approximately $51,000 at December 31, 2000.

             (B) The 8% callable convertible promissory notes payable (the
                 "8% Notes") are due on December 31, 2001 and are convertible at any time at the holder's option at the rate of $3.50 per share. Interest on the 8% Notes is payable annually, at the Company's option, either in cash or shares of the Company's common stock. The Company sold the 8% Notes to "accredited investors" during 1998 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933 (the "Act"). During 1999, noteholders converted 8% Notes in the principal amount of $700,000 into 200,000 shares of common stock at $3.50 per share. The conversions were noncash transactions that are not reflected in the accompanying 1999 consolidated statement of cash flows.

             (C) The 6% convertible promissory notes payable (the "6%
                 Notes") are due on December 31, 2002 and are convertible at any time at the holder's option, subject to Company approval, at the rate of $.045 per share. Interest on the 6% Notes is payable annually, at the Company's option, either in cash or shares of the Company's common stock. The Company sold 6% Notes in the aggregate principal amount of $3,000,000 to "accredited investors" during 2000 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Act. Proceeds of $1,000,000 from the sales of 6% Notes were temporarily restricted as of December 31, 2000 pending the Company's issuance of all required regulatory documents. Accordingly, the proceeds are classified as cash held in escrow in the accompanying consolidated balance sheet as of that date. The issuances of 6% Notes subject to temporary restrictions were noncash transactions that are not reflected in the accompanying 2000 consolidated statement of cash flows.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Long-term debt (concluded):
                 The Company sold 6% Notes in the principal amount of $1,500,000 in January and June 2000. The Company's common stock had a fair value of $.0625 per share and $.25 per share on those respective dates, which exceeded the conversion price of $.045 per share for each 6% Note. Pursuant to USGAAP, the excess on each date constituted a beneficial conversion feature or right for which the value is measured by the difference between the aggregate conversion price and the fair value of the common stock into which the securities are convertible, multiplied by the number of shares into which the securities are convertible. Accordingly, the beneficial conversion rights attributable to the issuances of the 6% Notes had an aggregate fair value of approximately $7,417,000, which equaled the excess of the aggregate amount the purchasers would have paid if they could have and would have converted all of the 6% Notes, paid the exercise price of $.045 per share and sold the 66,666,667 shares of common stock received upon conversion at their fair value on the respective dates of purchase. Pursuant to USGAAP, the lesser of the fair value of the beneficial conversion rights ($7,417,000) or the principal amount of the 6% Notes ($3,000,000) is chargeable to interest expense over the period from the respective dates of issuance through the date on which the 6% Notes first become convertible. However, the conversion of the 6% Notes is contingent upon the Company's consent to such conversion and, therefore, the date on which the 6% Notes first become convertible cannot be determined until such consent is requested and granted. Accordingly, the Company will charge to interest expense a proportionate amount of the maximum of $3,000,000 attributable to the beneficial conversion rights at such time as consent is requested and granted.

             (D) A total of 228,571 and 66,666,667 shares of common stock were issuable as of December 31, 2000 upon conversion of the outstanding 8% Notes and 6% Notes, respectively (see Note 11).

             (E) The advances were made to Inoteb by ANVAR, an agency of the
                 French government that finances or subsidizes certain "credible" research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, Inoteb will not have to pay some or all of the advances. The Company did not receive any material subsidies in 2000 and 1999.

             Principal payment requirements on long-term obligations in each of the years subsequent to December 31, 2000 are $1,115,200 in 2001, $3,028,400 in 2002, $42,600 in 2003, $70,900 in 2004 and $99,200 in
             2005.

             Management of the Company believes that the term loans, the 8% Notes, the 6% Notes and the noninterest bearing advances had carrying values that approximated their fair values as of December 31, 2000 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of that date.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Preferred and common stock:
                 As of December 31, 2000, the Company was authorized to issue up to 1,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued by the Company as of December 31, 2000.

                 On December 30, 1999, an accredited investor entered into a subscription agreement for the purchase of 11,111,111 shares of the Company's common stock with a total purchase price of $500,000, or $.045 per share which approximated the market value at that date. The Company received the proceeds prior to the issuance of its 1999 consolidated financial statements and, accordingly, it has reflected a receivable for the amount of the subscription and an equivalent amount of additional paid-in capital in the accompanying consolidated balance sheet as of December 31, 1999.

Note 9 - Stock option plan:
                 On May 4, 1992, the Company adopted a stock option plan (the "Plan") pursuant to which it was originally authorized to grant options to purchase up to 2,000,000 shares of common stock (see
                 Note 10). The exercise price, the manner of exercise and the other terms of each option are to be determined by the Company's Board of Directors.

                 During 1999, the Company granted options to employees to purchase 800,000 shares of common stock at a weighted average exercise price of $.125 per share. No options were granted, cancelled or exercised during 2000 and, accordingly, options to purchase 800,000 shares of common stock remained outstanding and options for the purchase of 1,200,000 shares were available for grant at December 31, 2000 (see Note 11).

                 The Company has elected to make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied if such pro forma amounts differ materially from the historical amounts. Therefore, the Company will account for stock options granted to employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and recognize compensation costs as a result of stock options granted to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock.

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Segment and geographic information:

                 The Company operates principally in one industry segment which includes the research and development, manufacture and sale of biomedical materials used in medical products. The Company conducts operations outside of the United States, principally in France. Information about the Company's operations and assets in different geographic locations for 2000 and 1999 is shown below pursuant to the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information":

                                                      United
                                                      States           France        Others          Consolidated
                                                      ------           ------        ------          ------------
      2000
      ----
      Net sales                                                    $   369,900                       $    369,900
                                                                   -----------                       ------------
      Operating expenses:
         Depreciation of property
            and equipment                                               29,100                             29,100
         Amortization of goodwill                $     11,033                                              11,033
         Other operating expenses                     348,876          675,200     $    1,244           1,025,320
                                                 ------------      -----------     ----------        ------------
                Totals                                359,909          704,300          1,244           1,065,453
                                                 ------------      -----------     ----------        ------------
      Operating loss                             $   (359,909)     $  (334,400)    $   (1,244)       $   (695,553)
                                                 ============      ===========     ==========        ============
      Total assets                               $  2,790,188      $   411,600     $  111,708        $  3,313,496
                                                 ============      ===========     ==========        ============
      1999
      ----
      Net sales                                                    $   414,800                       $    414,800
                                                                   -----------                       ------------
      Operating expenses:
         Depreciation of property
            and equipment                                               37,600                             37,600
         Amortization of goodwill                $    132,538                                             132,538
         Other operating expenses                     449,524          828,845     $    6,601           1,284,970
                                                 ------------      -----------     ----------        ------------
                Totals                                582,062          866,445          6,601           1,455,108
                                                 ------------      -----------     ----------        ------------
      Operating loss                             $   (582,062)     $  (451,645)    $   (6,601)       $ (1,040,308)
                                                 ============      ===========     ==========        ============
      Total assets                               $  1,044,039      $   454,841     $    -            $  1,498,880
                                                 ============      ===========     ==========        ============

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11- Subsequent events:
                 On December 12, 2000, the Company's Board of Directors approved the following actions, subject to the consent of a majority of the Company's stockholders and completion of appropriate regulatory filings: an increase in the number of common shares authorized for issuance by the Company from 20,000,000 shares to 100,000,000 shares; a 1-for-50 reverse split of the Company's outstanding shares of common stock; and an increase in the number of shares of the Company's common stock that may be subject to stock options from 2,000,000 shares to 20,000,000 shares. As of December 31, 2000, the number of shares outstanding and the number of shares issuable upon the conversion or exercise of outstanding 8% Notes, 6% Notes and stock options (see Notes 7 and 9) exceeded the number of shares authorized for issuance by the Company. Management expects that the Company will complete all of the required regulatory filings and obtain all of the required regulatory approvals in April 2001. The accompanying consolidated financial statements do not give affect to any of these pending changes.

                 The following table shows the components of stockholders' deficiency as set forth in the accompanying historical consolidated balance sheet as of December 31, 2000 and the components on a pro forma basis as if assuming the change in the number of authorized shares and as if the 1-for-50 reverse split had occurred as of that date:

                                                                                Historical        Pro Forma
                                                                                ----------        ---------
Stockholders' deficiency:
   Preferred stock, par value $.001 per share;
      1,000,000 shares authorized; none issued                              $       -         $         -
   Common stock, par value $.001 per share;
      20,000,000 shares authorized, 100,000,000
      shares to be authorized; 19,235,260
      shares issued and outstanding; 384,705 shares to be
      issued and outstanding                                                      19,235                384
   Additional paid-in capital                                                 13,589,355         13,608,206
   Accumulated deficit                                                       (15,619,077)       (15,619,077)
   Accumulated other comprehensive loss - net
      unrealized holding loss                                                    (42,234)           (42,234)
                                                                            ------------       ------------
          Total stockholders' deficiency                                    $ (2,052,721)      $ (2,052,721)
                                                                            ============       ============

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11- Subsequent events (concluded):
                 The following table shows basic net loss per common share and basic weighted average common shares outstanding on a historical basis, as set forth in the accompanying consolidated statements of operations for the years ended December 31, 2000 and 1999, and on a pro forma basis as if the 1-for-50 reverse split had occurred as of December 31, 2000:


                                                                                2000               1999
Historical:                                                                     ----               ----
   Net loss                                                                 $  (909,283)       $(1,216,421)
                                                                            ===========        ===========
   Basic net loss per common share                                          $      (.05)       $      (.15)
                                                                            ===========        ===========
   Basic weighted average common shares outstanding                          19,235,260          7,993,464
                                                                            ===========        ===========
Pro forma:
   Net loss                                                                 $  (909,283)       $(1,216,421)
                                                                            ===========        ===========
   Basic net loss per common share                                          $     (2.36)       $     (7.67)
                                                                            ===========        ===========
   Basic weighted average common shares outstanding                             384,705            158,669
                                                                            ===========        ===========

                                     PART IV


Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A) Financial Statement

     The financial statements required by this Annual Report on Form 10-K are contained herein under Items 7 above.

(B) Reports on Form 8-K

     No reports were filed with the United States Securities and Exchange Commission during the fourth quarter of the fiscal year ended May 31, 2000.

(C) Exhibits

     The following table sets forth the exhibits required by Item 601 of Regulation S-K with respect to this Annual Report on Form 10-K, and, if incorporated by reference, an indication of where such exhibit may be found.


Exhibit Number             Description of Document
-------------------        -----------------------
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

        4.1                Form of the Company's 3 Year 6 Percent Convertible Promissory Note Due
                           December 31, 2002 (filed herewith)

        4.2                Form of the Company's 3 year 8 percent convertible redeemable debenture due December 31, 2001.

        10.1               1992 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the
                           Registration tatement)

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

        10.11              Credit Agreement between Societe Financiere Privee SA and the Company, dated March 22, 1994 (incorporated by reference to Exhibit 10.11 to
                           Amendment No. 1) 10.12 Letter of Intent, dated May 31, 1994 between the
                           Company and Borgonuovo SIM, S.p.A. (incorporated by reference to Exhibit
                           10.12 to Amendment No. 2 to the Company's Registration Statement filed with the Commission on July 15, 1994 ("Amendment No. 2")

        10.13              Mortgage Loan Commitment between the Principal Financial Group and
                           Cabestan, Inc., dated June 20, 1994, (incorporated by reference to
                           Exhibit 10.13 to Amendment No. 3)

        10.14              Stock Purchase Agreement, dated September 12, 1994, by and between
                           IMMO-Finance Corporation, Kialu S.r.L. and Alessandro Bassetti,
                           (incorporated by reference to Exhibit 10.14 to Amendment No. 3 to the
                           Company's Registration statement, as filed with the Commission on
                           September 2, 1994 ("Amendment No 3"))

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

        10.19              Contract de Fournitures between Inoteb and 3H Human Health Hightech PLC, dated October 11, 1995 (incorporated by reference to Exhibit 10.19 to
                           Company's 1996-10-KSB)

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

        10.27              Stock Option Agreement between Biocoral and each of Nasser Nassiri and
                           Riccardo Mortara, dated December 31, 1996 (incorporated by reference to
                           Exhibit 10.27 to Company's 1996-10-KSB)

        10.28              Stock Option Agreement, dated October 21, 1997, by and between Biocoral and Nasser Nassiri (incorporated by reference to Exhibit 10.28 to
                           Company's 1997 10-KSB)

        10.29              Stock Option Agreement, dated October 21, 1997, by and between Biocoral and Ramine Almassi (incorporated by reference to Exhibit 10.29 to
                           Company's 1997 10-KSB)

        10.30              Consulting Agreement, dated September 1, 1997, by and between Biocoral and Nasser Nassiri (incorporated by reference to Exhibit 10.30 to
                           Company's 1997 10-KSB)

        10.31              Stock Option Agreement, dated October 1, 1997, by and between Biocoral and Jean Darondel (incorporated by reference to Exhibit 10.31 to
                           Company's 1997 10-KSB)

        10.32              Agreement, dated November 1, 1997, by and between Biocoral, Vida Nassiri
                           Khoobdehi and Jean Darondel (incorporated by reference to Exhibit 10.32 to Company's 1997 10-KSB)

        10.33              Stock Option Agreement, dated October 1, 1997, by and between Biocoral and Jean-Louis Patat (incorporated by reference to Exhibit 10.33 to
                           Company's 1997 10-KSB)

        10.34              Stock Option Agreement, dated October 1, 1997, by and beween Biocoral and
                           Alberto Jussman (incorporated by reference to Exhibit 10.34 to Company's
                           1997 10-KSB)

        10.35              Stock Option Agreement, dated October 21, 1997 by and between Biocoral and Rosy Eloy (incorporated by reference to Exhibit 10.35 to Company's
                           1997 10-KSB)

        10.36              Stock Option Agreement, dated February 3, 1998, by and between Biocoral and Jean Darondel (incorporated by reference to Exhibit 10.36 to
                           Company's 1997 10-KSB)

        21                 List of Subsidiaries (incorporated by reference to Exhibit 21 to
                           Company's 1997 10-KSB)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BIOCORAL, INC.

Date: April 11, 2001                   By: /s/ Nasser Nassiri
                                           ------------------
                                            Nasser Nassiri, Chairman of the
                                            Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                              Title                             Date
---------                              -----                             ----

/s/ Nasser Nassiri
------------------------
Nasser Nassiri                      Chairman of the Board              April 11, 2001
                                    and a Director

/s/ Yuhko Grossmann
------------------------
Yuhko Grossmann                     Treasurer, Secretary and           April 11, 2001
                                    a Director

/s/ Jean Darondel
------------------------
Jean Darondel                        Director                          April 11, 2001