Form 10QSB
period 2001-03-31
BIOCORAL INC
filed 2001-05-21
CIK 919605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of May 16, 2001 was
19,273,594

                                     PART I

Item 1. Financial Statements . Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Result of Operations for the Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2001

Net sales, which are solely attributable to Inoteb, SA ("Inoteb"), the Company's wholly owned French subsidiary, were virtually unchanged totaling $98,300 for the three months ended March 31, 2001, as compared $98,800 for the three months ended March 31, 2000.

Operating expenses decreased by approximately $8,000 to approximately $259,000 during the three months ended March 31, 2001 from approximately $267,000 for the three months ended March 31, 2000 or 3%. This decrease was primarily attributable to decreases in expenditures for research and development and amortization of goodwill, which were partially offset by increases in cost of sales and other operating expenses.

Research and development expenses decreased approximately $15,000 or 21% to approximately $55,000 during the three months ended March 31, 2001 as compared to approximately $70,000 during the three months ended March 31, 2000. This decrease was the result of the Company's continued shift of focus from research and development to marketing.

Amortization expense totaled approximately $11,000 during the three months ended March 31, 2000 whereas there was no such amortization expense during the three months ended March 31, 2001. Goodwill, which was originally recorded in connection with the Company's increased ownership interest in Inoteb's outstanding capital stock during 1998, was written off over thirteen months. As such, goodwill became fully amortized during January 2000.

Other operating expenses totaled approximately $103,000 during the three months ended March 31, 2001, an increase of approximately $10,000 or 11% from approximately $93,000. This increase was primarily the result of a $14,000 increase in travel expenses from $7,000 in the three months ended March 31, 2000 to $21,000 in the three months ended March 31, 2001 which was partially offset by slight decreases in various other operating expenses.

Other expenses (net) totaled $127,000 in the three months ended March 31, 2001 as compared to $20 in the three months ended March 31, 2000. This is primarily due to an increase in interest expense of $55,000 from $30,000 in the three months ended March 31, 2000 to $85,000 in the three months ended March 31, 2001. This increase was the result of amortization of deferred financing costs incurred in connection with the sale of 6% convertible promissory notes which are due December 31, 2002 (see Note 5 in the notes to condensed consolidated financial statements included herein). Such amortization totaled $20,000 in the three months ended March 31, 2001 while there was no such charge in the three months ended March 31, 2000. Further, the Company's outstanding debt related to the 6% promissory notes was $1,500,000 higher in the three months ended March 31, 2001 than the same period in 2000.

The Company also recorded $7,000 of realized losses on the sale of available-for-sale securities, and other expenses of $35,000 for the three months ended March 31, 2001. Other expenses include a $27,000 loss in connection with the Company's investment in a limited parntership interest, and other miscellaneous expenses of $8,000. During the three months ended March 31, 2000, the Company had other income totaling $30,000.

As a result of the above, the Company's net loss for the three months ended March 31, 2001 totaled $288,207 or $.75 per share compared to a net loss of $167,728 or $.44 per share for the three months ended March 31, 2000. These losses per share were based on weighted average common shares outstanding of 384,705 for the three months ended March 31, 2001 and 2000 which reflect a 1-for 50 reverse split effective April 16, 2001 (see Note 8 in the notes to condensed consolidated financial statements included herein).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCE

As of March 31, 2001, the Company had working capital of approximately $159,000 and unrestricted cash balances of approximately $608,000. In addition, the Company had $1,000,000 deposited in escrow as of March 31, 2001 in connection with the sale of convertible notes payable as discussed below, and approximately $296,000 of investments in available-for-sale securities.

During the three months ended March 31, 2001, the Company used $333,000 of cash for operating activities primarily to fund its net loss of $288,000, and to pay $112,000 of accounts payable and accrued liabilities. These were mitigated by net decreases in operating assets totaling approximately $67,000. The Company's net loss of $288,000 and an increase in the net unrealized holding loss on available-for-sale securities of $394,000 increased its total stockholders' deficiency to $2,735,000 at March 31, 2001.

During the year ended December 31, 2000, the Company completed a private offering (the "Offering") of 6% convertible promissory notes payable (the "Notes") due December 31, 2002. The Company sold the Notes in the aggregate principal amount of $3,000,000 to "accredited investors" which represents the maximum number of units available under the Offering. The Company has received $2,000,000 of the proceeds and the remaining $1,000,000 was temporarily restricted as of March 31, 2001 pursuant to agreements with the purchasers. The Company anticipates the remaining proceeds will be released upon the issuance of all the required regulatory documents.

During the three months ended March 31, 2001 the Company invested an additional $211,000 of excess cash in marketable securities which were classified as available-for-sale and consisted of equity securities with an aggregate fair value of $296,000 and a cost totaling $732,000 at March 31, 2001.

The Company also used $71,000 to repay long-term obligations during the three months ended March 31, 2001 as well as make capital expenditures in the amount of $20,000. The Company does not presently have commitments to make material capital expenditures during the next twelve months.

On April 16, 2001 the Company affected the following actions: (i) an increase in the number of common shares authorized for issuance by the Company from 20,000,000 shares to 100,000,000 shares; (ii) a 1-for 50 reverse split of the company's outstanding shares of common stock; and (iii) an increase in the number of shares of common stock that may be subject to stock options from 2,000,000 shares to 20,000,000 shares. The numbers of shares and prices per share in the condensed consolidated financial statements and notes included herein have been retroactively restated for the effects of the reverse split.

On April 18, 2001, the Company received requests from holders of 6% Notes in the principal amount of $850,000 for the conversion of those notes into shares of the Company's common stock under terms described in Note 5 herein. The Company approved the request and, accordingly, it will issue the shares upon the completion of all of the required regulatory documents. As a result of the conversion, the Company will charge $850,000 to interest expense in the second quarter of 2001 based on the conversion of those Notes, which represents the proportionate amount of the $3,000,000 of beneficial conversion rights that arose from the original issuance of the 6% Notes, and will have 19,273,594 shares of common stock issued and outstanding.

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

Item 6. Exhibits and Reports on Form 8-K.
      (A) Not applicable.

      (B) None.

                         BIOCORAL, INC. AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                                   PAGE
                                                                                   ----

CONDENSED CONSOLIDATED BALANCE SHEETS
     MARCH 31, 2001 (Unaudited) AND DECEMBER 31, 2000                               F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (Unaudited)                         F-3

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
     THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (Unaudited)                         F-4

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' DEFICIENCY
     THREE MONTHS ENDED MARCH 31, 2001 (Unaudited)                                  F-5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (Unaudited)                         F-6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                               F-7/12



                                      * * *

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2001 (Unaudited) AND DECEMBER 31, 2000


                                                                                     March             December
                               ASSETS                                              31, 2001            31, 2000
                               ------                                            -------------       ------------
Current assets:
    Cash                                                                          $    608,071       $  1,234,081
    Cash held in escrow                                                              1,000,000          1,000,000
    Investments in available-for-sale securities                                       295,928            494,709
    Accounts receivable, net of allowance for doubtful accounts
        of $900 and $1,000                                                              78,000             52,700
    Inventories                                                                        120,500            138,200
    Other current assets                                                                10,500             24,400
                                                                                  ------------       ------------
           Total current assets                                                      2,112,999          2,944,090
Property and equipment, net of accumulated depreciation of
    $303,630 and $296,730                                                               64,400             50,900
Deferred financing costs, net of accumulated amortization of
    $60,000 and $40,000                                                                140,000            160,000
Other assets                                                                           130,603            158,506
                                                                                  ------------       ------------

           Totals                                                                 $  2,448,002       $  3,313,496
                                                                                  ============       ============

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
               ----------------------------------------

Current liabilities:
    Current portion of long-term debt                                             $  1,056,300       $  1,115,200
    Accounts payable and accrued liabilities                                           897,543          1,009,917
                                                                                  ------------       ------------
           Total current liabilities                                                 1,953,843          2,125,117
Long-term debt, net of current portion                                               3,228,900          3,241,100
                                                                                  ------------       ------------
           Total liabilities                                                         5,182,743          5,366,217
                                                                                  ------------       ------------

Commitments and contingencies

Stockholders' deficiency:
    Preferred stock, par value $.001 per share; 1,000,000
        shares authorized; none issued                                                    --                 --
    Common stock, par value $.001 per share; 100,000,000 and
        20,000,000 shares authorized; 384,705 and 19,235,260
        shares issued and outstanding                                                      384             19,235
    Additional paid-in capital                                                      13,608,206         13,589,355
    Accumulated deficit                                                            (15,907,284)       (15,619,077)
    Accumulated other comprehensive loss - net unrealized
        holding loss on available-for-sale securities                                 (436,047)           (42,234)
                                                                                  ------------       ------------
          Total stockholders' deficiency                                            (2,734,741)        (2,052,721)
                                                                                  ------------       ------------

           Totals                                                                 $  2,448,002       $  3,313,496
                                                                                  ============       ============

           See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                            2001             2000
                                                                            ----             ----
Net sales                                                                $  98,300        $  98,800
                                                                         ---------        ---------

Operating expenses:
    Cost of sales                                                           24,200           13,300
    Research and development                                                55,238           69,557
    Depreciation of property and equipment                                   6,900           11,900
    Amortization of goodwill                                                                 11,033
    Consulting and professional fees                                        70,186           68,217
    Other operating expenses                                               102,544           92,501
                                                                         ---------        ---------
        Totals                                                             259,068          266,508
                                                                         ---------        ---------

Operating loss                                                            (160,768)        (167,708)
                                                                         ---------        ---------

Other income (expense):
    Interest                                                               (85,450)         (29,550)
    Realized loss on sale of available-for-sale securities                  (6,587)
    Other                                                                  (35,402)          29,530
                                                                         ---------        ---------
        Totals                                                            (127,439)             (20)
                                                                         ---------        ---------

Net loss                                                                 $(288,207)       $(167,728)
                                                                         =========        =========

Basic net loss per common share                                          $    (.75)       $    (.44)
                                                                         =========        =========

Basic weighted average common shares outstanding                           384,705          384,705
                                                                         =========        =========


           See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                              2001                2000
                                                                           ---------           ---------
Net loss                                                                   $(288,207)          $(167,728)
                                                                           ---------           ---------
Net unrealized holding loss on available-for-sale securities
    arising during the period                                               (387,226)
Reclassification adjustment for realized losses included in
    net loss                                                                  (6,587)
                                                                           ---------

Net unrealized holding loss on available-for-sale securities                (393,813)
                                                                           ---------

Comprehensive loss                                                         $(682,020)          $(167,728)
                                                                           =========           =========



           See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)


                                                 Common Stock
                                          ---------------------------
                                                                                                    Accumulated
                                             Number                     Additional                     Other          Total
                                               of                         Paid-In     Accumulated   Comprehensive  Stockholders'
                                             Shares        Amount         Capital       Deficit         Loss        Deficiency
                                          -------------   -----------  -----------   -------------  -------------  -------------
Balance, January 1, 2001                    19,235,260    $ 19,235     $13,589,355   $(15,619,077)   $ (42,234)    $(2,052,721)

Net unrealized holding loss on available-
    for-sale securities                                                                               (393,813)       (393,813)

Net loss                                                                                 (288,207)                    (288,207)

Retroactive adjustments for 1-for-50
    reverse stock split approved
    April 16, 2001                         (18,850,555)    (18,851)         18,851
                                          ------------    --------    ------------   ------------    ---------     -----------

Balance, March 31, 2001                        384,705    $    384     $13,608,206   $(15,907,284)   $(436,047)    $(2,734,741)
                                          ============    ========    ============   ============    =========     ===========





See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                                         2001            2000
                                                                      -----------     -----------

Operating activities:
    Net loss                                                          $  (288,207)    $  (167,728)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation of property and equipment                              6,900          11,900
        Amortization of goodwill                                                           11,033
        Amortization of deferred financing costs                           20,000
        Realized loss on sale of available-for-sale securities              6,587
        Changes in operating assets and liabilities:
           Accounts receivable                                            (25,300)         26,100
           Inventories                                                     17,700          30,700
           Other current assets                                            13,900          (4,400)
           Other assets                                                    27,903             661
           Accounts payable and accrued liabilities                      (112,374)       (168,467)
                                                                      -----------     -----------
               Net cash used in operating activities                     (332,891)       (260,201)
                                                                      -----------     -----------

Investing activities:
    Capital expenditures                                                  (20,400)
    Purchases of available-for-sale securities                           (211,186)
    Proceeds from sales of available-for-sale securities                    9,567
                                                                      -----------
               Net cash used in investing activities                     (222,019)
                                                                      -----------

Financing activities:
    Principal payments on note payable to related parties                                 (87,025)
    Proceeds from long-term obligations                                                 1,500,000
    Principal payments on long-term obligations                           (71,100)        (37,400)
    Proceeds from subscriptions for sale of common stock                                  500,000
                                                                      -----------     -----------
               Net cash provided by (used in) financing activities        (71,100)      1,875,575
                                                                      -----------     -----------

Net increase (decrease) in cash                                          (626,010)      1,615,374

Cash, beginning of period                                               1,234,081         441,838
                                                                      -----------     -----------

Cash, end of period                                                   $   608,071     $ 2,057,212
                                                                      ===========     ===========


Supplemental disclosure of cash flow data:
    Interest paid                                                     $    10,321     $    18,695
                                                                      ===========     ===========



See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Unaudited interim financial statements:
            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of BioCoral, Inc. and its subsidiaries (the "Company") as of March 31, 2001, and the Company's results of operations and cash flows for the three months ended March 31, 2001 and 2000 and changes in stockholders' deficiency for the three months ended March 31, 2001. Information included in the condensed consolidated balance sheet as of December 31, 2000 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 2000 and for the years ended December 31, 2000 and 1999 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 2000 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USGAAP") have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

            The results of the Company's operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations for the full year ending December 31, 2001.


Note 2 - Earnings (loss) per common share:
            As further explained in Note 1 of the notes to the Audited Financial Statements, the Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company had a net loss for the three months ended March 31, 2001 and 2000 and, accordingly, the assumed effects of the exercise of all of the Company's outstanding stock options and the application of the treasury stock method and the conversion of the Company's convertible notes would have been anti-dilutive.

            The numbers of common shares and the per share amounts in these notes and the accompanying condensed consolidated financial statements have been retroactively adjusted, where appropriate, for a 1-for-50 reverse split declared December 12, 2000 and approved effective April 16, 2001 (see Note 8 herein).

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 3 - Investments in available-for-sale securities:
            Information as to the Company's investments in marketable securities, which were classified as available-for-sale, is set forth below:


                          March 31, 2001            December 31, 2000
                      -----------------------     ----------------------
                                       Fair                        Fair
                        Cost          Value         Cost          Value
                      --------       --------     --------      --------
                      $731,975       $295,928     $536,943      $494,709
                      ========       ========     ========      ========


            The net unrealized holding losses of $436,047 and $42,234 at March 31, 2001 and December 31, 2000, respectively, are reported as a separate component of stockholders' deficiency in the accompanying condensed consolidated balance sheets. Realized losses totaled $6,587 for the three months ended March 31, 2001.


Note 4 - Income taxes:
            As of March 31, 2001, the Company had net operating loss carryforwards of approximately $9,579,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $3,257,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2001.

            The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 2000. As a result of the increases in the valuation allowance of $95,000 and $47,000 during the three months ended March 31, 2001 and 2000, respectively, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 5 - Long-term debt:
            Long-term debt at March 31, 2001 and December 31, 2000 consisted of the following:


                                                                                               March             December
                                                                                              31, 2001            31, 2000
                                                                                             ----------         -----------

                 Term loans payable monthly in varying installments,
                   including interest at rates ranging from 8.06% to
                   9.5%, through December 2001 (A)                                            $  238,300         $  291,200
                 8% callable convertible promissory notes payable (B) (D)                        800,000            800,000
                 6% convertible promissory notes payable (C) (D)                               3,000,000          3,000,000
                 Noninterest bearing advances initially scheduled to be
                   paid in monthly installments through 2002 (E)                                 246,900            265,100
                                                                                              ----------       ------------
                                                                                               4,285,200          4,356,300
                 Less current portion                                                          1,056,300          1,115,200
                                                                                              ----------        -----------

                 Long-term debt                                                               $3,228,900         $3,241,100
                                                                                              ==========         ==========


            (A) The loans were secured by equipment with a net carrying value of approximately $64,000 at March 31, 2001.

            (B) The 8% callable convertible promissory notes payable (the "8%
                Notes") are due on December 31, 2001 and are convertible at any time at the holder's option at the rate of $175 per share. Interest on the 8% Notes is payable annually, at the Company's option, either in cash or shares of the Company's common stock. The Company sold the 8% Notes to "accredited investors" during 1998 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933 (the "Act").

            (C) The 6% convertible promissory notes payable (the "6% Notes") are due on December 31, 2002 and are convertible at any time at the holder's option, subject to Company approval, at the rate of $.045 per share, which was not subject to adjustment for the 1-for-50 reverse split. Interest on the 6% Notes is payable annually, at the Company's option, either in cash or shares of the Company's common stock. The Company sold 6% Notes in the aggregate principal amount of $3,000,000 to "accredited investors" during 2000 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Act. Proceeds of $1,000,000 from the sales of 6% Notes were temporarily restricted as of March 31, 2001 pending the Company's issuance of all the required regulatory documents. Accordingly, the proceeds are classified as cash held in escrow in the accompanying condensed consolidated balance sheet as of that date.

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Long-term debt (continued):
                The Company sold 6% Notes in the principal amount of $1,500,000 in January and June 2000. The Company's common stock had a fair value of $.0625 per share and $.25 per share (or the equivalent of $3.125 per share and $12.50 per share as adjusted for the 1-for-50 reverse split) on those respective dates, which exceeded the conversion price of $.045 per share for each 6% Note. Pursuant to USGAAP, the excess on each date constituted a beneficial conversion feature or right for which the value is measured by the difference between the aggregate conversion price and the fair value of the common stock into which the securities are convertible, multiplied by the number of shares into which the securities are convertible. Accordingly, the beneficial conversion rights attributable to the issuances of the 6% Notes had an aggregate fair value of approximately $7,417,000, which equaled the excess of the aggregate amount the purchasers would have paid if they could have and would have converted all of the 6% Notes, paid the exercise price of $.045 per share and sold the 66,666,667 shares of common stock received upon conversion at their fair value on the respective dates of purchase. Pursuant to USGAAP, the lesser of the fair value of the beneficial conversion rights ($7,417,000) or the principal amount of the 6% Notes ($3,000,000) is chargeable to interest expense over the period from the respective dates of issuance through the date on which the 6% Notes first become convertible. However, the conversion of the 6% Notes is contingent upon the Company's consent to such conversion and, therefore, the date on which the 6% Notes first become convertible cannot be determined until such consent is requested and granted. Accordingly, the Company will charge to interest expense a proportionate amount of the maximum of $3,000,000 attributable to the beneficial conversion rights at such time as consent is requested and granted (see Note 8 herein).

            (D) A total of 4,571 and 66,666,667 shares of common stock were issuable as of March 31, 2001 upon conversion of the outstanding 8% Notes and 6% Notes, respectively (see Note 8 herein).

            (E) The advances were made to Inoteb by ANVAR, an agency of the
                French government that finances or subsidizes certain
                "credible" research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, Inoteb will not have to pay some or all of the advances. The Company did not receive any material subsidies during the three months ended March 31, 2001 and 2000.

            Principal payment requirements on long-term obligations in each of the years subsequent to March 31, 2001 are as follows:


                     Year Ending
                      March 31,                                 Amount
                    -------------                          --------------
                         2002                                $1,056,300
                         2003                                 3,026,900
                         2004                                    40,400
                         2005                                    67,300
                         2006                                    94,300


                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5 - Long-term debt (concluded):
            Management of the Company believes that the term loans, the 8% Notes, the 6% Notes and the noninterest bearing advances had carrying values that approximated their fair values as of March 31, 2001 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of that date.

Note 6 - Stock option plan:
            As further explained in Note 9 in the 10-KSB, on May 4, 1992, the Company adopted a stock option plan (the "Plan") pursuant to which it was originally authorized to grant options to purchase up to 2,000,000 shares of common stock. As of December 31, 2000, the Company had granted options for the purchase of 16,000 shares of common stock at a weighted average exercise price of $6.25 per share. No options were granted, exercised or cancelled during the three months ended March 31, 2001. On April 16, 2001, the Company became authorized to grant options to purchase up to 20,000,000 shares (see Note 8 herein).

Note 7 - Segment and geographic information:
            The Company operates principally in one industry segment which includes the research and development, manufacture and sale of biomedical materials used in medical products. The Company conducts operations outside of the United States, principally in France. Information about the Company's operations and assets in different geographic locations for the three months ended March 31, 2001 and 2000 is shown below pursuant to the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information":


                                      United
                                      States           France            Other          Consolidated
                                      ------           ------            -----          ------------

                2001

                Net sales                              $ 98,300                            $   98,300
                                                       ========                            ==========

                Net loss            $(215,461)         $(47,700)        $(25,046)           $(288,207)
                                    =========          ========         ========            =========

                2000

                Net sales                              $ 98,800                            $   98,800
                                                       ========                            ==========

                Net loss            $(111,267)         $(56,461)        $      -            $(167,728)
                                    =========          ========         ========            =========


            The Company had total assets of $2,448,002 as of March 31, 2001, of which $2,079,340, $282,000 and $86,662 represented the total assets of the Company's operations in the United States, France and other locations, respectively.

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 8 - Subsequent events:
            As further explained in Note 9 in the 10-KSB, on December 12, 2000, the Company's Board of Directors approved the following actions, subject to the consent of a majority of the Company's stockholders and completion of appropriate regulatory filings: an increase in the number of common shares authorized for issuance by the Company from 20,000,000 shares to 100,000,000 shares; a 1-for-50 reverse split of the Company's outstanding shares of common stock; and an increase in the number of shares of the Company's common stock that may be subject to stock options from 2,000,000 shares to 20,000,000 shares. As of March 31, 2001, the number of shares outstanding and the number of shares issuable upon the conversion or exercise of outstanding 8% Notes, 6% Notes and stock options (see Notes 5 and 6 herein) exceeded the number of shares authorized for issuance by the Company.

            As of April 16, 2001, the Company obtained all of the approvals required for the actions taken by the Board of Directors on December 12, 2000. Accordingly, the numbers of common shares and the per share amounts in these notes and the accompanying condensed consolidated financial statements have been retroactively adjusted, where appropriate, for the 1-for-50 reverse split.

            On April 18, 2001, the Company received requests from holders of 6% Notes in the principal amount of $850,000 for the conversion of those notes into shares of the Company's common stock under terms described in Note 5 herein. The Company approved the request and, accordingly, it will issue the shares upon the completion of all of the required regulatory documents. As a result of the conversion, the Company will charge $850,000 to interest expense in the second quarter of 2001 based on the conversion of those Notes, which represents the proportionate amount of the $3,000,000 of beneficial conversion rights that arose from the original issuance of the 6% Notes, and will have 19,273,594 shares of common stock issued and outstanding.

            The following table shows the components of liabilities and stockholders' deficiency as set forth in the accompanying historical condensed consolidated balance sheet as of March 31, 2001 and the components on a pro forma basis as if the conversion of the 6% Notes and the related charge to interest expense had occurred on that date:

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 8 - Subsequent events (concluded):

                                                                                     Historical         Pro Forma
                                                                                   --------------   ----------------
Current liabilities:
    Current portion of long-term debt                                               $  1,056,300        $ 1,056,300
    Accounts payable and accrued liabilities                                             897,543            897,543
                                                                                  --------------       ------------
           Total current liabilities                                                   1,953,843          1,953,843
Long-term debt, net of current portion                                                 3,228,900          2,378,900
                                                                                   -------------       ------------
           Total liabilities                                                           5,182,743          4,332,743
                                                                                   -------------       ------------
Commitments and contingencies

Stockholders' deficiency:
    Preferred stock, par value $.001 per share; 1,000,000
        shares authorized; none issued                                                         -                  -
    Common stock, par value $.001 per share; 100,000,000
        shares authorized; 384,705 shares issued and outstanding;
        19,273,594 to be issued and outstanding                                              384             19,273
    Additional paid-in capital                                                        13,608,206         15,289,317
    Accumulated deficit                                                              (15,907,284)       (16,757,284)
    Accumulated other comprehensive loss - net unrealized
        holding loss on available-for-sale securities                                   (436,047)          (436,047)
                                                                                    ------------       ------------
           Total stockholders' deficiency                                             (2,734,741)        (1,884,741)
                                                                                    ------------       ------------

           Totals                                                                   $  2,448,002        $ 2,448,002
                                                                                    ============       ============



                                    * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            BIOCORAL, INC.


Date: May 21, 2001                          /s/ Nasser Nassiri
                                            ------------------

                                            Nasser Nassiri, Chairman