Form 10QSB
period 2001-06-30
BIOCORAL INC
filed 2001-08-14
CIK 919605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2001

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

The number of shares of common stock outstanding as of June 30, 2001 was 19,273,594

                                     PART I

Item 1. Financial Statements . Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Net sales, which are solely attributable to Inoteb, SA ("Inoteb"), the Company's wholly owned French subsidiary, totaled $180,500 for the six months ended June 30, 2001; a decrease of $41,900 from $222,400 for the six months ended June 31, 2000 or 19%. This decrease is attributable to a decline in sales relating to the French orthopedic and dental markets. However the Company intends to increase its marketing activities during the third quarter.

Operating expenses decreased by approximately $298,000 to approximately $307,000 during the six months ended June 30, 2001 from approximately $605,000 for the six months ended June 30, 2000 or 49%. This decrease was primarily attributable to decreases in cost of sales as well as decreases in expenditures for research and development, amortization of goodwill, consulting and professional fees and other operating expenses.

Cost of sales totaled $35,700 for the six months ended June 30, 2001; a decrease of $18,300 from $54,000 for the six months ended June 30, 2000 or 34%. This decrease is primarily the result of the decrease in sales. However, as a percentage of sales, cost of sales was comparable between the periods.

Research and development expenses decreased approximately $219,000 to a credit (income) of approximately $81,000 during the six months ended June 30, 2001 as compared to approximately $138,000 of expense during the six months ended June 30, 2000. This decrease was the result of advances payable to the European Community (the "EC") which were converted into subsidies during the six months ended June 30, 2001. As described in Note 5 to the condensed consolidated financial statements included herein, advances to Inoteb from the EC in connection with research and development projects were cancelled. As a result, the Company reduced advances payable and research and development expenses by $199,600 as a result of subsidies obtained by the EC.

Amortization expense totaled approximately $11,000 during the six months ended June 30, 2000 whereas there was no such amortization expense during the six months ended June 30, 2001. Goodwill, which was originally recorded in connection with the Company's increased ownership interest in Inoteb's outstanding capital stock during 1998, was written off over thirteen months. As such, goodwill became fully amortized during January 2000.

Consulting and professional fees decreased approximately $27,000 or 16% to approximately $137,000 during the six months ended June 30, 2001 as compared to approximately $164,000 during the six months ended June 30, 2000. This decrease was the result of decreases in accounting and legal fees associated with special projects.

Other operating expenses totaled approximately $194,000 during the six months ended June 30, 2001, a decrease of approximately $27,000 or 12% from approximately $221,000 during the six months ended June 30, 2000. This decrease was primarily the result of a $41,000 decrease in Inoteb's sales, delivery and general and administrative expenses from approximately $188,000 in the six months ended June 30, 2000 to $147,000 in the six months ended June 30, 2001. These expenses were partially offset by slight increases in various other operating expenses totaling approximately $14,000.

Other expenses (net) totaled $1,071,000 in the six months ended June 30, 2001 as compared to $42,000 in the six months ended June 30, 2000. This is primarily due to an increase in interest expense of $923,000 from $90,000 in the six months ended June 30, 2000 to $1,013,000 in the six months ended June 30, 2001. This increase was primarily the result of $850,000 of beneficial interest recorded upon the conversion of 6% convertible promissory notes payable in the principal amount of $850,000 into 18,888,889 shares of the Company's common stock (see
Note 5 in the notes to condensed consolidated financial statements included herein). Additionally, the Company incurred deferred financing costs in connection with the sale of 6% convertible promissory notes, which are due December 31, 2002 (see Note 5 in the notes to condensed consolidated financial statements included herein). Such amortization totaled $40,000 in the six months ended June 30, 2001 while there was no such charge in the six months ended June 30, 2000. Further, the Company's outstanding debt related to the 6% promissory notes was $1,500,000 higher in the six months ended June 30, 2001 than the same period in 2000.

The Company also recorded a $27,000 loss in the six months ended June 30, 2001 in connection with its limited partnership interest, $21,000 of realized losses on the sale of available-for-sale securities, and other expenses of $10,000. During the six months ended June 30, 2000, the Company had other income totaling $48,000.

As a result of the above, the Company's net loss for the six months ended June 30, 2001 totaled $1,197,042 or $.15 per share compared to a net loss of $424,261 or $1.10 per share for the six months ended June 30, 2000. These losses per share were based on weighted average common shares outstanding of 8,107,234 for the six months ended June 30, 2001 and 384,705 for the six months ended June 30, 2000 which reflect a 1-for-50 reverse split effective April 16, 2001 (see Note 8 in the notes to condensed consolidated financial statements herein).

Results of Operations for the Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

Net sales, which are solely attributable to Inoteb, SA ("Inoteb"), the Company's wholly owned French subsidiary, totaled $82,200 for the three months ended June 30, 2001; a decrease of $41,400 from $123,600 for the three months ended June 30, 2000 or 33%. This decrease is due to the reasons described in the six- month comparison.

Operating expenses decreased by approximately $290,000 to approximately $48,000 during the three months ended June 30, 2001 from approximately $338,000 for the three months ended June 30, 2000 or 86%. This decrease was primarily attributable to decreases in cost of sales as well as decreases in expenditures for research and development, consulting and professional fees and other operating expenses.

Cost of sales totaled $11,500 for the three months ended June 30, 2001; a decrease of $29,200 from $40,700 for the three months ended June 30, 2000 or 72%. This decrease is largely attributable to the decrease in sales.

Research and development expenses decreased approximately $204,000 to a credit (income) of approximately $136,000 during the three months ended June 30, 2001 as compared to approximately $68,000 of expense during the three months ended June 30, 2000. This decrease is attributable to the reason described in the six-month comparison.

Consulting and professional fees decreased approximately $29,000 or 30% to approximately $67,000 during the three months ended June 30, 2001 as compared to approximately $96,000 during the three months ended June 30, 2000 due to the reasons described in the six-month comparison.

Other operating expenses totaled approximately $92,000 during the three months ended June 30, 2001, a decrease of approximately $36,000 or 28% from approximately $128,000. This decrease was primarily the result of a $34,000 decrease in Inoteb's sales, delivery and general and administrative expenses from approximately $105,000 in the three months ended June 30, 2000 to approximately $71,000 in the three months ended June 30, 2001.

Other expenses (net) totaled $943,000 in the three months ended June 30, 2001 as compared to $42,000 in the three months ended June 30, 2000. This is primarily due to an increase in interest expense of $867,000 from $60,000 in the three months ended June 30, 2000 to $927,000 in the three months ended June 30, 2001. This increase was primarily the result of $850,000 of beneficial interest recorded upon the conversion of 6% convertible promissory notes payable as described in the six month comparison above. Additionally, amortization of deferred financing costs as described in the six-month comparison totaled $20,000 in the three months ended June 30, 2001 while there was no such charge in the three months ended June 30, 2000. These charges were mitigated by a decrease in the Company's outstanding debt related to the 6% promissory notes during the three months ended June 30, 2001.

During the three months ended June 30, 2001 the Company also recorded $15,000 of realized losses on the sale of available-for-sale securities, and other expenses of $1,000. During the three months ended June 30, 2000 the Company had other income totaling $19,000.

As a result of the above, the Company's net loss for the three months ended June 30, 2001 totaled $908,835 or $.06 per share compared to a net loss of $256,533 or $.67 per share for the three months ended June 30, 2000. These losses per share were based on weighted average common shares outstanding of 15,744,900 for the three months ended June 30, 2001 and 384,705 for the three months ended June 30, 2000, which reflect a 1-for 50 reverse split effective April 16,2001 (see
Note 8 in the notes to condensed consolidated financial statements herein).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCE

As of June 30, 2001, the Company had working capital of approximately $75,000 and unrestricted cash balances of approximately $414,000. In addition, the Company had $1,000,000 deposited in escrow as of June 30, 2001 in connection with the sale of convertible notes payable as discussed below, and approximately $259,000 of investments in available-for-sale securities.

During the six months ended June 30, 2001, the Company used $494,000 of cash for operating activities primarily to fund its net loss of $1,197,042 which was mitigated by non-cash expenses and credits. Among these were $850,000 of beneficial interest charged in connection with the conversion of convertible promissory notes, amortization of deferred financing costs totaling $40,000, and depreciation of $20,300 which were offset by the effect of research and development subsidies amounting to $200,000. During the six months ended June 30, 2001 the Company paid $56,000 of accounts payable and accrued liabilities which was mitigated by net decreases in other operating assets totaling approximately $27,000. The Company's net loss of $1,197,042 increased its accumulated deficit to $16,816,119 at June 30, 2001.

During the year ended December 31, 2000, the Company completed a private offering (the "Offering") of 6% convertible promissory notes payable (the "Notes") due December 31, 2002. The Company sold the Notes in the aggregate principal amount of $3,000,000 to "accredited investors" which represents the maximum number of units available under the Offering. The Company has received $2,000,000 of the proceeds and the remaining $1,000,000 was temporarily restricted as of June 30, 2001 pursuant to agreements with the purchasers. The Company anticipates the remaining proceeds will be released upon the issuance of all the required regulatory documents.

During the six months ended June 30, 2001 the Company invested an additional $255,000 of excess cash in marketable securities which were classified as available-for-sale and consisted of equity securities with an aggregate fair value of $259,000 and a cost totaling $724,000 at June 30, 2001. The net unrealized holding loss of $423,000 for the six months ended June 30, 2001 increased accumulated other comprehensive loss, a component of total stockholders' equity, to $465,000 as of June 30, 2001. The Company also recorded a realized loss of $21,000 during the six months ended June 30, 2001.

The Company also used $102,000 to repay long-term obligations during the six months ended June 30, 2001 as well as make capital expenditures in the amount of $16,000. The Company does not presently have commitments to make material capital expenditures during the next twelve months.

The Company reduced advances payable to the European Community (the "EC") as per the terms of their advance agreement, under which, if certain conditions are met Inoteb will not have to pay some or all of the advances. During the six months ended June 30, 2001, the Company reduced advances payable and research and development expenses by approximately $200,000 as a result of subsidies obtained from the EC (see Note 5 to the condensed consolidated financial statements contained herein).

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

On April 18, 2001, the Company approved requests from holders of 6% Notes in the principal amount of $850,000 for the conversion of those notes into shares of the Company's common stock under terms described in Note 5 herein. The Company approved the request and, accordingly, it issued the shares. As a result of the conversion, the Company charged $850,000 to interest expense during the three months ended June 30, 2001 based on the conversion of those Notes, which represents the proportionate amount of the $3,000,000 of beneficial conversion rights that arose from the original issuance of the 6% Notes.

The conversion of the 6% Notes that remained outstanding at June 30, 2001 is contingent upon the Company's consent to such conversion and, therefore, the date on which the 6% Notes first become convertible cannot be determined until such consent is requested and granted. Accordingly, the Company will charge to interest expense a proportionate amount of the maximum of $2,150,000 attributable to the beneficial conversion rights related to the 6% Notes that remained outstanding at June 30, 2001 at such time as consent is requested and granted .

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

Item 6. Exhibits and Reports on Form 8-K.
        (A) Not applicable.

        (B) None.

                         BIOCORAL, INC. AND SUBSIDIARIES

         INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
--------------------------------------------------------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS
     JUNE 30, 2001 AND DECEMBER 31, 2000                                     F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000                       F-3

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
     SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000                       F-4

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' DEFICIENCY
     SIX MONTHS ENDED JUNE 30, 2001                                          F-5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     SIX MONTHS ENDED JUNE 30, 2001 AND 2000                                 F-6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                        F-7/13


                                      * * *

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2001 (Unaudited) AND DECEMBER 31, 2000


                                                                          June 30,        December 31,
                                  ASSETS                                    2001              2000
                                  ------                                  --------        ------------
Current assets:
    Cash                                                               $    414,176       $  1,234,081
    Cash held in escrow                                                   1,000,000          1,000,000
    Investments in available-for-sale securities                            258,821            494,709
    Accounts receivable, net of allowance for doubtful accounts
        of $900 and $1,000                                                   63,200             52,700
    Inventories                                                             126,000            138,200
    Other current assets                                                     27,500             24,400
                                                                       ------------       ------------
           Total current assets                                           1,889,697          2,944,090
Property and equipment, net of accumulated depreciation of
    $317,030 and $296,730                                                    46,300             50,900
Deferred financing costs, net of accumulated amortization of
    $80,000 and $40,000                                                     120,000            160,000
Other assets                                                                130,402            158,506
                                                                       ------------       ------------
           Totals                                                      $  2,186,399       $  3,313,496
                                                                       ============       ============
               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
    Current portion of long-term debt                                  $    861,200       $  1,115,200
    Accounts payable and accrued liabilities                                953,940          1,009,917
                                                                       ------------       ------------
           Total current liabilities                                      1,815,140          2,125,117
Long-term debt, net of current portion                                    2,343,900          3,241,100
                                                                       ------------       ------------
           Total liabilities                                              4,159,040          5,366,217
                                                                       ------------       ------------
Commitments and contingencies
Stockholders' deficiency:
    Preferred stock, par value $.001 per share; 1,000,000
        shares authorized; none issued                                            -                  -
    Common stock, par value $.001 per share; 100,000,000 and
        20,000,000 shares authorized; 19,273,594 and 19,235,260
        shares issued and outstanding                                        19,273             19,235
    Additional paid-in capital                                           15,289,317         13,589,355
    Accumulated deficit                                                 (16,816,119)       (15,619,077)
    Accumulated other comprehensive loss - net unrealized
        holding loss on available-for-sale securities                      (465,112)           (42,234)
                                                                       ------------       ------------
           Total stockholders' deficiency                                (1,972,641)        (2,052,721)
                                                                       ------------       ------------
           Totals                                                      $  2,186,399       $  3,313,496
                                                                       ============       ============


See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                                Six Months                  Three Months
                                                              Ended June 30,                Ended June 30,
                                                       -------------------------       ---------------------
                                                             2001          2000            2001         2000
                                                       ------------    ---------       ---------    ---------
Net sales                                              $   180,500     $ 222,400       $  82,200    $ 123,600
                                                       ------------    ---------       ---------    ---------
Operating expenses:
    Cost of sales                                           35,700        54,000          11,500       40,700
    Research and development, net
        of subsidies                                       (80,768)      137,958        (136,006)      68,401
    Depreciation of property and
        equipment                                           20,300        17,362          13,400        5,462
    Amortization of goodwill                                              11,033
    Consulting and professional fees                       137,175       163,753          66,989       95,536
    Other operating expenses                               194,239       220,776          91,695      128,275
                                                       ------------    ---------       ---------    ---------
           Totals                                          306,646       604,882          47,578      338,374
                                                       ------------    ---------       ---------    ---------
Income (loss) from operations                             (126,146)     (382,482)         34,622     (214,774)
                                                       ------------    ---------       ---------    ---------
Other income (expense):
    Interest (including charge for bene-
        ficial conversion rights)                       (1,012,623)      (89,910)       (927,173)     (60,360)
    Realized loss on sale of available-
        for-sale securities                                (21,418)                      (14,831)
    Other                                                  (36,855)       48,131          (1,453)      18,601
                                                       ------------    ---------       ---------    ---------
           Totals                                       (1,070,896)      (41,779)       (943,457)     (41,759)
                                                       ------------    ---------       ---------    ---------
Net loss                                               $(1,197,042)    $(424,261)      $(908,835)   $(256,533)
                                                       ===========     =========       =========   ==========
Basic net loss per common share                              $(.15)       $(1.10)          $(.06)       $(.67)
                                                             =====        ======           =====        =====
Basic weighted average common
    shares outstanding                                   8,107,234       384,705      15,744,900      384,705
                                                       ===========     =========       =========   ==========


See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)




                                                        Six Months                    Three Months
                                                       Ended June 30,                 Ended June 30,
                                                ---------------------------      -----------------------
                                                    2001           2000             2001          2000
                                                -----------      ----------      ----------    ---------
Net loss                                        $(1,197,042)     $(424,261)       $(908,835)   $(256,533)
                                                -----------      ---------        ---------    ---------
Net unrealized holding loss on
     available-for-sale securities
     arising during the period                     (401,460)                        (14,234)

Reclassification adjustment for
     realized losses included in
     net loss                                       (21,418)                        (14,831)
                                             --------------                     -----------

Net unrealized holding loss on
     available-for-sale securities                 (422,878)                        (29,065)
                                              -------------                     -----------

Comprehensive loss                              $(1,619,920)     $(424,261)       $(937,900)   $(256,533)
                                                ===========      =========        =========    =========


See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)



                                                    Common Stock
                                              ---------------------------
                                                Number                       Additional
                                                  of                           Paid-In
                                                Shares         Amount          Capital
                                              ----------    ------------    ------------
Balance, January 1, 2001 ................     19,235,260    $     19,235    $ 13,589,355

Net unrealized holding loss on available-
    for-sale securities .................

Net loss ................................

Retroactive adjustments for 1-for-50
    reverse stock split approved
    April 16, 2001 ......................    (18,850,555)        (18,851)         18,851

Conversion of 6% convertible
    promissory notes payable ............     18,888,889          18,889         831,111

Fair value of beneficial conversion
    rights recorded upon conversion
    of 6% convertible promissory
    notes payable .......................                                        850,000
                                            ------------    ------------    ------------
Balance, June 30, 2001 ..................     19,273,594    $     19,273    $ 15,289,317
                                            ============    ============    ============

                                                           Accumulated
                                                               Other        Total
                                             Accumulated  Comprehensive Stockholders'
                                               Deficit         Loss      Deficiency
                                            ------------    ---------    ----------
Balance, January 1, 2001 ................   $(15,619,077)   $ (42,234)   $(2,052,721)

Net unrealized holding loss on available-
    for-sale securities .................                    (422,878)      (422,878)

Net loss ................................     (1,197,042)                 (1,197,042)

Retroactive adjustments for 1-for-50
    reverse stock split approved
    April 16, 2001 ......................

Conversion of 6% convertible
    promissory notes payable ............                                    850,000

Fair value of beneficial conversion
    rights recorded upon conversion
    of 6% convertible promissory
    notes payable .......................                                    850,000
                                            ------------    ---------    -----------
Balance, June 30, 2001 ..................   $(16,816,119)   $(465,112)   $(1,972,641)
                                            ============    =========    ===========


See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                               2001               2000
                                                                           ------------       ----------
Operating activities:
    Net loss                                                                $(1,197,042)      $ (424,261)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation of property and equipment                                   20,300           17,362
        Amortization of goodwill                                                                  11,033
        Amortization of deferred financing costs                                 40,000
        Charge for beneficial conversion rights                                 850,000
        Realized loss on sale of available-for-sale securities                   21,418
        Effect of subsidies on research and development expenses               (199,600)
        Changes in operating assets and liabilities:
           Accounts receivable                                                  (10,500)          35,100
           Inventories                                                           12,200           27,800
           Other current assets                                                  (3,100)         (20,300)
           Other assets                                                          28,104              661
           Accounts payable and accrued liabilities                             (55,977)         (96,485)
                                                                            -----------       ----------
               Net cash used in operating activities                           (494,197)        (449,090)
                                                                            -----------       ----------
Investing activities:
    Capital expenditures                                                        (15,700)         (13,820)
    Purchases of available-for-sale securities                                 (254,822)
    Proceeds from sales of available-for-sale securities                         46,414
                                                                            -----------       ----------
               Net cash used in investing activities                           (224,108)         (13,820)
                                                                            -----------       ----------
Financing activities:
    Principal payments on notes payable to related parties                                      (347,015)
    Proceeds from long-term obligations                                                        1,500,000
    Principal payments on long-term obligations                                (101,600)         (39,900)
    Proceeds from sale of common stock                                                           500,000
                                                                            -----------       ----------
               Net cash provided by (used in) financing activities             (101,600)       1,613,085
                                                                            -----------       ----------
Net increase (decrease) in cash                                                (819,905)       1,150,175
Cash, beginning of period                                                     1,234,081          441,838
                                                                            -----------       ----------
Cash, end of period                                                         $   414,176       $1,592,013
                                                                            ===========       ==========
Supplemental disclosure of cash flow data:
    Interest paid                                                           $    12,621       $   39,805
                                                                            ===========       ==========


See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Unaudited interim financial statements:
                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of BioCoral, Inc. and its subsidiaries (the "Company") as of June 30, 2001, and the Company's results of operations for the six and three months ended June 30, 2001 and 2000, changes in stockholders' deficiency for the six months ended June 30, 2001 and cash flows for the six months ended June 30, 2001 and 2000. Information included in the condensed consolidated balance sheet as of December 31, 2000 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 2000 and for the years ended December 31, 2000 and 1999 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10KSB (the "10KSB") for the year ended December 31, 2000 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USGAAP") have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10KSB.

                The results of the Company's operations for the six and three months ended June 30, 2001 are not necessarily indicative of the results of operations for the full year ending December 31, 2001.


Note 2 - Earnings (loss) per common share:
                As further explained in Note 1 of the notes to the Audited Financial Statements, the Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company had a net loss for the six and three months ended June 30, 2001 and 2000 and, accordingly, the assumed effects of the exercise of all of the Company's outstanding stock options and the application of the treasury stock method and the conversion of the Company's convertible notes would have been anti-dilutive.

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

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 3 - Investments in available-for-sale securities:
                Information as to the Company's investments in marketable securities, primarily foreign equity securities which were classified as available-for-sale, is set forth below:

                       June 30, 2001                   December 31, 2000
                ---------------------------        ------------------------
                                    Fair                             Fair
                    Cost           Value               Cost          Value
                -----------      ----------        -----------      --------
                  $723,933         $258,821          $536,943       $494,709
                ==========       ==========        ==========       ========

                The net unrealized holding losses of $465,112 and $42,234 at June 30, 2001 and December 31, 2000, respectively, are reported as a separate component of stockholders' deficiency in the accompanying condensed consolidated balance sheets. Realized losses totaled $21,418 and $6,587 for the six and three months ended June 30, 2001, respectively.


Note 4 - Income taxes:
                As of June 30, 2001, the Company had net operating loss carryforwards of approximately $10,499,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $3,570,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2001.

                The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 2000. As a result of the increases in the valuation allowance of $408,000 and $147,000 during the six months ended June 30, 2001 and 2000, respectively, and $313,000 and $100,000 during the three months ended June 30, 2001 and 2000, respectively, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 5 - Long-term debt:

             Long-term debt at June 30, 2001 and December 31, 2000 consisted of the following:

                                                                                  June 30,         December 31,
                                                                                   2001               2000
                                                                                   ----               ----
                 8% callable convertible promissory notes payable (A) (C)      $   800,000            800,000
                 6% convertible promissory notes payable (B) (C)                 2,150,000          3,000,000
                 Noninterest bearing advances initially scheduled to be
                   paid in monthly installments through 2002 (D)                   232,700            265,100
                 Advances bearing interest at 8.06% initially scheduled
                   to be paid in October 2000 (E)                                                     199,600
                 Term loan payable monthly in varying installments,
                   including interest at 9.5%, through December 2001                22,400             91,600
                                                                               -----------         ----------
                                                                                 3,205,100          4,356,300
                 Less current portion                                              861,200          1,115,200
                                                                               -----------         ----------
                 Long-term debt                                                 $2,343,900         $3,241,100
                                                                               ===========         ==========


                (A) The 8% callable convertible promissory notes payable (the
                    "8% Notes") are due on December 31, 2001 and are convertible at any time at the holder's option at the rate of $175 per share. Interest on the 8% Notes is payable annually, at the Company's option, either in cash or shares of the Company's common stock. The Company sold the 8% Notes to "accredited investors" during 1998 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933 (the "Act").

                (B) The 6% convertible promissory notes payable (the "6% Notes")
                    are due on December 31, 2002 and are convertible at any time at the holder's option, subject to Company approval, at the rate of $.045 per share, which was not subject to adjustment for the 1-for-50 reverse split. Interest on the 6% Notes is payable annually, at the Company's option, either in cash or shares of the Company's common stock. The Company sold 6% Notes in the aggregate principal amount of $3,000,000 to "accredited investors" during 2000 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Act. Proceeds of $1,000,000 from the sales of 6% Notes were temporarily restricted as of June 30, 2001 pending the Company's issuance of all the required regulatory documents. Accordingly, the proceeds are classified as cash held in escrow in the accompanying condensed consolidated balance sheet as of that date.

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

                      On April 18, 2001, the Company approved requests from holders of 6% Notes in the principal amount of $850,000 for the conversion of those notes into shares of the Company's common stock under terms described above. As a result of the conversion, the Company charged $850,000 to interest expense in the three months ended June 30, 2001 based on the conversion of those Notes, which represents the proportionate amount of the $3,000,000 of beneficial conversion rights that arose from the original issuance of the 6% Notes. The conversion of the 6% Notes was a noncash transaction that is not reflected in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2001.

                      The conversion of the 6% Notes that remained outstanding at June 30, 2001 is contingent upon the Company's consent to such conversion and, therefore, the date on which the 6% Notes first become convertible cannot be determined until such consent is requested and granted. Accordingly, the Company will charge to interest expense a proportionate amount of the maximum of $2,150,000 attributable to the beneficial conversion rights related to the 6% Notes that remained outstanding at June 30, 2001 at such time as consent is requested and granted .

                 (C) A total of 4,571 and 47,777,778 shares of common stock were issuable as of June 30, 2001 upon conversion of the outstanding 8% Notes and 6% Notes, respectively (see Note 8 herein).

                        BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 5 - Long-term debt (concluded):

                (D) The advances were made to Inoteb by ANVAR, an agency of the
                    French government that finances or subsidizes certain "credible" research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, Inoteb will not have to pay some or all of the advances. The Company did not receive any material subsidies from this agency during the six months ended June 30, 2001 and 2000.

                (E) The advances were made by the European Community, an
                    economic development agency that also finances or subsidizes certain research and development projects.
                    During the three months ended June 30, 2001, the agency acknowledged that Inoteb had met the conditions set forth in the agreement under which the advances had been made and that Inoteb would not have to repay the outstanding balance of the advances. Accordingly, the Company's research and development expenses reflected in the accompanying condensed consolidated statement of operations for the six months and three months ended have been offset by a subsidy of $199,600.

                Principal payment requirements on long-term obligations in each of the years subsequent to June 30, 2001 are as follows:

                Year Ending
                   June 30,                                      Amount
                --------------                               --------------
                     2002                                      $  861,200
                     2003                                       2,188,800
                     2004                                          64,700
                     2005                                          90,400


                Management of the Company believes that the term loans, the 8% Notes, the 6% Notes and the noninterest bearing advances had carrying values that approximated their fair values as of June 30, 2001 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of that date.


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

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Stock option plan (concluded):
              As of December 31, 2000, the Company had granted options for the purchase of 16,000 shares of common stock at a weighted average exercise price of $6.25 per share. On May 1, 2001, the Company granted options to members of the Board of Directors to purchase 500,000 shares of common stock at an exercise price of $6.00 per share which exceeded the fair market value per share as of that date. No other options were granted and no options were cancelled or exercised during the six months ended June 30, 2001 and, accordingly, options to purchase 516,000 shares of common stock remained outstanding and options for the purchase of 19,484,000 shares were available for grant at June 30, 2001.


Note 7 - Segment and geographic information:
              The Company operates principally in one industry segment which includes the research and development, manufacture and sale of biomedical materials used in medical products. The Company conducts operations outside of the United States, principally in France. Information about the Company's operations and assets in different geographic locations as of and for the six and three months ended June 30, 2001 and 2000 is shown below pursuant to the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information":

              Information about the Company's operations in different geographic locations for the six months ended June 30, 2001 and 2000 follows:


                                        United
                                         States         France         Other     Consolidated
                                      -----------      ---------      --------  -------------
              2001
              ----
              Net sales                                $ 180,500                 $  180,500
                                                       =========                 ===========
              Net income (loss)       $(1,234,482)     $  68,300      $(30,860)  $(1,197,042)
                                      ===========      =========      ========   ===========
              2000
              ----
              Net sales                                $ 222,400                 $   222,400
                                                       =========                 ===========
              Net loss                $  (267,416)     $(156,845)     $      -   $  (424,261)
                                      ===========      =========      ========   ===========


              Information about the Company's operations in different geographic locations for the three months ended June 30, 2001 and 2000 follows:

                                        United
                                         States         France         Other     Consolidated
                                      -----------      ---------      --------  -------------
              2001
              ----
              Net sales                                $  82,200                 $     82,200
                                                       =========                 ============
              Net income (loss)       $(1,019,021)     $ 116,000      $ (5,814)  $   (908,835)
                                      ===========      =========      ========   ============
              2000
              Net sales                                $ 123,600                 $   123,600
                                                       =========                 ===========
              Net loss                $  (156,149)     $(100,384)     $     -    $  (256,533)
                                      ===========      =========      ========   ===========

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 7 - Segment and geographic information (concluded):
                The Company had total assets of $2,186,399 as of June 30, 2001, of which $1,825,552, $280,000 and $80,847 represented the total assets of the Company's operations in the United States, France and other locations, respectively.


Note 8 - Common stock:
                As further explained in Note 9 in the 10-KSB, on December 12, 2000, the Company's Board of Directors approved the following actions, subject to the consent of a majority of the Company's stockholders and completion of appropriate regulatory filings: an increase in the number of common shares authorized for issuance by the Company from 20,000,000 shares to 100,000,000 shares; a 1-for-50 reverse split of the Company's outstanding shares of common stock; and an increase in the number of shares of the Company's common stock that may be subject to stock options from 2,000,000 shares to 20,000,000 shares.

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

                                            BIOCORAL, INC.


Date: August 13, 2001                       /s/ Nasser Nassiri
                                            ------------------
                                            Nasser Nassiri, Chairman