Form 10QSB
period 2001-09-30
BIOCORAL INC
filed 2001-11-14
CIK 919605

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of September 30, 2001 was 19,273,594.

                                     PART I

Item 1. Financial Statements. Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Net sales, which are solely attributable to Inoteb, SA ("Inoteb"), the Company's wholly owned French subsidiary, totaled $276,000 for the nine months ended September 30, 2001, an increase of $15,900 from $260,100 for the nine months ended September 30, 2000 or 6%. This increase is attributable to improvements in sales relating to the orthopedic, dental and maxillofacial markets during the third quarter.

Operating expenses decreased by approximately $280,000 to approximately $609,000 during the nine months ended September 30, 2001 from approximately $889,000 for the nine months ended September 30, 2000 or 31%. This decrease was primarily attributable to decreases in cost of sales as well as decreases in expenditures for research and development, amortization of goodwill and other operating expenses.

Cost of sales totaled $51,000 for the nine months ended September 30, 2001; a decrease of $18,200 from $69,200 for the nine months ended September 30, 2000 or 26%.

Research and development expenses decreased approximately $197,000 to a credit (income) of approximately $16,000 during the nine months ended September 30, 2001 as compared to approximately $181,000 of expense during the nine months ended September 30, 2000. This decrease was the result of advances payable to the European Community (the "EC"), which were converted into subsidies during the nine months ended September 30, 2001. As described in Note 5 to the condensed consolidated financial statements included herein, advances to Inoteb from the EC in connection with research and development projects were cancelled. As a result, the Company reduced advances payable and research and development expenses by $199,600 as a result of subsidies obtained by the EC.

Amortization expense totaled approximately $11,000 during the nine months ended September 30, 2000 whereas there was no such amortization expense during the nine months ended September 30, 2001. Goodwill, which was originally recorded in connection with the Company's increased ownership interest in Inoteb's outstanding capital stock during 1998, was written off over thirteen months. As such, goodwill became fully amortized during January 2000.

Consulting and professional fees during the nine months ended September 30, 2001 were not significantly different from those in the nine months ended September 30, 2000, as the increase was only 2%.

Other operating expenses totaled approximately $284,000 during the nine months ended September 30, 2001, a decrease of approximately $66,000 or 19% from approximately $350,000 during the nine months ended September 30, 2000. This decrease was primarily the result of a $35,000 decrease in Inoteb's sales, delivery and general and administrative expenses from approximately $268,000 in the nine months ended September 30, 2000 to $233,000 in the nine months ended September 30, 2001. In addition, travel expenses decreased approximately $21,000 from approximately $52,000 during the nine months ended September 30, 2000 to approximately $31,000 or 40%. Other miscellaneous operating expenses increased approximately $10,000.

Other expenses (net) totaled $1,087,000 in the nine months ended September 30, 2001 as compared to $90,000 in the nine months ended September 30, 2000. This is primarily due to an increase in interest expense of $942,000 from $143,000 in the nine months ended September 30, 2000 to $1,085,000 in the nine months ended September 30, 2001. This increase was primarily the result of $850,000 of beneficial interest recorded upon the conversion of 6% convertible promissory notes payable. (see Note 5 in the notes to condensed consolidated financial statements included herein). Additionally, the Company incurred deferred financing costs in connection with the sale of 6% convertible promissory notes, which are due December 31, 2002 (see Note 5 in the notes to condensed consolidated financial statements included herein). Such amortization totaled $60,000 in the nine months ended September 30, 2001 while there was no such charge in the nine months ended September 30, 2000. Further, the Company's average outstanding debt was higher in the nine months ended September 30, 2001 than the same period in 2000.

The Company also recorded a $27,000 loss in the nine months ended September 30, 2001 in connection with its limited partnership interest and $21,000 of realized losses on the sale of available-for-sale securities, which were offset by approximately $33,000 of other income attributable to Inoteb. During the nine months ended September 30, 2000, the Company had other expenses totaling $53,000.

As a result of the above, the Company's net loss for the nine months ended September 30, 2001 totaled $1,420,093 or $.12 per share compared to a net loss of $719,315 or $1.87 per share for the nine months ended September 30, 2000. These losses per share were based on weighted average common shares outstanding of 11,870,257 for the nine months ended September 30, 2001 and 384,705 for the nine months ended September 30, 2000 which reflect a 1-for 50 reverse split effective April 16, 2001 (see Note 8 in the notes to condensed consolidated financial statements herein).

Results of Operations for the Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Net sales totaled $95,500 for the three months ended September 30, 2001; an increase of $57,800 from $37,700 for the three months ended September 30, 2000 or 153%. This increase is due to the reasons described in the nine-month comparison.

Operating expenses decreased by approximately $17,000 to approximately $302,000 during the three months ended September 30, 2001 from approximately $285,000 for the three months ended September 30, 2000 or 6%. This increase was primarily attributable to increases in expenditures for research and development and consulting and professional fees, which were mitigated by a decrease in other operating expenses.

Cost of sales remained virtually unchanged at $15,300 for the three months ended September 30, 2001 as compared to $15,200 for the three months ended September 30, 2000.

Research and development expenses increased approximately $22,000 to approximately $65,000 during the three months ended September 30, 2001 as compared to approximately $43,000 during the three months ended September 30, 2000. This increase is attributable to continued research and development efforts by Inoteb.

Consulting and professional fees increased approximately $32,000 or 35% to approximately $123,000 during the three months ended September 30, 2001 as compared to approximately $91,000 during the three months ended September 30, 2000. This increase is attributable primarily to professional fees incurred in connection with the maintenance of various patents.

Other operating expenses totaled approximately $90,000 during the three months ended September 30, 2001, a decrease of approximately $39,000 or 30% from approximately $129,000. This decrease was primarily the result of a $27,000 decrease in travel expenses and decreases in various other operating expenses of approximately $12,000 in the three months ended September 30, 2001.

Other expenses (net) totaled $16,000 in the three months ended September 30, 2001 as compared to $48,000 in the three months ended September 30, 2000. This is primarily due to an increase in interest expense of $18,000 from $54,000 in the three months ended September 30, 2000 to $72,000 in the three months ended September 30, 2001. This increase was primarily the result of amortization of deferred financing costs as described in the nine-month comparison which totaled $20,000 in the three months ended September 30, 2001 while there was no such charge in the three months ended September 30, 2000. This was mitigated by an increase in other income largely attributable to Inoteb totaling $51,000 from $5,000 in the three months ended September 30, 2000 to $56,000 in the three months ended September 30, 2001.

As a result of the above, the Company's net loss for the three months ended September 30, 2001 totaled $223,051 or $.01 per share compared to a net loss of $295,054 or $.77 per share for the three months ended September 30, 2000. These losses per share were based on weighted average common shares outstanding of 19,273,594 for the three months ended September 30, 2001 and 384,705 for the three months ended September 30, 2000, which reflect a 1-for 50 reverse split effective April 16, 2001 (see Note 8 in the notes to condensed consolidated financial statements herein).


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had a working capital deficiency of approximately $165,000 and unrestricted cash balances of approximately $235,000. In addition, the Company had $1,000,000 deposited in escrow as of September 30, 2001 in connection with the sale of convertible notes payable as discussed below, and approximately $220,000 of investments in available-for-sale securities.

During the nine months ended September 30, 2001, the Company used approximately $679,000 of cash for operating activities primarily to fund its net loss of $1,420,093, which was mitigated by non-cash expenses and credits. Among these were $850,000 of beneficial interest charged in connection with the conversion of convertible promissory notes, amortization of deferred financing costs totaling $60,000, and depreciation of $29,000 which were offset by the effect of research and development subsidies amounting to $200,000. During the nine months ended September 30, 2001 changes in the Company's other operating assets and liabilities resulted in a use of cash totaling approximately $20,000. The Company's net loss of $1,420,093 increased its accumulated deficit to $17,039,170 at September 30, 2001.

During the year ended December 31, 2000, the Company completed a private offering (the "Offering") of 6% convertible promissory notes payable (the "Notes") due December 31, 2002. The Company sold the Notes in the aggregate principal amount of $3,000,000 to "accredited investors" which represents the maximum number of units available under the Offering. The Company has received $2,000,000 of the proceeds and the remaining $1,000,000 was temporarily restricted as of September 30, 2001 pursuant to agreements with the purchasers. The Company anticipates the remaining proceeds will be released upon the issuance of all the required regulatory documents.

During the nine months ended September 30, 2001 the Company invested an additional $255,000 of excess cash in marketable securities, which were classified as available-for-sale and consisted of equity securities with an aggregate fair value of $220,000 and a cost totaling $724,000 at September 30, 2001. The net unrealized holding loss of $462,000 for the nine months ended September 30, 2001 increased accumulated other comprehensive loss, a component of total stockholders' equity, to $504,000 as of September 30, 2001. The Company also recorded a realized loss of $21,000 during the nine months ended September 30, 2001.

The Company also used $90,000 to repay long-term obligations during the nine months ended September 30, 2001 as well as make capital expenditures in the amount of $21,000. The Company does not presently have commitments to make material capital expenditures during the next twelve months.

The Company reduced advances payable to the European Community (the "EC") as per the terms of their advance agreement, under which, if certain conditions are met Inoteb will not have to pay some or all of the advances. During the nine months ended September 30, 2001, the Company reduced advances payable and research and development expenses by approximately $200,000 as a result of subsidies obtained from the EC (see Note 5 to the condensed consolidated financial statements contained herein).

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

On April 18, 2001, the Company received requests from holders of 6% Notes in the principal amount of $850,000 for the conversion of those notes into shares of the Company's common stock under terms described in Note 5 herein. The Company approved the request and, accordingly, it issued 18,888,889 shares upon the completion of all the required regulatory documents. As a result of the conversion, the Company charged $850,000 to interest expense during the nine months ended September 30, 2001 based on the conversion of those Notes, which represents the proportionate amount of the $3,000,000 of beneficial conversion rights that arose from the original issuance of the 6% Notes.

The conversion of the 6% Notes that remained outstanding at September 30, 2001 is contingent upon the Company's consent to such conversion and, therefore, the date on which the 6% Notes first became convertible cannot be determined until such consent is requested and granted. Accordingly, the Company will charge to interest expense a proportionate amount of the maximum of $2,150,000 attributable to the beneficial conversion rights related to the 6% Notes that remained outstanding at September 30, 2001 at such time as consent is requested and granted.

The Company believes that its current sources of liquidity and cash are sufficient to satisfy its cash needs through at least the next twelve months.

                         BIOCORAL, INC. AND SUBSIDIARIES

         INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                                                                                                                   PAGE
                                                                                                                   ----
CONDENSED CONSOLIDATED BALANCE SHEETS
     SEPTEMBER 30, 2001 AND DECEMBER 31, 2000                                                                       F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000                                                        F-3

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
     NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000                                                        F-4

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' DEFICIENCY
     NINE MONTHS ENDED SEPTEMBER 30, 2001                                                                           F-5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000                                                                  F-6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                                              F-7/13


                                      * * *

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2001 (Unaudited) AND DECEMBER 31, 2000

                                                                                              September           December
                                ASSETS                                                         30, 2001           31, 2000
                                ------                                                       -----------        -------------
Current assets:
    Cash                                                                                     $   235,474        $ 1,234,081
    Cash held in escrow                                                                        1,000,000          1,000,000
    Investments in available-for-sale securities                                                 219,608            494,709
    Accounts receivable, net of allowance for doubtful accounts
        of $1,000                                                                                 89,000             52,700
    Inventories                                                                                  138,000            138,200
    Other current assets                                                                          26,000             24,400
                                                                                             -----------        -----------
           Total current assets                                                                1,708,082          2,944,090
Property and equipment, net of accumulated depreciation of
    $325,730 and $296,730                                                                         43,000             50,900
Deferred financing costs, net of accumulated amortization of
    $100,000 and $40,000                                                                         100,000            160,000
Other assets                                                                                     131,002            158,506
                                                                                             -----------        -----------
           Totals                                                                            $ 1,982,084        $ 3,313,496
                                                                                             ===========        ===========

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
               ----------------------------------------
Current liabilities:
    Current portion of long-term debt                                                        $   873,000        $ 1,115,200
    Accounts payable and accrued liabilities                                                     999,989          1,009,917
                                                                                             -----------        -----------
           Total current liabilities                                                           1,872,989          2,125,117
Long-term debt, net of current portion                                                         2,344,000          3,241,100
                                                                                             -----------        -----------
           Total liabilities                                                                   4,216,989          5,366,217
                                                                                             -----------        -----------

Commitments and contingencies

Stockholders' deficiency:
    Preferred stock, par value $.001 per share; 1,000,000
        shares authorized; none issued                                                            --                 --
    Common stock, par value $.001 per share; 100,000,000 and
        20,000,000 shares authorized; 19,273,594 and 19,235,260
        shares issued and outstanding                                                             19,273             19,235
    Additional paid-in capital                                                                15,289,317         13,589,355
    Accumulated deficit                                                                      (17,039,170)       (15,619,077)
    Accumulated other comprehensive loss - net unrealized
        holding loss on available-for-sale securities                                           (504,325)           (42,234)
                                                                                             -----------        -----------
           Total stockholders' deficiency                                                     (2,234,905)        (2,052,721)
                                                                                             -----------        -----------

           Totals                                                                            $ 1,982,084        $ 3,313,496
                                                                                             ===========        ===========

See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                    Nine Months                         Three Months
                                                                Ended September 30,                  Ended September 30,
                                                          ------------------------------      ------------------------------
                                                              2001                2000             2001              2000
                                                          ------------        ----------      -------------       ----------
Net sales                                                 $   276,000          $ 260,100         $  95,500        $  37,700
                                                          -----------          ---------         ---------        ---------
Operating expenses:
    Cost of sales                                              51,000             69,200            15,300           15,200
    Research and development, net of
        subsidies                                             (15,668)           181,015            65,100           43,057
    Depreciation of property and
        equipment                                              29,000             24,362             8,700            7,000
    Amortization of goodwill                                                      11,033
    Consulting and professional fees                          260,454            254,267           123,279           90,514
    Other operating expenses                                  284,022            349,547            89,783          128,771
                                                          -----------          ---------         ---------        ---------
           Totals                                             608,808            889,424           302,162          284,542
                                                          -----------          ---------         ---------        ---------

Loss from operations                                         (332,808)          (629,324)         (206,662)        (246,842)
                                                          -----------          ---------         ---------        ---------

Other income (expense):
    Interest (including charge for
        beneficial conversion rights)                      (1,084,623)          (143,460)          (72,000)         (53,550)
    Realized loss on available-for-
        sale securities                                       (21,418)
    Other                                                      18,756             53,469            55,611            5,338
                                                          -----------          ---------         ---------        ---------
           Totals                                          (1,087,285)           (89,991)          (16,389)         (48,212)
                                                          -----------          ---------         ---------        ---------

Net loss                                                  $(1,420,093)         $(719,315)        $(223,051)       $(295,054)
                                                          ===========          =========         =========        =========

Basic net loss per common share                                 $(.12)            $(1.87)            $(.01)           $(.77)
                                                                =====             ======             =====            =====

Basic weighted average common
    shares outstanding                                     11,870,257            384,705        19,273,594          384,705
                                                           ==========            =======        ==========          =======


See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)


                                                                  Nine Months                            Three Months
                                                              Ended September 30,                    Ended September 30,
                                                          --------------------------              -------------------------
                                                           2001                 2000                2001            2000
                                                          ------              ------              -------         --------
Net loss                                                $(1,420,093)         $(719,315)          $(223,051)       $(295,054)
                                                        -----------          ---------           ---------        ---------

Net unrealized holding loss on
     available-for-sale securities
     arising during the period                             (440,673)                               (39,213)

Reclassification adjustment for
     realized losses included in
     net loss                                               (21,418)
                                                        -----------                              ---------

Net unrealized holding loss on
     available-for-sale securities                         (462,091)                               (39,213)
                                                        -----------                              ---------

Comprehensive loss                                      $(1,882,184)         $(719,315)          $(262,264)       $(295,054)
                                                        ===========          =========           =========        =========


See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

                                         Common Stock
                                   -------------------------                                     Accumulated
                                     Number                      Additional                         Other           Total
                                       of                         Paid-In      Accumulated      Comprehensive    Stockholders'
                                     Shares         Amount         Capital        Deficit            Loss         Deficiency
                                   ---------       --------      ----------    -----------      -------------    ------------
Balance, January 1, 2001           19,235,260     $    19,235     $13,589,355   $(15,619,077)      $ (42,234)    $(2,052,721)

Net unrealized holding loss on
    available-for-sale securities                                                                   (462,091)       (462,091)

Net loss                                                                          (1,420,093)                     (1,420,093)

Retroactive adjustments for
    1-for-50 reverse stock split
    approved April 16, 2001       (18,850,555)        (18,851)         18,851

Conversion of 6% convertible
    promissory notes payable       18,888,889          18,889         831,111                                        850,000

Fair value of beneficial
    conversion rights recorded
    upon conversion of 6%
    convertible promissory
    notes payable                                                     850,000                                        850,000
                                  -----------     -----------     -----------   ------------       ---------     -----------

Balance, September 30, 2001        19,273,594     $    19,273     $15,289,317   $(17,039,170)      $(504,325)    $(2,234,905)
                                  ===========     ===========     ===========   ============       =========     ===========

See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                                    2001                  2000
                                                                                -----------          ------------
Operating activities:
    Net loss                                                                    $(1,420,093)         $   (719,315)
    Adjustments to reconcile net loss to net cash used
        in operating activities:
        Depreciation of property and equipment                                       29,000                24,362
        Amortization of goodwill                                                                           11,033
        Amortization of deferred financing costs                                     60,000
        Charge for beneficial conversion rights                                     850,000
        Realized loss on sales of available-for-sale securities                      21,418
        Effect of subsidies on research and development
           expenses                                                                (199,600)
        Changes in operating assets and liabilities:
           Accounts receivable                                                      (36,300)               56,000
           Inventories                                                                  200                50,000
           Other current assets                                                      (1,600)             (105,567)
           Other assets                                                              27,504                 1,461
           Accounts payable and accrued liabilities                                  (9,928)              (73,253)
                                                                                -----------           -----------
               Net cash used in operating activities                               (679,399)             (755,279)
                                                                                -----------           -----------

Investing activities:
    Capital expenditures                                                            (21,100)              (12,420)
    Purchases of available-for-sale securities                                     (254,822)
    Proceeds from sales of available-for-sale securities                             46,414
                                                                                -----------           -----------
               Net cash used in investing activities                               (229,508)              (12,420)
                                                                                -----------           -----------

Financing activities:
    Principal payments on notes payable to related parties                                               (347,015)
    Proceeds from long-term obligations                                                                 1,500,000
    Principal payments on long-term obligations                                     (89,700)             (102,000)
    Proceeds from sale of common stock                                                                    500,000
                                                                                -----------           -----------
               Net cash provided by (used in) financing activities                  (89,700)            1,550,985
                                                                                -----------           -----------

Net increase (decrease) in cash                                                    (998,607)              783,286
Cash, beginning of period                                                         1,234,081               441,838
                                                                                -----------           -----------

Cash, end of period                                                             $   235,474           $ 1,225,124
                                                                                ===========           ===========

Supplemental disclosure of cash flow data:
    Interest paid                                                               $    14,221           $    39,805
                                                                                ===========           ===========


See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Unaudited interim financial statements:
                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of BioCoral, Inc. and its subsidiaries (the "Company") as of September 30, 2001, and the Company's results of operations for the nine and three months ended September 30, 2001 and 2000, changes in stockholders' deficiency for the nine months ended September 30, 2001 and cash flows for the nine months ended September 30, 2001 and 2000. Information included in the condensed consolidated balance sheet as of December 31, 2000 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 2000 and for the years ended December 31, 2000 and 1999 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 2000 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USGAAP") have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

                The results of the Company's operations for the nine and three months ended September 30, 2001 are not necessarily indicative of the results of operations for the full year ending December 31, 2001.


Note 2 - Earnings (loss) per common share:
                As further explained in Note 1 of the notes to the Audited Financial Statements, the Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company had a net loss for the nine and three months ended September 30, 2001 and 2000 and, accordingly, the assumed effects of the exercise of all of the Company's outstanding stock options and the application of the treasury stock method and the conversion of the Company's convertible notes would have been anti-dilutive.

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

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 3 - Investments in available-for-sale securities:
                Information as to the Company's investments in marketable securities, primarily foreign equity securities which were classified as available-for-sale, is set forth below:

                          September 30, 2001                 December 31, 2000
                        ---------------------              --------------------
                                          Fair                           Fair
                          Cost            Value             Cost         Value
                        --------         --------          --------     -------
                        $723,933         $219,608          $536,943     $494,709
                        ========         ========          ========     ========

                The accumulated net unrealized holding losses of $504,325 and $42,234 at September 30, 2001 and December 31, 2000, respectively, are reported as a separate component of stockholders' deficiency in the accompanying condensed consolidated balance sheets. Realized losses totaled $21,418 for the nine months ended September 30, 2001.

Note 4 - Income taxes:
                As of September 30, 2001, the Company had net operating loss carryforwards of approximately $10,699,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $3,640,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of September 30, 2001.

                The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 2000. As a result of the increases in the valuation allowance of $478,000 and $247,000 during the nine months ended September 30, 2001 and 2000, respectively, and $70,000 and $100,000 during the three months ended September 30, 2001 and 2000, respectively, there are no credits for income taxes reflected in the accompanying condensed consolidated statements of operations to offset pre-tax losses.

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5 - Long-term debt:
                Long-term debt at September 30, 2001 and December 31, 2000 consisted of the following:

                                                                                         September          December
                                                                                         30, 2001           31, 2000
                                                                                        ----------         ----------
                8% callable convertible promissory notes payable (A) (C)                $  800,000         $  800,000
                6% convertible promissory notes payable (B) (C)                          2,150,000          3,000,000
                Noninterest bearing advances initially scheduled to be
                  paid in monthly installments through 2002 (D)                            251,000            265,100
                Advances bearing interest at 8.06% initially scheduled
                  to be paid in October 2000 (E)                                                              199,600
                Term loan payable monthly in varying installments,
                  including interest at 9.5%, through December 2001                         16,000             91,600
                                                                                        ----------         ----------
                                                                                         3,217,000          4,356,300
                 Less current portion                                                      873,000          1,115,200
                                                                                        ----------        -----------
                 Long-term debt                                                         $2,344,000         $3,241,100
                                                                                        ==========         ==========

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

            (B) The 6% convertible promissory notes payable (the "6% Notes") are due on December 31, 2002 and are convertible at any time at the holder's option, subject to Company approval, at the rate of $.045 per share, which was not subject to adjustment for the 1-for-50 reverse split. Interest on the 6% Notes is payable annually, at the Company's option, either in cash or shares of the Company's common stock. The Company sold 6% Notes in the aggregate principal amount of $3,000,000 to "accredited investors" during 2000 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Act. Proceeds of $1,000,000 from the sales of 6% Notes were temporarily restricted as of September 30, 2001 pending the Company's issuance of all the required regulatory documents. Accordingly, the proceeds are classified as cash held in escrow in the accompanying condensed consolidated balance sheet as of that date.

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

                On April 18, 2001, the Company approved requests from holders of 6% Notes in the principal amount of $850,000 for the conversion of those notes into shares of the Company's common stock under terms described above. As a result of the conversion, the Company charged $850,000 to interest expense in the nine months ended September 30, 2001 based on the conversion of those Notes, which represents the proportionate amount of the $3,000,000 of beneficial conversion rights that arose from the original issuance of the 6% Notes. The conversion of the 6% Notes was a noncash transaction that is not reflected in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2001.

                The conversion of the 6% Notes that remained outstanding at September 30, 2001 is contingent upon the Company's consent to such conversion and, therefore, the date on which the 6% Notes first become convertible cannot be determined until such consent is requested and granted. Accordingly, the Company will charge to interest expense a proportionate amount of the maximum of $2,150,000 attributable to the beneficial conversion rights related to the 6% Notes that remained outstanding at September 30, 2001 at such time as consent is requested and granted.

            (C) A total of 4,571 and 47,777,778 shares of common stock were issuable as of September 30, 2001 upon conversion of the outstanding 8% Notes and 6% Notes, respectively (see Note 8 herein).

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 5 - Long-term debt (concluded):

            (D) The advances were made to Inoteb by ANVAR, an agency of the
                French government that finances or subsidizes certain "credible" research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, Inoteb will not have to pay some or all of the advances. The Company did not receive any material subsidies from this agency during the nine months ended September 30, 2001 and 2000.

            (E) The advances were made by The European Community, an
                economic development agency that also finances or subsidizes certain research and development projects. During the nine months ended September 30, 2001, the agency acknowledged that Inoteb had met the conditions set forth in the agreement under which the advances had been made and that Inoteb would not have to repay the outstanding balance of the advances. Accordingly, the Company's research and development expenses reflected in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2001 have been offset by a subsidy of $199,600.

                Principal payment requirements on long-term obligations in each of the years subsequent to September 30, 2001 are as follows:

                     Year Ending
                    September 30,                               Amount
                    -------------                          --------------
                         2002                                $  873,000
                         2003                                 2,189,000
                         2004                                    65,000
                         2005                                    90,000

                Management of the Company believes that the term loans, the 8% Notes, the 6% Notes and the noninterest bearing advances had carrying values that approximated their fair values as of September 30, 2001 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of that date.

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

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Stock option plan (concluded):
                As of December 31, 2000, the Company had granted options for the purchase of 16,000 shares of common stock at a weighted average exercise price of $6.25 per share. On May 1, 2001, the Company granted options to members of the Board of Directors to purchase 500,000 shares of common stock at an exercise price of $6.00 per share which exceeded the fair market value per share as of that date. No other options were granted and no options were cancelled or exercised during the nine months ended September 30, 2001 and, accordingly, options to purchase 516,000 shares of common stock remained outstanding and options for the purchase of 19,484,000 shares were available for grant at September 30, 2001.

Note 7 - Segment and geographic information:
                The Company operates principally in one industry segment which includes the research and development, manufacture and sale of biomedical materials used in medical products. The Company conducts operations outside of the United States, principally in France. Information about the Company's operations and assets in different geographic locations as of and for the nine and three months ended September 30, 2001 and 2000 is shown below pursuant to the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information":

                Information about the Company's operations in different geographic locations for the nine months ended September 30, 2001 and 2000 follows:

                                                       United
                                                       States             France            Other          Consolidated
                                                     -----------        ----------        ---------        -------------
                2001
                ----
                Net sales                                                $ 276,000                           $   276,000
                                                                         =========                           ===========

                Net income (loss)                    $(1,408,359)        $  44,000         $(55,734)         $(1,420,093)
                                                     ===========         ==========        --=======         -===========

                2000
                ----
                Net sales                                                $ 260,100                          $    260,100
                                                                         =========                          ============

                Net loss                             $  (428,154)        $(291,161)        $     -          $   (719,315)
                                                     ===========         =========         =========        ============

              Information about the Company's operations in different geographic locations for the three months ended September 30, 2001 and 2000 follows:

                                                       United
                                                       States             France            Other          Consolidated
                                                     -----------        ----------        ---------        -------------
                2001
                ----
                Net sales                                               $   95,500                          $     95,500
                                                                        ==========                          ============

                Net loss                               $(173,877)       $  (24,300)       $ (24,874)        $   (223,051)
                                                       =========        ==========        =========         ============

                2000
                ----
                Net sales                                               $   37,700                          $     37,700
                                                                        ==========                          ============

                Net loss                               $(160,738)       $ (134,316)       $     -           $   (295,054)
                                                       =========        -=========        ==========        ============

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7 - Segment and geographic information (concluded):
                The Company had total assets of $1,982,084 as of September 30, 2001, of which $1,548,111, $378,000 and $55,973 represented the total assets of the Company's operations in the United States, France and other locations, respectively.

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

                                            BIOCORAL, INC.


Date: November 12, 2001                     /s/ Nasser Nassiri
                                            ------------------
                                            Nasser Nassiri, Chairman