Form 10KSB
period 2001-12-31
BIOCORAL INC
filed 2002-04-16
CIK 919605

================================================================================

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                            -------------------------

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Year Ended December 31, 2001               Commission File No. 333-71752

                            -------------------------

                                 Biocoral, Inc.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                     33-0601504
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 38 rue Anatole France, 92594 Levallois                011-3314-757-9843                    N/A
         Perret Cedex France
(Address of Issuer's principal executive      (Issuer's telephone number, including      (Zip Code)
               offices)                                   area code)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the year ended December 31, 2001 were $354,200.

         The aggregate market value of the registrant's voting common equity held by non-affiliates as of February 19, 2001 was $127,205,766.

         The number of outstanding shares of the registrant's common stock as of April 15, 2002 was 19,273,601.

         Transitional Small Business Disclosure Format.

Yes     No X
   ---    ---

DOCUMENTS INCORPORATED BY REFERENCE

         None.

================================================================================

                                TABLE OF CONTENTS

PART I                                                                                                        Page
                                                                                                              ----
Item 1.  Description of Business.................................................................................1
Item 2.  Description of Property.................................................................................6
Item 3.  Legal Proceedings.......................................................................................6
Item 4.  Submission of Matters to a Vote of Security Holders.....................................................6

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters................................................6
Item 6.  Management's Discussion and Analysis or Plan of Operations..............................................7
Item 7.  Financial Statements....................................................................................F-1--F-19
Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure....................13

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons............................................14
Item 10. Executive Compensation..................................................................................15
Item 11. Security Ownership of Certain Beneficial Owners and Management..........................................16
Item 12. Certain Relationships and Related Transactions..........................................................17
Item 13  Exhibits and Reports on Form 8-K........................................................................18

                                     PART I

Item 1. Description of Business

Background

         Biocoral, Inc., a Delaware corporation (the "Company") is an international biotechnology company specializing in research, development and commercialization of patented high biotech technologies and biomaterials in the health care area. Through its subsidiaries, the Company researches, develops, manufactures and markets bone graft substitute and other high tech patented biomaterials in a number of countries outside the United States. The Company owns various patents on its technologies most of which have been issued in the United States by the U.S Departement of Commerce Patent and Trademark Office, and in Canada, Australia, Japan, the European community and various other countries by their official governmental patent offices. The Company has developed what management believes is the world's first fully autologous fibrin glue. In 1993, the Company's scientists began working on the development of an autologous fibrin glue that utilizes the patient's own blood, thereby eliminating the risk of viral transmission. Following the successful result of the phase III human clinical trail for specific indications, the product file has been approved by appropriate French authorities (AFSSAPS) Agence Francaise de Securite Sanitaires des produits de Sante "Health Care Products French Sanitary Safety Agency", the French functional equivalent of the Food and Drug Administration. On September 14, 2000, AFFSSAPS granted to a blood bank the authorization to prepare, use and distribute the new autologous fibrin glue that was developed by the Company. The Company also obtained the EC certification for its innovative medical device on June 8, 2000, which is valid until June 7, 2005 and is renewable and allows the Company to market the product in the European Community. Before the Company can commence commercialization of the autologous fibrin glue, AFFSSAPS requires that the French blood bank known as Etablissement Francaise du Sang ("EFS"), the exclusive operator of blood transfusions in France, prepare a report following up on the progress of the first fifty (50) patients treated with the autologous fibrin glue. The Company is currently assisting the blood bank in the preparation of this report and anticipates completing the report in the second half of 2002.

         In 2000, the Company begun Phase III multi-center clinical trials of Biocoral'r', its product for the treatment of bone fractures due to osteoporosis. In January 2002, the period for inclusion of patients in the Phase III multi-center clinical trials ended. The Company is now following up on the patients included in the trials and this follow up will continue through December 2002. In the third quarter of 2002, the Company anticipates completion of the preliminary report of the follow up study. We expect the definitive report to be complete in the first quarter of 2003. We believe that this study will demonstrate that our product in this application will stabilize the fracture and will permit better recovery for patients, allowing them faster mobility and return to a healthy state with a very low risk of refracture. The Company is also working on the prevention of osteoporosis and believes that for the first time, patients who are susceptible to osteoporosis and have already had fractures will be able to be treated. The Company product in this application is intended to permit the regeneration of newly formed bone in the area which is susceptible to osteoporosis and has a low bone mass. Initial human clinical study has demonstrated and confirmed the result of regeneration of new formed bone in the bone mass area. The Company owns the US patents in this application which has been granted and issued.

         Our chief product, Biocoral'r', is derived from natural ocean-generated coral using proprietary manufacturing processes, has certain characteristics (including chemical composition, porosity, mineral content and bioactive properties) which permit its safe, contamination-free use. Its similarity to human bone facilitates its replacement by newly-formed bone. Prior to 1995, the Company derived substantially all its revenue from other unrelated businesses. Through the end of 2000, the Company had not yet realized significant revenues from the sale of its products. The Company has not yet begun to seek FDA approval for sale of its products in the United States. An accredited scientific team in the US has conducted human clinical studies with a 5 year follow up to confirm bone reconstruction in oral application. This study confirmed the stability of the successful result and management believes that this study will facilitate FDA approval for our product used in this indication when we file for FDA approval. Canadian approval of certain products has been obtained and the Company's products are already commercialized in the European community and Asia.

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

Biocoral

         Biocoral'r' is a biomaterial produced from natural coral. Certain chemical, physical and structural characteristics of coral are very similar to that of human bone tissue. Biocoral'r' is derived from three particular species of coral naturally present in abundance. Biocoral'r' is primarily (more than 97%) comprised of calcium carbonate. Porous and resorbable, Biocoral'r' is prepared in microgranules as well as in engineered shapes according to specific indication. Due to its similarity to bone tissue, Biocoral'r' is compatible, resorbed by the body as new bone growth invades the Biocoral and is replaced by neoformed invasion. It is highly porous with numerous interconnected channels which allow a total migration to the center of the implant free of contamination risk. Because Biocoral'r' is resorbed, it can be combined with antimicrobials, anticancer agents or other pharmaceuticals for slow release into bone tissue, resulting in an advantage over autologous bone grafts. The principal current alternative to Biocoral'r' is the utilization of autologous (from the patient's own body) bone grafts. The use of autologous bone grafts requires the patient to undergo one or more additional surgeries to harvest the bone graft material. This is not always feasible due to the condition of the patient or other contraindications, and must be shaped in a separate procedure to fit the graft area.

         According to Inoteb, Biocoral'r' has been used in more than 230,000 patients, principally in Western Europe and Korea. Biocoral'r' was originally patented in France in 1979, in the United States in 1982, and in Japan in 1989. Inoteb acquired the patent rights to Biocoral'r' from ANVAR/CNRS, the French National Center for Scientific Research, a French governmental agency. The Company has developed an additional 9 patents for various applications and uses of its products, such as osteoporosis remediation, autologous glue, combination with growth factor, among others.

         Clinical Applications

         Biocoral'r' has been used in various clinical applications. Current uses include the following: (a) orthopedic surgery uses include spinal surgery, tibial (shinbone) osteotomies, hip fractures, trephine (skull) hole replacement, fracture repair and filling of bone cavities particularly in bone fractures due to osteoporosis; (b) maxillocraniofacial surgery and plastic surgery uses include reconstructive and cosmetic surgery; (c) oral surgery uses include filling of bone defects due to loss of teeth or periodontal disease.

         The Company is preparing new clinical human trials for autologous fibrin glue in different indications which will be started during 2002. We believe that the results of these clinical trials will allow us to extend the market of innovative Company products for use in other indications.

         Osteoporosis

         Osteoporosis is a progressive bone disorder in which bone density decreases, combined with increased bone brittleness and porosity, which primarily affects post-menopausal women. The number of women suffering from osteoporosis has grown significantly with the aging of Western populations. The clinical trials Inoteb has run over the past 9 years have demonstrated the feasibility of this treatment to reduce the consequences of fractures caused by osteoporosis and to avoid the occurrence of fracture as well. Inoteb is developing several variants of its Biocoral'r' technology aimed at osteoporosis treatment. Biocoral'r' offers a superior method of preventing and repair of bone fractures due to osteoporosis. It has the ability to help the skeletal system, reinforcing it where it is weak and fragile. Biocoral'r' can serve both to heal bones that are already fractured and to prevent bone fractures from occurring.

         Phase II clinical trials in Europe demonstrated the efficacy of Biocoral'r' for local osteoporosis treatment in rebuilding bone, particularly in combination with osteodensimatic screening. The Company also began Phase III multi-center clinical trials of Biocoral'r' in 13 clinics in Europe last year. It is expected that this study will demonstrate that the Company's product in this application will stabilize the fracture and will permit better recovery for patients providing them faster mobility and return to normalcy with a very low risk of refracture. We are also working on a prevention concept which for the first time will permit treatment for patients whom are susceptible to osteoporosis and already have fractures as a result of it. The Company's product in this application will permit the reconstruction of newly formed bone in the area that is affected by the osteoporosis and has a low bone mass. An initial human clinical study has demonstrated and confirmed the result of reconstruction of newly formed bone in the bone mass area. The company owns the patents in these applications which are granted in United States. The Company intends to raise additional capital to continue Phase III clinical trials in North America which will be a prerequisite to human use in the United States and Canada.

Autologous Fibrin Glue

         We have developed what we believe is the world's first fully autologous fibrin glue. This autologous fibrin glue is prepared using the patient's own blood, in a closed system, eliminating immunological problems and the risk of blood-borne disease transmission such as, for example, HIV and hepatitis. In contrast, all fibrin glues currently on the market (whether autologous or homologous) require foreign protein as thrombin or antifibrinolitic.

         Surgical glue represents a fast growing segment of the biotech industry. Clinical trials have been done especially for skin replacement and skin grafts eliminating the need for protein based skin grafts.

         The Company has completed phase III human clinical trials for specific indications, and the product file has been approved by the AFFSSAPS. On September 14, 2000, AFFSSAPS granted a blood bank the authorization to prepare, use and distribute the Company's new autologous fibrin glue. On June 8, 2000, the Company also obtained EC certification for its innovative medical device, which allows the company to market the product in the European community and which is valid until June 7, 2005 and is renewable. However, before the Company can commence commercialization of the autologous fibrin glue, AFFSSAPS requires that the French blood bank EFS, the exclusive operator of blood transfusions in France, prepare a report following up on the progress of the first fifty (50) patients treated with the autologous fibrin glue. The Company is currently assisting EFS in the preparation of this report and anticipates completing the report in the second half of 2002.

         We expect to be ready for distribution of this new device in France in the second half of 2002 and in other European countries in beginning of 2003. We believe that the world market segment for the autologous fibrin glue is in excess of $600 million.

Composite Biocoral and Growth Factor

         For more than 12 years, studies have been undertaken to demonstrate that it is possible to accelerate the bone repair process by combining growth factors with a support matrix such as Biocoral'r'. Some scientific research has shown that Biocoral'r', as biomaterial, represents a useful support for growth factors. European clinical trials conducted over the past 3 years have had positive results confirming the acceleration of the bone repair process as aforesaid.

Raw Materials and Manufacturing

         The primary raw material used by the Company to manufacture Biocoral'r' is coral. The coral used in the Company's products is presently sourced from New Caledonia, but is also found in abundance in wide areas of the Indian and Pacific Oceans. The Company believes that its existing inventory of coral, together with coral sources immediately available to it, are sufficient to meet its present and future needs. To date, coral prices have been stable but no assurance can be had that they will not rise. The Company is, however, unaware of any factors which are likely to have a material adverse effect on the Company's ability to obtain coral at a competitive price.

         Manufacturing of Biocoral'r' is conducted at Inoteb's facility in Saint Gonnery, France. This facility, which covers approximately 350 square meters (3150 square feet), has been ISO 9002 rated since August 1995. On October 25, 1996, Inoteb was granted, in addition to the ISO 9002 certification, European Norms 46002 certification for the quality assurance system set up in the manufacturing process of Biocoral'r' and, on December 30, 1996, Inoteb was granted the EC certification allowing sales of Biocoral'r' throughout the European Community. This certification was valid for five (5) years and expired in 2001. In the last quarter of 2001 the Company was audited for renewal of this certification and the new certification has been issued on December 20, 2001 and is valid through 2004. Additionally, the Company is audited once a year by GMED to maintain its certifications. The Company believes this facility is adequate to service the Company's present and medium-term-future needs.

Competition

         The Company's Biocoral'r' product competes with (i) natural bone obtained from autograft procedures and allograft sources and with (ii) two other synthetic bone products, one marketed in the United States by Interpore, Inc. a publicly-held company with significantly greater resources and distribution capabilities than the Company, and another that was approved by the FDA in May 1993. Autograft and allograft bone have been used for graft material for a much longer period of time than Biocoral'r' and similar materials, and in order to increase its future sales of Biocoral'r', the Company will have to demonstrate to the medical community the surgical and patient advantages, safety, efficacy, cost effectiveness and clinical results of Biocoral'r'. Most of the Company's competitors have substantially greater resources, larger market share and greater research and development capabilities than the Company and may, therefore, be expected to compete aggressively and successfully in the markets for the Company's products.

         Homologous fibrin sealant is biologically prepared from large plasma pools, with the addition of other biologicals such as thrombin and anti fibrinolytics products necessary for their activation. Even after a safety process has been implemented, there can be residual unexpected viral transmission or immunological problems. Safer autologous fibrin glue can be prepared by different processes, but are not standardized and need other biologicals such as thrombin and antifibrinolytics.

         The new autologous fibrin glue prepared by the Company's innovative medical device is standardized, and truly safe due to the use of calcium as an activator, without the addition of any other biologicals such as thrombin or antifibrinolytics. In addition, the composition remains constant in terms of components and properties.

         The Company believes that Biocoral'r' provides an attractive alternative to autograft and allograft bone graft materials. In an autograft procedure, bone material is first harvested from another part of the patient's skeleton and then, in a second procedure, grafted to the site of the bone deficit. The harvesting procedure increases operating time and expense, and can lead to complications such as infection, excessive blood loss, chronic pain and deformity. When an autograft is not feasible or desirable, allograft bone, typically obtained from a cadaver, can be used. In order to maintain mechanical and biological properties, some allograft bone is not sufficiently secure to avoid all risks of disease transmission. Therefore, unlike Biocoral'r', which is a sterile and biocompatible material, allograft bone carries the risks of implant rejection and the transmission of infectious agents such as hepatitis and HIV. The use of Biocoral'r' entails none of these risks and provides clinical results comparable to those of autograft material in suitable condition for use.

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

         The Company has been able to compete in Europe with other producers that also sell their products in the United States. Despite their significantly greater resources, management believes that it will, once its products have been approved by the FDA, be able to be competitive with such companies because of the quality of its products. The presence of these competitors' products in the US market actually may benefit the Company by enabling it to seek foreshortened FDA approval of its products. See "Business -- Government Regulation".

         Biocoral'r' has been used in European dental applications for more than 16 years. This use, together with the scientific results of its in vivo use and clinical trials have demonstrated the efficacy of using Biocoral'r' for bone regeneration in dental applications. The Company competes with many businesses in the production and distribution of biomaterials for filling bone cavities before rehabilitation of partially and totally edentulous patients. These businesses compete primarily on the basis of product performance and price, as well as customer loyalty and service. Biocoral'r' also competes with bone grafts and bone graft substitutes. Companies selling competitive products sometimes also sell dental implants, so bundling these products is often a strategy. All of these businesses compete primarily on the basis of product performance and price, as well as on customer loyalty and service.

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

Governmental Regulation

         Biocoral'r' has been approved for marketing in more than 15 countries in Europe, Korea, South Africa, Canada and Australia. Biocoral'r' has been approved for reimbursement by the Tarif Interministeriel des Prestations Sanitaires, the French national health services agency and for reimbursement by social security insurance.

         The Company's products are subject to significant government regulation in the United States and other countries. To test clinically, and to produce and mass market products for human diagnostic and therapeutic use in the United States, the Company must comply with mandatory procedures and safety standards established by the Food and Drug Administration ("FDA") and comparable state and foreign regulatory agencies. Typically, such standards require that products be approved by the government agency as safe and effective for their intended use before being marketed for human applications. Obtaining such approvals in the US could take some time and involve substantial expenditures. No clinical testing on humans may be undertaken in the United States without first obtaining an Investigational Device Exemption ("IDE") from the FDA.

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

Item 4. Submission of Matters to a Vote of Security Holders.

         The Company held its annual meeting on December 20, 2001. At the annual meeting, the shareholders elected Nasser Nassiri, Yuhko Grossman and Jean Darondel to serve on the Board of Directors. At the annual meeting, the shareholders also ratified the appointment of J.H.Cohn LLP as the Company's independent auditors. No other matters were voted upon.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         At December 31, 2001 there were 19,273,594 shares of our common stock issued and outstanding. A significant portion of our outstanding shares are subject to resale restrictions. Unless these securities are registered under the Securities Act of 1933, as amended, or exempt under another provision of the Securities Act, these securities are ineligible for sale in the public market. Sales in the public market of substantial amounts of our common stock that are presently restricted could adversely affect prevailing market prices.

         The following table sets forth information regarding the high and low closing price for our common stock as reported on the over-the-counter electronic bulletin board for each of the periods set forth below. Such prices do not necessarily reflect actual transactions and do not include retail mark-ups, mark-downs or commissions. The prices set forth below are per share:

           Quarter Ended                High                  Low
           -------------                ----                  ---
           December 31, 2001           $10.50                $2.27
           September 30, 2001          $11.46                $2.50
           June 30, 2001               $18.50                $4.625
           March 31, 2001(1)           $8.625                $4.5

           December 31, 2000           $0.30                 $0.16
           September 30, 2000          $0.30                 $0.16
           June 30, 2000               $0.33                 $0.14
           March 31, 2000              $0.55                 $0.05

(1) In March 2001, the Company effectuated a 1-for-50 reverse split of the Company's common stock.

Holders

         As of December 31, 2001 there were approximately 400 holders of record of the shares of the Company's common stock.

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

Recent Sales of Unregistered Securities

         During the year ended December 31, 2000, the Company completed a private offering (the "Offering") of 6% convertible promissory notes payable (the "Notes") due December 31, 2002. The Company sold the Notes in the aggregate principal amount of $3,000,000 to "accredited investors" through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Act. The Company has received $2,000,000 of the proceeds and the remaining $1,000,000 was restricted as of December 31, 2001 pending the Company's issuance of all of the required regulatory documents and the listing of the Company's common stock for trading on the NASDAQ Stock Market. As such, these proceeds are classified as cash held in escrow, a non-current asset, in the consolidated balance sheets included herein.

         In October 2001, the Company commenced a new offering (the "New Offering") for a maximum of 300,000 shares of its common stock at $6.00 per share to "accredited investors" through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Act. Consummation of at least a portion of the offering was dependent on the sale of a minimum of 166,667 shares prior to the expiration of the New Offering on April 30, 2002 (the Company may extend the New Offering through October 30, 2002). As of December 31, 2001, the company had received subscriptions for the purchase of 178,334 shares of common stock which generated gross proceeds of $1,070,000. Those proceeds were used primarily to repay the Company's outstanding callable convertible 8% Notes and the accrued interest thereon.

         On April 18, 2001, we issued an aggregate of 18,888,889 shares of our common stock upon the conversion of an aggregate principal amount of $850,000 of our 6% promissory notes to the holders of such notes.

         We believe that the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions. All recipients either received adequate information about us or had adequate access, through their relationships with us, to such information.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in the financial statement contained elsewhere in this annual report.

            Summary of Significant Accounting Policies and Estimates

         This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, property and equipment, stock based compensation and contingencies. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The assumptions and bases for estimates used in preparing our consolidated financial statements are set forth as significant accounting policies in Note 1 of the notes to the consolidated financial statements included in this annual report and are summarized below:

         Use of estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("USGAAP") requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Revenue recognition -- Sales are recognized when the earnings process is complete and collectibility is assured, which is usually when the goods are shipped to customers. Amounts billed related to shipping and handling, which are not significant, are included in revenue.

         Investments in securities -- The Company's investments in marketable equity securities have been classified as "available-for-sale." Accordingly, they are carried at fair value, with unrealized gains and losses, net of related tax effects, reported as a separate component of stockholders' equity (deficiency) and accumulated other comprehensive income (loss).

         Inventories -- Inventories are stated at the lower of cost, determined on the first-in, first-out ("FIFO") method, or market.

         Property and equipment -- Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (15 years for properties and three to ten years for equipment).

         Deferred financing costs -- Debt issuance costs are deferred and amortized to interest expense over the term of the related loan on a straight-line basis.

         Impairment of long-lived assets -- The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as property and equipment and licenses, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

         Advertising -- The Company expenses the cost of advertising and promotions as incurred.

         Research and development -- Costs and expenses related to research and product development are expensed as incurred.

         Income taxes -- The Company accounts for income taxes pursuant to the asset and liability method which requires deferred tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Earnings (loss) per common share -- The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and certain other financial accounting pronouncements. Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Since the Company had losses in 2001 and 2000, the assumed effects of the exercise of outstanding stock options and the application of the treasury stock method were anti-dilutive and, accordingly, diluted per share amounts have not been presented in the accompanying consolidated statements of operations.

         Foreign currency translation and transactions -- Assets and liabilities of Inoteb are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during each year. Resulting translation adjustments, if material, are recorded as a separate component of stockholders' deficiency.

         Recent pronouncements -- In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Among other things, SFAS 144 provides guidance on the implementation of previous pronouncements related to when and how to measure impairment losses and how to account for discontinued operations. Management does not believe that the adoption of SFAS 144 will have a material impact on the Company's consolidated financial position or results of operations.

         The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain other accounting pronouncements as of December 31, 2001 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 2001 and 2000, and it does not believe that any of those pronouncements will have any significant impact on the Company's consolidated financial statements at the time they become effective.

         Results of Operations for the Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

         Net sales, which are solely attributable to Inoteb, SA ("Inoteb"), the Company's wholly owned French subsidiary, totaled $354,200 for the year ended December 31, 2001, a decrease of $15,700 from $369,900 for the year ended December 31, 2000 or 4%. This decrease is attributable to a slight decline in sales relating to the orthopedic and neurosurgery market during the fourth quarter.

         Operating expenses decreased by approximately $211,000 to approximately $854,000 during the year ended December 31, 2001 from approximately $1,065,000 for the year ended December 31, 2000 or 20%. This decrease was primarily attributable to decreases in expenditures for research and development and other operating expenses, which were offset by increases in cost of sales and consulting and professional fees.

         Cost of sales totaled $202,000 for the year ended December 31, 2001, an increase of $43,000 from $159,000 for the year ended December 31, 2000 or 27%.

         Research and development expenses decreased approximately $251,000 to approximately $64,000 during the year ended December 31, 2001 as compared to approximately $315,000 during the year ended December 31, 2000. This decrease was the result of advances payable to the European Community (the "EC") which were converted into subsidies during the year ended December 31, 2001. As described in Note 5 to the consolidated financial statements included herein, advances to Inoteb from the EC in connection with research and development projects were cancelled. As a result, the Company reduced advances payable and research and development expenses by $199,600 as a result of subsidies obtained by the EC.

         Consulting and professional fees during the year ended December 31, 2001 were not significantly different from those in the year ended December 31, 2000, as the increase was only 6%.

         Other operating expenses totaled approximately $237,000 during the year ended December 31, 2001, a decrease of approximately $14,000 or 6% from approximately $251,000 during the year ended December 31, 2000.

         Other expenses (net) totaled $1,202,000 in the year ended December 31, 2001 as compared to $214,000 in the year ended December 31, 2000. This is primarily due to an increase in interest expense of $932,000 from $231,000 in the year ended December 31, 2000 to $1,163,000 in the year ended December 31, 2001. This increase was primarily the result of $850,000 of beneficial interest recorded upon the conversion of 6% convertible promissory notes payable in the principal amount of $850,000 into 18,888,889 shares of the Company's common stock (see Note 5 in the notes to consolidated financial statements included herein). Additionally, the Company incurred deferred financing costs in connection with the sale of 6% convertible promissory notes, which are due December 31, 2002 (see Note 5 in the notes to consolidated financial statements included herein). Such amortization totaled $80,000 in the year ended December 31, 2001 as compared to $40,000 in the year ended December 31, 2000.

         The Company also recorded a $27,000 loss in the year ended December 31, 2001 in connection with its limited partnership interest and $21,000 of realized losses on the sale of available-for-sale securities, which were offset by approximately $9,000 of other income attributable to Inoteb. During the year ended December 31, 2000, the Company had other income totaling $13,000 and an unrealized gain of $4,000.

         As a result of the above, the Company's net loss for the year ended December 31, 2001 totaled $1,702,016 or $.12 per share compared to a net loss of $909,283 or $2.36 per share for the year ended December 31, 2000. These losses per share were based on weighted average common shares outstanding of 13,736,304 for the year ended December 31, 2001 and 384,705 for the year ended December 31, 2000, which reflect a 1-for 50 reverse split effective April 16, 2001 (see Note 6 in the notes to consolidated financial statements herein).

              Financial Condition, Liquidity and Capital Resources

         As shown in the accompanying consolidated financial statements, the Company had net losses of approximately $1,702,000 and $909,000 in 2001 and 2000, respectively. The net loss in 2001 included a nonrecurring charge related to beneficial conversion rights of $850,000. Management believes that it is likely that the Company will continue to incur net losses through at least 2002, although it is also likely that such losses will be substantially reduced in the absence of the nonrecurring charge. The Company also had working capital and stockholders' deficiencies of approximately $1,262,000 and $2,440,000 at December 31, 2001, respectively. The working capital deficiency at December 31, 2001 was attributable, in part, to the inclusion in current liabilities of 8% callable convertible promissory notes with a principal balance of $800,000 and accrued interest on those notes of $211,000 that became payable as of December 31, 2001 (see Note 5). In the absence of the mitigating circumstances described below, such matters could raise substantial doubt about the Company's ability to continue as a going concern without curtailing or terminating some or all of its operations.

         To enable the Company to meet a portion of its obligations as they become due, management commenced a private placement of the Company's common shares on October 31, 2001 (see Note 6). As of December 31, 2001, the Company had received subscriptions for the purchase of shares that generated gross proceeds of $1,070,000. Those proceeds were used primarily to repay the 8% callable convertible promissory notes and the related accrued interest during March 2002. As of March 28, 2002, the Company had received additional subscriptions for the purchase of shares that will generate gross proceeds of approximately $115,000, and it was continuing to offer common shares pursuant to the private placement (which will expire on April 30, 2002 unless extended by the Company for an additional six months) that could generate additional gross proceeds of approximately $615,000. Current liabilities as of December 31, 2001 also included accrued interest of approximately $330,000 that the Company may elect to pay through the issuance of common stock instead of cash, and it will be also able to elect to pay interest of approximately $130,000 that will accrue in 2002 through the issuance of common stock. The chairman of the Company has also agreed to allow the Company to defer compensation pursuant to his consulting agreement of approximately $75,000 that was accrued as of December 31, 2001 and compensation of approximately $150,000 that will accrue in 2002 until after December 31, 2002. Management also plans to seek additional equity and/or debt financing for the Company and, if necessary, request the Company's lenders and other creditors to extend the due dates of the Company's obligations and/or convert the obligations to common stock. Accordingly, management believes, but cannot assure, that the Company will have sufficient liquid resources for the payment, or the ability to defer the payment, of its obligations as they come due and continue to operate through at least December 31, 2002.

amortization of deferred financing costs totaling $80,000, and depreciation of $20,000 which were offset by the effect of research and development subsidies amounting to $200,000. During the year ended December 31, 2001 changes in the Company's other operating assets and liabilities provided cash totaling approximately $223,000. The Company's net loss of $1,702,000 increased its accumulated deficit to approximately $17,321,000 at December 31, 2001.

         During the year ended December 31, 2000, the Company completed a private offering (the "Offering") of 6% convertible promissory notes payable (the "Notes") due December 31, 2002. The Company sold the Notes in the aggregate principal amount of $3,000,000 to "accredited investors" which represents the maximum number of units available under the Offering. The Company has received $2,000,000 of the proceeds and the remaining $1,000,000 was restricted as of December 31, 2001 pending the Company's issuance of all of the required regulatory documents and the listing of the Company's common stock for trading on the NASDAQ Stock Market. As such, these proceeds are classified as cash held in escrow, a non-current asset, in the consolidated balance sheets included herein.

         During the year ended December 31, 2001 the Company invested an additional $255,000 of excess cash in marketable securities, which were classified as available-for-sale and consisted of equity securities with an aggregate fair value of $296,000 and a cost totaling $724,000 at December 31, 2001. The net unrealized holding loss of $385,000 for the year ended December 31, 2001 increased accumulated other comprehensive loss, a component of total stockholders' equity, to $428,000 as of December 31, 2001. The Company also recorded a realized loss of $21,000 during the year ended December 31, 2001.

         The Company also used $115,000 to repay long-term obligations during the year ended December 31, 2001 as well as make capital expenditures in the amount of $7,000. The Company does not presently have commitments to make material capital expenditures during the next twelve months.

         The Company reduced advances payable to the European Community (the "EC") as per the terms of their advance agreement, under which, if certain conditions are met Inoteb will not have to pay some or all of the advances. During the year ended December 31, 2001, the Company reduced advances payable and research and development expenses by approximately $200,000 as a result of subsidies obtained from the EC (see Note 5 to the consolidated financial statements contained herein).

         On April 16, 2001 the Company affected the following actions: (i) an increase in the number of common shares authorized for issuance by the Company from 20,000,000 shares to 100,000,000 shares; (ii) a 1-for 50 reverse split of the company's outstanding shares of common stock; and (iii) an increase in the number of shares of common stock that may be subject to stock options from 2,000,000 shares to 20,000,000 shares. The numbers of shares and prices per share in the consolidated financial statements and notes included herein have been retroactively restated for the effects of the reverse split.

         On April 18, 2001, the Company received requests from holders of 6% Notes in the principal amount of $850,000 for the conversion of those Notes into shares of the Company's common stock under terms described in Note 5 to the consolidated financial statements included herein. The Company approved the request and, accordingly, it issued 18,888,889 shares upon the completion of all the required regulatory documents. As a result of the conversion, the Company charged $850,000 to interest expense during the year ended December 31, 2001 based on the conversion of those Notes, which represents the proportionate amount of the $3,000,000 of beneficial conversion rights that arose from the original issuance of the 6% Notes.

         The conversion of the 6% Notes that remained outstanding at December 31, 2001 is contingent upon the Company's consent to such conversion and, therefore, the date on which the 6% Notes first became convertible cannot be determined until such consent is requested and granted. Accordingly, the Company will charge to interest expense a proportionate amount of the maximum of $2,150,000 attributable to the beneficial conversion rights related to the 6% Notes that remained outstanding at December 31, 2001 at such time as consent is requested and granted.

         On March 25, 2002 the maturity date of the 6% Notes was extended to December 31, 2004. The Company believes that the proceeds from the New Offering, the extension of the maturity date of the 6% Notes, and its current sources of liquidity and cash are sufficient to satisfy its cash needs through at least the next twelve months.

                           Forward-Looking Statements

         In this annual report, we include some forward-looking statements that involve substantial risks and uncertainties and other factors that may cause our operational and financial activity and results to differ from those expressed or implied by these forward-looking statements. In many cases, you can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and "continue," or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information.

         You should not place undue reliance on these forward-looking statements. The section captioned "Management's Discussion and Analysis of Financial Condition and Plan of Operations," as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from our expectations.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

         We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Because of the risks and uncertainties, the forward-looking events and circumstances discussed in this annual report might not occur.

Item 7.  Financial Statements


                         BIOCORAL, INC. AND SUBSIDIARIES


                                    I N D E X

                                                                                  PAGE
                                                                                  ----
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                                         F-2/3

CONSOLIDATED BALANCE SHEETS
     DECEMBER 31, 2001 AND 2000                                                    F-4

CONSOLIDATED STATEMENTS OF OPERATIONS
     YEARS ENDED DECEMBER 31, 2001 AND 2000                                        F-5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
     YEARS ENDED DECEMBER 31, 2001 AND 2000                                        F-6

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
DEFICIENCY
     YEARS ENDED DECEMBER 31, 2001 AND 2000                                        F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 31, 2001 AND 2000                                        F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                        F-9/19

                                    *  *  *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
   Stockholders
BioCoral, Inc.

We have audited the accompanying consolidated balance sheets of BIOCORAL, INC. AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Inoteb SA, a 100%-owned subsidiary as of December 31, 2001 and 2000, respectively, which statements reflect total assets of approximately $433,000 and $412,000 as of December 31, 2001 and 2000, respectively, and losses of approximately $64,800 and $325,000 for the years ended December 31, 2001 and 2000, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Inoteb SA, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioCoral, Inc. and Subsidiaries as of December 31, 2001 and 2000, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                    J.H. COHN LLP

Roseland, New Jersey
March 28, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
   Stockholders
Inoteb SA

We have audited the consolidated balance sheets of INOTEB SA (a French corporation) AND SUBSIDIARY as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements, which are not presented separately herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inoteb SA and Subsidiary as of December 31, 2001 and 2000, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                CONSULTAUDIT S.A.

Paris, France
February 28, 2002

                         BIOCORAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                                    ASSETS                                      2001                      2000
                                                                                ----                      ----
Current assets:
    Cash                                                                   $    175,170             $  1,234,081
    Investments in available-for-sale securities                                296,341                  494,709
    Accounts receivable, net of allowance for doubtful accounts
        of $1,000                                                                52,000                   52,700
    Inventories                                                                  79,700                  138,200
    Other current assets                                                         30,300                   24,400
                                                                           ------------             ------------
           Total current assets                                                 633,511                1,944,090
Cash held in escrow                                                           1,000,000                1,000,000
Property and equipment, net of accumulated depreciation of
    $316,930 and $296,730                                                        37,400                   50,900
Deferred financing costs, net of accumulated amortization of
    $120,000 and $40,000                                                         80,000                  160,000
Other assets                                                                    130,703                  158,506
                                                                           ------------             ------------

           Totals                                                          $  1,881,614             $  3,313,496
                                                                           ============             ============

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Current portion of long-term debt                                      $    840,300             $  1,115,200
    Accounts payable and accrued liabilities                                  1,054,909                1,009,917
                                                                           ------------             ------------
           Total current liabilities                                          1,895,209                2,125,117
Long-term debt, net of current portion                                        2,351,500                3,241,100
Other liabilities                                                                75,000
                                                                           ------------             ------------
           Total liabilities                                                  4,321,709                5,366,217
                                                                           ------------             ------------

Commitments and contingencies

Stockholders' deficiency:
    Preferred stock, par value $.001 per share; 1,000,000
        shares authorized; none issued                                             -                        -
    Common stock, par value $.001 per share; 100,000,000
        and 20,000,000 shares authorized; 19,451,928 and
        19,235,260 shares issued and outstanding                                 19,451                   19,235
    Additional paid-in capital                                               16,359,139               13,589,355
    Accumulated deficit                                                     (17,321,093)             (15,619,077)
    Accumulated other comprehensive loss - net unrealized
        holding loss on available-for-sale securities                          (427,592)                 (42,234)
    Stock subscriptions receivable for 178,334 shares of
        common stock                                                         (1,070,000)
                                                                           ------------             ------------


           Total stockholders' deficiency                                    (2,440,095)              (2,052,721)
                                                                           ------------             ------------

           Totals                                                          $  1,881,614             $  3,313,496
                                                                           ============             ============

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                          2001                2000
                                                                                          ----                ----
Net sales                                                                            $   354,200         $  369,900
                                                                                     -----------         ----------
Operating expenses:
    Cost of sales                                                                        201,800            159,400
    Research and development, net of subsidies                                            64,232            315,315
    Depreciation of property and equipment                                                20,200             29,100
    Consulting and professional fees                                                     330,681            310,610
    Other operating expenses                                                             237,045            251,028
                                                                                     -----------         ----------
           Totals                                                                        853,958          1,065,453
                                                                                     -----------         ----------

Loss from operations                                                                    (499,758)          (695,553)
                                                                                     -----------         ----------

Other income (expense):
    Interest (including charge of $850,000 for beneficial conversion
        rights in 2001)                                                               (1,162,823)          (230,510)
    Realized gain (loss) on sale of available-for-sale securities                        (21,418)             4,242
    Other                                                                                (18,017)            12,538
                                                                                     -----------         ----------
           Totals                                                                     (1,202,258)          (213,730)
                                                                                     -----------         ----------
Net loss                                                                             $(1,702,016)        $ (909,283)
                                                                                     ===========         ==========


Basic net loss per common share                                                      $      (.12)        $    (2.36)
                                                                                     ===========         ==========

Basic weighted average common shares outstanding                                      13,736,304            384,705
                                                                                     ===========         ==========

See Notes to Consolidated Financial Statements.

                                     BIOCORAL, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                                                   2001              2000
                                                                                                   ----              ----
Net loss                                                                                      $(1,702,016)        $(909,283)
                                                                                              -----------         ---------

Net unrealized holding loss on available-for-sale securities
    arising during the period                                                                    (406,776)          (42,234)

Reclassification adjustment for realized losses included
    in net loss                                                                                    21,418
                                                                                              -----------         ---------

Net unrealized holding loss on available-for-sale
    securities                                                                                   (385,358)          (42,234)
                                                                                              -----------         ---------

Comprehensive loss                                                                            $(2,087,374)        $(951,517)
                                                                                              ===========         =========


See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                 Common Stock                                                    Stock
                               ----------------                              Accumulated     Subscriptions
                               Number             Additional                    Other          Receivable          Total
                                 of                Paid-In     Accumulated  Comprehensive  -----------------    Stockholders'
                               Shares    Amount    Capital       Deficit        Loss       Shares     Amount     Deficiency
                              -------    ------    -------       -------       -----       ------     ------     ----------
Balance, January 1, 2000    19,235,260  $19,235  $13,589,355  $(14,709,794)                                     $(1,101,204)

Net unrealized holding
 loss on available-for-
 sale securities                                                             $ (42,234)                             (42,234)

Net loss                                                          (909,283)                                        (909,283)
                            ----------  -------  -----------  ------------   ---------  -------  -----------    -----------
Balance, December 31, 2000  19,235,260   19,235   13,589,355   (15,619,077)    (42,234)                          (2,052,721)

Net unrealized holding
 loss on available-for-
 sale securities                                                              (385,358)                            (385,358)

Net loss                                                        (1,702,016)                                      (1,702,016)

Adjustments for 1-for-
 50 reverse stock split
 approved April 16, 2001   (18,850,555) (18,851)      18,851

Conversion of 6%
  convertible promissory
  notes payable             18,888,889   18,889      831,111                                                        850,000

Fair value of beneficial
  conversion rights
  recorded upon conversion
  of 6% convertible
  promissory notes payable                           850,000                                                        850,000

Subscriptions for purchase
  of common stock through
  private placement            178,334      178    1,069,822                            178,334  $(1,070,000)
                            ----------  -------  -----------  ------------   ---------  -------  -----------    -----------
Balance, December 31, 2001  19,451,928  $19,451  $16,359,139  $(17,321,093)  $(427,592) 178,334  $(1,070,000)   $(2,440,095)
                            ==========  =======  ===========  ============   =========  =======  ===========    ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                 2001               2000
                                                                                                 ----               ----
Operating activities:
    Net loss                                                                                 $(1,702,016)        $ (909,283)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation of property and equipment                                                    20,200             29,100
        Amortization of deferred financing costs and other assets                                 80,000             51,033
        Charge for beneficial conversion rights                                                  850,000
        Realized (gain) loss on sale of available-for-sale securities                             21,418             (4,242)
        Effect of subsidies on research and development expenses                                (199,600)
        Changes in operating assets and liabilities:
           Accounts receivable                                                                       700             60,200
           Inventories                                                                            58,500             53,700
           Other current assets                                                                   (5,900)            (9,900)
           Other assets                                                                           27,803                761
           Accounts payable and accrued liabilities                                              119,992            174,748
                                                                                             -----------         ----------
                  Net cash used in operating activities                                         (728,903)          (553,883)
                                                                                             -----------         ----------

Investing activities:
    Capital expenditures                                                                          (6,700)           (12,558)
    Purchases of available-for-sale securities                                                  (254,822)          (636,653)
    Proceeds from sales of available-for-sale securities                                          46,414            103,952
                                                                                             -----------         ----------
                  Net cash used in investing activities                                         (215,108)          (545,259)
                                                                                             -----------         ----------

Financing activities:
    Principal payments on notes payable to related parties                                                         (347,015)
    Proceeds from long-term obligations                                                                           2,000,000
    Principal payments on long-term obligations                                                 (114,900)           (61,600)
    Deferred financing costs                                                                                       (200,000)
    Proceeds from sale of common stock                                                                              500,000
                                                                                             -----------         ----------
                  Net cash provided by (used in) financing activities                           (114,900)         1,891,385
                                                                                             -----------         ----------
Net increase (decrease) in cash                                                               (1,058,911)           792,243
Cash, beginning of year                                                                        1,234,081            441,838
                                                                                             -----------         ----------
Cash, end of year                                                                            $   175,170         $1,234,081
                                                                                             ===========         ==========

Supplemental disclosure of cash flow data:
    Interest paid                                                                            $    24,821         $   18,094
                                                                                             ===========         ==========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies:
              Business:
                 BioCoral, Inc. ("BioCoral") was incorporated under the laws of the State of Delaware on May 4, 1992. It is a holding company that conducts commercial operations primarily through a wholly-owned subsidiary, Inoteb SA ("Inoteb"), a French corporation. BioCoral, Inoteb and BioCoral's other subsidiaries are referred to collectively herein as the "Company."

                 "Inoteb's operations consist primarily of researching and developing, manufacturing and marketing patented high technology biomaterials, bone substitute materials made from coral and other orthopedic, oral and maxillo-facial products, including products marketed under the trade name of BioCoral. The Company has obtained regulatory approvals to market its products throughout Europe and in Canada and certain other countries. The Company owns various patents for its products which have been validated and issued in the United States, Canada, Japan, Australia and various countries throughout Europe. However, the Company has not applied for the regulatory approvals needed to market its products in the United States. Obtaining such approvals in the United States could take a period of time and involve substantial expenditures.

                 BioCoral is a publicly-traded company that is required, among other things, to file periodic reports with the United States Securities and Exchange Commission under the Securities Exchange Act of 1934.

              Basis of presentation:
                 As shown in the accompanying consolidated financial statements, the Company had net losses of approximately $1,702,000 and $909,000 in 2001 and 2000, respectively. The net loss in 2001 included a nonrecurring charge related to beneficial conversion rights of $850,000. Management believes that it is likely that the Company will continue to incur net losses through at least 2002, although its also likely that such losses will be substantially reduced in the absence of the nonrecurring charge. The Company also had working capital and stockholders' deficiencies of approximately $1,262,000 and $2,440,000 at December 31, 2001, respectively. The working capital deficiency at December 31, 2001 was attributable, in part, to the inclusion in current liabilities of 8% callable convertible promissory notes with a principal balance of $800,000 and accrued interest on those notes of $211,000 that became payable as of December 31, 2001 (see Note 5). In the absence of the mitigating circumstances described below, such matters could raise substantial doubt about the Company's ability to continue as a going concern without curtailing or terminating some or all of its operations.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):
              Basis of presentation (concluded):
                 To enable the Company to meet a portion of its obligations as they become due, management commenced a private placement of the Company's common shares on October 31, 2001 (see Note 6). As of December 31, 2001, the Company had received subscriptions for the purchase of shares that generated gross proceeds of $1,070,000. Those proceeds were used primarily to repay the 8% callable convertible promissory notes and the related accrued interest during March 2002. As of March 28, 2002, the Company had received additional subscriptions for the purchase of shares that will generate gross proceeds of approximately $115,000, and it was continuing to offer common shares pursuant to the private placement (which will expire on April 30, 2002 unless extended by the Company for an additional six months) that could generate additional gross proceeds of approximately $615,000. Current liabilities as of December 31, 2001 also included accrued interest of approximately $330,000 that the Company may elect to pay through the issuance of common stock instead of cash, and it will be also able to elect to pay interest of approximately $130,000 that will accrue in 2002 through the issuance of common stock. The chairman of the Company has also agreed to allow the Company to defer compensation pursuant to his consulting agreement of approximately $75,000 that was accrued as of December 31, 2001 and compensation of approximately $150,000 that will accrue in 2002 until after December 31, 2002. Management also plans to seek additional equity and/or debt financing for the Company and, if necessary, request the Company's lenders and other creditors to extend the due dates of the Company's obligations and/or convert the obligations to common stock. Accordingly, management believes, but cannot assure, that the Company will have sufficient liquid resources for the payment, or the ability to defer the payment, of its obligations as they come due and continue to operate through at least December 31, 2002.

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

              Revenue recognition:
                 Sales are recognized when the earnings process is complete and collectibility is assured, which is usually when the goods are shipped to customers. Amounts billed related to shipping and handling, which are not significant, are included in revenue.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (continued):
              Cash:
                 The Company maintains cash deposits in domestic and foreign banks. At December 31, 2001, the Company had cash balances that exceeded insurance limits by approximately $283,000. The Company reduces its exposure to credit risk by maintaining such deposits in major financial institutions and monitoring their credit ratings.

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

              Impairment of long-lived assets:
                 The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as property and equipment and licenses, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

              Advertising:
                 The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were not material in 2001 and 2000.

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

                 Since the Company had losses in 2001 and 2000, the assumed effects of the exercise of outstanding stock options and the application of the treasury stock method were anti-dilutive and, accordingly, diluted per share amounts have not been presented in the accompanying consolidated statements of operations.

                 The numbers of common shares and the per share amounts in these notes and the accompanying consolidated financial statements have been retroactively adjusted, where appropriate, for a 1-for-50 reverse split effected on April 16, 2001 (see Note 6).

              Foreign currency translation and transactions:
                 Assets and liabilities of Inoteb are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during each year. Resulting translation adjustments, if material, are recorded as a separate component of stockholders' deficiency. Foreign currency transaction gains and losses, which were not material in 2001 and 2000, are included in net income or loss.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of accounting policies (concluded):
              Recent pronouncements:
                 In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Among other things, SFAS 144 provides guidance on the implementation of previous pronouncements related to when and how to measure impairment losses and how to account for discontinued operations. Management does not believe that the adoption of SFAS 144 will have a material impact on the Company's consolidated financial position or results of operations.

                 The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain other accounting pronouncements as of December 31, 2001 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 2001 and 2000, and it does not believe that any of those pronouncements will have any significant impact on the Company's consolidated financial statements at the time they become effective.

              Reclassifications:
                 Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentations.

Note 2 - Investments in available-for-sale securities:
                 The Company's investments in marketable securities, all of which were classified as available-for-sale, consisted of equity securities with a cost of $723,933 and a fair value of $296,341 at December 31, 2001 and a cost of $536,943 and a fair value of $494,709 at December 31, 2000.

Note 3 - Property and equipment:
                 Property and equipment used in the Company's medical products operations consisted of the following:


                                                                                2001            2000
                                                                                ----            ----
                    Land                                                    $  10,000        $  10,000
                    Buildings and improvements                                149,330          154,530
                    Equipment and furnishings                                 195,000          183,100
                                                                            ---------        ---------
                                                                              354,330          347,630
                    Less accumulated depreciation                             316,930          296,730
                                                                            ---------        ---------
                       Totals                                               $  37,400        $  50,900
                                                                            =========        =========

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4 - Short-term notes payable to related parties:
                 At January 1, 2000, the Company had outstanding notes payable to related parties with an aggregate principal balance of $347,015 that were due on demand, bore interest at 10% and were convertible into a total of approximately 405,000 shares of common stock of the Company (which was equivalent to a conversion rate of $.8576 per share). During 2000, the outstanding principal balance of all the notes was paid in full, and the Company had no further obligations in connection with these notes payable thereafter. Interest on such borrowings totaled approximately $6,500 in 2000.

Note 5 - Long-term debt:
                 Long-term debt at December 31, 2001 and 2000 consisted of the following:

                                                                                                   2001                2000
                                                                                                   ----                ----
                   8% callable convertible promissory notes payable (A) (C)                    $   800,000        $   800,000
                   6% convertible promissory notes payable (B) (C)                               2,150,000          3,000,000
                   Noninterest bearing advances initially scheduled to be
                     paid in monthly installments through 2002 (D)                                 241,800            265,100
                   Advances bearing interest at 8.06% initially scheduled
                     to be paid in October 2000 (E)                                                                   199,600
                   Term loan payable monthly in varying installments,
                     including interest at 9.5%, through December 2001                                                 91,600
                                                                                                ----------         ----------
                                                                                                 3,191,800          4,356,300
                    Less current portion                                                           840,300          1,115,200
                                                                                                ----------         ----------
                   Long-term debt                                                               $2,351,500         $3,241,100
                                                                                                ==========         ==========

                   (A) The 8% callable convertible promissory notes payable (the "8% Notes") were due on December 31, 2001 and were convertible at any time at the holder's option at the rate of $175 per share. Interest on the 8% Notes was payable annually, at the Company's option, either in cash or shares of the Company's common stock. The Company sold the 8% Notes to "accredited investors" during 1998 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933 (the "Act"). The principal balance and interest accrued on the 8% Notes were repaid in March 2002 (See Note 6).

                   (B) The 6% convertible promissory notes payable (the "6% Notes") became due on December 31, 2002 and are convertible at any time at the holder's option, subject to Company approval, at the rate of $.045 per share, which was not subject to adjustment for the 1-for-50 reverse split. Interest on the 6% Notes is payable annually, at the Company's option, either in cash or shares of the Company's common stock. The Company sold 6% Notes in the aggregate principal amount of $3,000,000 to "accredited investors" during 2000 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Act.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Long-term debt (continued):

                        Proceeds of $1,000,000 from the sales of 6% Notes were restricted as of December 31, 2001 pending the Company's issuance of all of the required regulatory documents and the listing of the Company's common stock for trading on The Nasdaq Stock Market. Accordingly, the proceeds are classified as cash held in escrow, a noncurrent asset, in the accompanying consolidated balance sheets. The issuances of 6% Notes subject to temporary restrictions were noncash transactions that are not reflected in the accompanying 2000 consolidated statement of cash flows.

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

                        On April 18, 2001, the Company approved requests from holders of 6% Notes in the principal amount of $850,000 for the conversion of those notes into shares of the Company's common stock under terms described above. As a result of the conversion, the Company charged $850,000 to interest expense in 2001 based on the conversion of those Notes, which represents the proportionate amount of the $3,000,000 of beneficial conversion rights that arose from the original issuance of the 6% Notes. The conversion of the 6% Notes was a noncash transaction that is not reflected in the accompanying 2001 consolidated statement of cash flows.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Long-term debt (continued):
                        The conversion of the 6% Notes that remained outstanding at December 31, 2001 is contingent upon the Company's consent to such conversion and, therefore, the date on which the 6% Notes first become convertible cannot be determined until such consent is requested and granted. Accordingly, the Company will charge to interest expense a proportionate amount of the maximum of $2,150,000 attributable to the beneficial conversion rights related to the 6% Notes that remained outstanding at December 31, 2001 at such time as consent is requested and granted.

                        On March 25, 2002, the holders agreed to extend the maturity date of the 6% notes to December 31, 2004. Accordingly, the outstanding borrowings at December 31, 2001 have been classified as noncurrent liabilities in the accompanying consolidated balance sheet.

                   (C) A total of 4,571 and 47,777,778 shares of common stock were issuable as of December 31, 2001 upon conversion of the outstanding 8% Notes and 6% Notes, respectively (see
                        Note 6).

                   (D) The advances were made to Inoteb by ANVAR, an agency of the French government that finances or subsidizes certain "credible" research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, Inoteb will not have to pay some or all of the advances. The Company did not receive any material subsidies from this agency during 2001 and 2000.

                   (E) The advances were made by The European Community, an economic development agency that also finances or subsidizes certain research and development projects. During 2001, the agency acknowledged that Inoteb had met the conditions set forth in the agreement under which the advances had been made and that Inoteb would not have to repay the outstanding balance of the advances. Accordingly, the Company's research and development expenses reflected in the accompanying 2001 consolidated statement of operations have been offset by a subsidy of $199,600.

                 Principal payment requirements on long-term obligations in each of the years subsequent to December 31, 2001 are as follows:

                     Year Ending
                     December 31,                                     Amount
                     ------------                                     ------
                         2002                                      $   840,300
                         2003                                           40,300
                         2004                                        2,217,200
                         2005                                           94,000

                 Management of the Company believes that the term loans, the 8% Notes, the 6% Notes and the noninterest bearing advances had carrying values that approximated their fair values as of December 31, 2001 and 2000 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of those dates.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Preferred and common stock:
                 As of December 31, 2001 and 2000, the Company was authorized to issue up to 1,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued by the Company as of December 31, 2001 and 2000.

                 On December 12, 2000, the Company's Board of Directors approved the following actions, subject to the consent of a majority of the Company's stockholders and completion of appropriate regulatory filings: an increase in the number of common shares authorized for issuance by the Company from 20,000,000 shares to 100,000,000 shares; a 1-for-50 reverse split of the Company's outstanding shares of common stock; and an increase in the number of shares of the Company's common stock that may be subject to stock options from 2,000,000 shares to 20,000,000 shares. As of April 16, 2001, the Company obtained the last of the approvals required for the actions taken by the Board of Directors on December 12, 2000. Accordingly, the numbers of common shares and the per share amounts in these notes and the accompanying consolidated financial statements have been retroactively adjusted, where appropriate, for the 1-for-50 reverse split.

                 On October 31, 2001, the Company commenced an offering for a maximum of 300,000 shares of its common stock at $6.00 per share to "Accredited Investors" through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Act. Consummation of at least a portion of the offering was dependent on the sale of a minimum of 166,667 shares prior to the expiration of the offering on April 30, 2002 (the Company may extend the offering through October 31, 2002). As of December 31, 2002, the Company had received subscriptions for the purchase of 178,334 shares of common stock, which exceeded the minimum number of shares required to assure at least a partial consummation of the offering, from which it will receive gross proceeds of $1,070,000 after December 31, 2001. Those proceeds were used primarily to repay the Company's outstanding 8% Notes and the accrued interest thereon which totaled approximately $1,011,000 as of December 31, 2001 (see Notes 1 and 5). The subscriptions receivable were reflected as a separate component of stockholders' equity in the accompanying consolidated balance sheet as of December 31, 2001.

Note 7 - Stock option plan:
                 On May 4, 1992, the Company adopted a stock option plan (the "Plan") pursuant to which it is authorized, as explained in
                 Note 6, to grant options to purchase up to 20,000,000 shares of common stock. The exercise price, the manner of exercise and the other terms of each option are to be determined by the Company's Board of Directors.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Stock option plan (concluded):
                 During 1999, the Company granted options to employees to purchase 16,000 shares of common stock at a weighted average exercise price of $6.25 per share. No options were granted, cancelled or exercised during 2000. On May 1, 2001, the Company granted options to members of the Board of Directors to purchase 500,000 shares of common stock at an exercise price of $6.00 per share which exceeded the fair market value per share as of that date. No other options were granted and no options were cancelled or exercised during 2001. Accordingly, options to purchase 516,000 shares of common stock remained outstanding and options for the purchase of 19,484,000 shares were available for grant at December 31, 2001.

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

Note 8 - Income taxes:
                 As of December 31, 2001, the Company had net operating loss carryforwards of approximately $10,800,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2021. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $3,671,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 2001.

                 The Company had also offset the potential benefits of $3,162,000 and $2,853,000 from net operating loss carryforwards by equivalent valuation allowances as of December 31, 2000 and 1999, respectively. As a result of the increases in the valuation allowance of $509,000 and $309,000 during the years ended December 31, 2001 and 2000, respectively, there are no credits for income taxes reflected in the accompanying consolidated statements of operations to offset pre-tax losses.

                         BIOCORAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Segment and geographic information:
                 The Company operates principally in one industry segment which includes the research and development, manufacture and sale of biomedical materials used in medical products. The Company conducts operations outside of the United States, principally in France. Information about the Company's operations and assets in different geographic locations as of December 31, 2001 and 2000 and for the years then ended is shown below pursuant to the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information":

                                                           United
                                                           States             France         Others           Consolidated
                                                           ------             ------         ------           ------------
              2001
              ----
              Net sales                                                      $ 354,200                         $  354,200
                                                                             ---------                         ----------
              Operating expenses:
                 Depreciation of property
                    and equipment                                               20,200                             20,200
                 Other operating expenses                  $  393,672          388,000      $  52,086             833,758
                                                           ----------        ---------      ---------          ----------
                        Totals                                393,672          408,200         52,086             853,958
                                                           ----------        ---------      ---------          ----------
              Operating loss                               $ (393,672)       $ (54,000)     $ (52,086)         $ (499,758)
                                                           ==========        =========      =========          ==========
              Total assets                                 $1,096,231        $ 433,000      $ 352,383          $1,881,614
                                                           ==========        =========      =========          ==========

              2000
              ----
              Net sales                                                      $ 369,900                         $  369,900
                                                                             ---------                         ----------
              Operating expenses:
                 Depreciation of property
                    and equipment                                               29,100                             29,100
                 Other operating expenses                  $  359,909          675,200      $   1,244           1,036,353
                                                           ----------        ---------      ---------          ----------
                        Totals                                359,909          704,300          1,244           1,065,453
                                                           ----------        ---------      ---------          ----------

              Operating loss                               $ (359,909)       $(334,400)     $  (1,244)         $ (695,553)
                                                           ==========        =========      =========          ==========
              Total assets                                 $2,790,188        $ 411,600      $ 111,708          $3,313,496
                                                           ==========        =========      =========          ==========


                                    *  *  *

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

         The following persons are our executive officers and directors:

  Name                       Age                Positions with our Company
  ----                       ---                --------------------------
  Nasser Nassiri............ 39      President, Chief Executive Officer and Chairman of
                                     the Board
  Yuhko Grossman............ 37      Secretary, Treasurer and Director
  Jean Darondel............. 59      Director

         Nasser Nassiri. Mr. Nassiri has been the President, Chief Executive Officer and Chairman of the Board of our company since 1997. Mr. Nassiri is a Paris-based financier active in Europe and the Middle East. Since 1990, he has been a private investor and financial advisor to several European financial and portfolio institutions, as well as family investment companies and pharmaceutical businesses in the Middle East. From 1983 to 1987, Mr. Nassiri was a director of Prak Management, a privately-held Middle East-based oil and gas holding company.

         Yuhko Grossman. Ms. Grossman is Secretary, Treasurer and a director of the Company. Ms. Grossman is currently a director of Ono Trading Company of Canada Ltd., a large wholesale company dealing in industrial safety equipment, and a director of Ono Import Export Company Ltd., an international trading company. Previously, Ms. Grossman spent over ten years working with the largest retail pharmaceutical chain in Canada, where her responsibilities included the restructuring and implementation of new management and information systems following corporate buy-outs. Ms. Grossman holds degrees from Simon Fraser University in Modern European History, Political Science and Physics.

         Jean Darondel. Dr. Dardonel is a director of the Company. Dr. Jean Darondel was co-founder of Inoteb and has been its President General for several years. Dr. Darondel is the permanent Biocoral Inc. representative on the Inoteb Board and is an active member of different scientific pilotage committees programs. Dr. Darondel is known for his research in the field of veterinary medicine and business development in the medical/pharmaceutical fields. Dr. Darondel is focusing his efforts on expanding the commercialization of Biocoral products in Europe.

Board of Directors

         All of our directors serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. All of our officers serve at the discretion of the board of directors. There are no family relationships among the directors and executive officers.

Scientific Advisory Board

         We also have a scientific advisory board to aid us in the strategic development of our products. The following list of people are the members of the scientific advisory board:

         Prof. Jean-Pierre Ouhayoun is a doctor of dental surgery and Professor and Chairman of the Department of Periodontology at the University of Paris School of Dentistry. He is also Chief of the dental clinic at Garanciere Hotel Dieu, and is in charge of the research unit at the Orthopedic Research Laboratory in Paris specializing in bone regeneration.

         Dr. Alberto Jussman is a specialist in post-menopausal medicine and the prevention of osteoporosis and is a consultant to the Laboratoires pour la Pharmacie et les Devices Medical and teaches at the CHU Bichat-Claude Bernard in Paris.

         Dr. Rosy Eloy is the former Vice President of the Administrative Council of INSERM, is Director of Biomatech, a French company that tests and evaluates biomaterials and pharmaceutical products.

         Dr. Jean Darondel, a director of our company, is also a member of the scientific advisory board.

         Mr. Roland Schmitthauesler is currently part of the National Center of Blood Transfusion in France. He is the former Chief of the Laboratory of the Plasma Unit at the CRTS in Strasborg. Mr. Roland Schmitthauesler has been associated with the development of Biocoral's autologous glue since 1991.

         Dr. Genevieve Guillemin is a scientist and director of CNRS (French National Center of Scientific Research). Dr. Guillemin co-filed the original 1979 patent for Biocoral'r' and still participates in the development of Biocoral.

         Dr. Yves Cirotteau is an orthopedic and traumatologic surgeon. He is a member of the SOFCOT (French Orthopaedic and Traumatologic Society), Hip and Knee Society and AAAS (American Association for Advancement of Science). Dr. Cirotteau is the principal inventor of Biocoral'r' applications in curative and preventive treatments of osteoporotic fractures and is involved in its development.

         None of our executive officers or directors is employed pursuant to an agreement with us; however, we have engaged Mr. Nassiri as a consultant pursuant to a consulting agreement in September 1997. This agreement expired in 2000 and was renewed for two (2) years until August 30, 2002.

         The business address for each of our executive officers and directors is 38 rue Anatole France, 92594 Levallois Perret Cedex, France.

Limitation on Liability of Directors

         As permitted by Delaware law, our certificate of incorporation includes a provision which provides that a director shall not be personally liable to us or our stockholders for monetary damages for a breach of fiduciary duty as a director, except (i) for any breach of the director's duty of loyalty to us or our stockholders, (ii) under Section 174 of the General Corporation Law of the State of Delaware, which prohibits the unlawful payment of dividends or the unlawful repurchase or redemption of stock, or (iii) for any transaction from which the director derives an improper personal benefit. This provision is intended to afford directors protection against, and to limit their potential liability for, monetary damages resulting from suits alleging a breach of duty of care by a director. As a consequence of this provision, our stockholders will be unable to recover monetary damages against directors for action taken by them which may constitute negligence or gross negligence in performance of their duties unless such conduct falls within one of the foregoing exceptions. The provision, however, does not alter the applicable standards governing a director's fiduciary duty and does not eliminate or limit our right, or the right of any stockholder, to obtain an injunction or any other type of non-monetary relief in the event of a breach of fiduciary duty. We believe this provision will assist in securing and retaining qualified persons to serve as directors.

Compliance With Section 16(a) Of The Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all
Section 16(a) filing requirements applicable to its officers and directors have been complied with.

Item 10. Executive Compensation

          Presently, none of our executive officers receive any salary. However, on September 1, 1997, the Company entered into a Consulting Agreement with Nasser Nassiri, its Chairman, pursuant to which Mr. Nassiri serves as Chairman of the Company. The Agreement, which was for a three year term, provides for base compensation of $150,000 per annum, reimbursement of certain expenses and for a payment of two years' compensation thereunder in the event of a change in control of the Company. The agreement has been renewed for another two years to August 30, 2002 with the same conditions as the Agreement. Through December 31, 2001, Mr. Nassiri has deferred receipt of any cash compensation pursuant to his Consulting Agreement.

Stock Option Plan

         On May 4, 1992, the Company adopted a stock option plan pursuant to which it was originally authorized to grant options to purchase up to 2,000,000 shares of common stock. On April 16, 2001, the Company became authorized to grant options to purchase up to 20,000,000 shares.

         On November 15, 1999, the Company granted to each of Nasser Nassiri, its Chairman and a director, and Ramine Almassi and Jean Darondel, each then a director of the Company (although Mr. Almassi is no longer a director) options to purchase up to 2,000 shares of the Company's common stock at an exercise price of $10.00 per share. The consideration for the grant of such options was nominal. The option was exercisable at any time during the five year period following its grant. The option exercise price was in excess of the market price of the shares of the Company's common stock on the date of grant.

         On December 30, 1999, the Company granted to each of Nasser Nassiri, its Chairman and a director, and Yuhko Grossmann, Secretary/Treasurer and a director of the Company options to purchase up to 5,000 shares of the Company's common stock at an exercise price of $4.00 per share. The consideration for the grant of such options was nominal. The option was exercisable at any time during the five year period following its grant. The option exercise price was in excess of the market price of the shares of the Company's common stock on the date of grant.

         As of December 31, 2000, the Company had granted options to employees to purchase of 16,000 shares of common stock at a weighted average exercise price of $6.25 per share. On May 1, 2001, the Company granted options to members of the Board of Directors to purchase 500,000 (200,000 to Mr. Nassiri and 150,000 each to Mr. Darondel and Ms. Grossman) shares of common stock at an exercise price of $6.00 per share which exceeded the fair market value per share as of that date. No other options were granted and no options were cancelled or exercised during the nine months ended September 30, 2001 and, accordingly, options to purchase 516,000 shares of common stock remained outstanding and options for the purchase of 19,484,000 shares were available for grant at September 30, 2001.

Aggregate Option Exercises and Fiscal Year-End Option Values

         No options issued by the Company were 'in-the-money' in fiscal 2001.

         The following table lists the number of securities underlying unexercised options at December 31, 2001.

                                                                         NUMBER OF
                                                                         SECURITIES         VALUE OF
                                                                         UNDERLYING       UNEXERCISED
                                                                        UNEXERCISED       IN-THE-MONEY
                                                                          OPTIONS           OPTIONS
                                               SHARES                    AT FY-END         AT FY-END
                                              ACQUIRED      VALUE       EXERCISABLE/      EXERCISABLE/
                     NAME                    ON EXERCISE   REALIZED   UNEXERCISABLE(1)   UNEXERCISABLE
                     ----                    -----------   --------   ----------------   -------------
Nasser Nassiri.............................       --          --         7,000/ --             --
Jean Darondel..............................       --          --         2,000/ --             --
Yuhko Grossman.............................       --          --         5,000/ --             --

(1) Per share information has been retroactively adjusted for the 1-for-50 reverse stock split approved on April 16, 2001.

Director Compensation

         Our directors do not receive compensation for their services as directors, but are reimbursed for all reasonable out-of-pocket expenses incurred in connection with each board meeting attended.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 15, 2002 by:

         o all persons who are beneficial owners of five percent (5%) or more of our common stock;

         o        each of our directors;

         o        each of our named executive officers; and

         o        all current directors and executive officers as a group.

         Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 15, 2002 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

         Unless otherwise noted, the business address of the beneficial owner is c/o Biocoral, Inc., 38 rue Anatole France, 92594 Levallois Perret Cedex, France.

                                                AMOUNT AND NATURE
                                                   OF BENEFICIAL
                                                  OWNERSHIP AS OF   PERCENT OF
NAME AND ADDRESS OF BENEFICIAL                        APRIL 15,     SHARES IN
OUTSTANDING OWNER                 TITLE OF CLASS       2002(2)      CLASS(2)
---------------                  --------------        -------     -----------
Jean Darondel ..................   Common Stock       152,000       0.79%
  38 rue Anatole France,
  92594 Levallois Perret Cedex,
  France

Yuhko Grossman .................   Common Stock       155,000       0.8%
  38 rue Anatole France,
  92594 Levallois Perret Cedex,
  France

Nasser Nassiri .................   Common Stock       207,000       1.07%
  38 rue Anatole France,
  92594 Levallois Perret Cedex,
  France

All officers and directors
as a group                         Common Stock       514,000       2.66%

(1) Includes for each of Messrs. Darondel, Grossman and Nassiri, options to purchase 152,000 shares, 155,000 shares and 207,000 shares of common stock, respectively, exercisable within 60 days.

(2)  Based upon 19,273,601 shares of common stock outstanding.

Item 12. Certain Relationships and Related Transactions

         None

Item 13. Exhibits and Reports on Form 8-K.

     (a) Unless otherwise indicated, the following is a list of exhibits filed as a part of this annual report:

Exhibit
Number                                    Description of Document

     3.1  Certificate of Incorporation(1)

     3.2  By-laws(1)

     3.3  Amendment No. 1 to the Certificate of Incorporation(2)

     3.4  Amendment No. 2 to the Certificate of Incorporation(3)

     4.1 Form of Company's 3 year 8% Convertible Redeemable Debenture due December 31, 2001(4)

     21.1 Subsidiaries(5)


     (1) Incorporated by reference to Exhibit 3.1 to the Company's Form 10-SB Registration Statement filed with the Commission on February 25, 1994, as amended.

     (2) Incorporated by reference from Amendment No.1 to the Company's Form 10-SB filed with the Commission on April 18, 1994.

     (3) Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB filed December 27, 1996.

     (4) Incorporated by reference from the Company's Annual Report on Form 10-KSB filed April 16, 2001.

     (5) Incorporated by reference from the Company's Annual Report on Form 10-KSB filed April 17, 1998.

     (b) During the fourth quarter of 2001, we filed no current reports on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2002.

                                     BIOCORAL, INC

                                     By: /s/ Nasser Nassiri
                                         --------------------------------------
                                         Nasser Nassiri
                                         President, Chief Executive Officer and
                                         Principal Accounting Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                              Title                               Date
---------                              -----                               ----
/s/ Nasser Nassiri          President, Chief Executive Officer        April 15, 2002
------------------          and Chairman of the Board of
   Nasser Nassiri           Directors (Principal Executive
                            Officer and Principal Accounting
                            Officer)


/s/ Yuhko Grossman          Secretary, Treasurer and Director         April 15, 2002
------------------
  Yuhko Grossman

/s/ Jean Darondel           Director                                  April 15, 2002
-----------------
  Jean Darondel

                           STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as....................    'r'