Form 10QSB
period 2002-03-31
BIOCORAL INC
filed 2002-05-20
CIK 919605

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

   [x] QUARTERLY REPORT PURSUANT TO TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

                 for the quarterly period ended March 31, 2002

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934

                         Commission file number 0-23512

                                 BIOCORAL INC.
       (Exact name of Small Business Issuer as specified in its charter)

                      Delaware                                              33-0601504
           ------------------------------                             -----------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of May 17, 2002 was
19,451,928

                                    PART I

Item 1. Financial Statements. Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in the financial statement contained elsewhere in this quarterly report.

Results of Operations for the Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001.

Net sales, which are solely attributable to Inoteb, SA ("Inoteb"), the Company's wholly owned French subsidiary, totaled $84,300 for the three months ended March 31, 2002, a decrease of $14,000 from $98,300 for the three months ended March 31, 2001 or 14%. This decrease is attributable to a slight decline in sales relating to the orthopedic and neurosurgery market during the first quarter.

Operating expenses decreased by approximately $38,000 to approximately $220,900 during the three months ended March 31, 2002 from approximately $259,000 for the three months ended March 31, 2001 or 14.7%. This decrease was primarily attributable to decreases in expenditures for research and development and other operating expenses, which were offset by increases in cost of sales and consulting and professional fees.

Cost of sales totaled $25,500 for the three months ended March 31, 2002, an increase of $1,300 from $24,200 for the three months ended March 31, 2001 or 5%.

Research and development expenses decreased approximately $24,200 to approximately $30,800 during the three months ended March 31, 2002 as compared to approximately $55,000 during the three months ended March 31, 2001. This decrease was the result of the Company's shift in focus from research and development to marketing.

Consulting and professional fees during the three months ended March 31, 2002 were not significantly different from those in the three months ended March 31, 2001, as the increase was only 2.5%.

Other operating expenses totaled approximately $89,800 during the three months ended March 31, 2002, a decrease of approximately $13,000 or 12% from approximately $103,000 during the three months ended March 31, 2001.

Other expenses (net) totaled $42,047 in the three months ended March 31, 2002 as compared to $127,439 in the three months ended March 31, 2001. This is primarily due to a decrease in interest expense of $29,976 from $85,450 in the three months ended March 31, 2001 to $55,474 in the three months ended March 31, 2002. This decrease was primarily the result of the repayment by the Company in March 2002 of the then outstanding 8% Notes and accrued interest thereon which totaled approximately $1,011,000 (see Note 1 and Note 5 in the notes to consolidated financial statements included herein).

The Company did not record any loss on the sale of available-for-sale securities during the three months ended March 31, 2002 compared to a realized loss of $7,000 during the three months ended March 31, 2001. The Company recorded other income of $13,427 which was primarily attributable to a refund of bank fees and foreign currency adjustments.

As a result of the above, the Company's net loss for the three months ended March 31, 2002 totaled $78,643 or $.01 per share compared to a net loss of $288,207 or $.75 per share for the three months ended March 31, 2001. These losses per share were based on weighted average common shares outstanding of 19,451,928 for the three months ended March 31, 2002 and 384,705 for the three months ended March 31, 2001, which reflect a 1-for 50 reverse split effective April 16, 2001.

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, the Company, for the three months ended March 31 2002 and 2001 respectively, had net losses of approximately $178,643 and $288,207. Management believes that it is likely that the Company will continue to incur net losses through at least 2002, although it is also likely that such losses will be substantially reduced in the absence of the nonrecurring charge related to beneficial conversion rights. The Company also had working capital and stockholders' deficiencies of approximately $311,000 and $1,600,000 at March 31, 2002, respectively. In the absence of the mitigating circumstances described below, such matters could raise substantial doubt about the Company's ability to continue as a going concern without curtailing or terminating some or all of its operations.

To enable the Company to meet a portion of its obligations as they become due, management commenced a private placement of the Company's common shares on October 31, 2001. As of December 31, 2001, the Company had received subscriptions for the purchase of shares that generated gross proceeds of $1,070,000. Those proceeds were used primarily to repay the 8% callable convertible promissory notes and the related accrued interest during March 2002. As of March 28, 2002, the Company had received additional subscriptions for the purchase of shares that will generate gross proceeds of approximately $115,000, and it was continuing to offer common shares pursuant to the private placement that could generate additional gross proceeds of approximately $615,000. The Company will also be able to elect to pay interest of approximately $130,000 that will accrue in 2002 through the issuance of common stock. The chairman of the Company has also agreed to allow the Company to defer compensation pursuant to his consulting agreement of approximately $75,000 that was accrued as of December 31, 2001 and compensation of approximately $150,000 that will accrue in 2002 until after December 31, 2002. Management also plans to seek additional equity and/or debt financing for the Company and, if necessary, request the Company's lenders and other creditors to extend the due dates of the Company's obligations and/or convert the obligations to common stock. Accordingly, management believes, but cannot assure, that the Company will have sufficient liquid resources for the payment, or the ability to defer the payment, of its obligations as they come due and continue to operate through at least December 31, 2002.

                                    PART II

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

There are no reportable events relating to this item.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

There are no reportable events relating to this item.

Item 5. Other Information.

There are no reportable events relating to this item.

Item 6. Exhibits and Reports on Form 8-K.

(A) Not applicable.

(B) On May 10, 2002, the Company filed a report on Form 8-K/A in which the Company reported a change in the Company's Certifying Accountants from J.H. Cohn LLP to Rogoff & Company, P.C., effective April 15, 2002.

                         BIOCORAL, INC. AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                                   PAGE
                                                                                   ----
CONDENSED CONSOLIDATED BALANCE SHEETS
     MARCH 31, 2002 (Unaudited) AND DECEMBER 31, 2001                               F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Unaudited)                         F-3

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
     THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Unaudited)                         F-4

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' DEFICIENCY
     THREE MONTHS ENDED MARCH 31, 2002 (Unaudited)                                  F-5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Unaudited)                         F-6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                               F-7/11



                                      * * *

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2002 (Unaudited) AND DECEMBER 31, 2001


                                     ASSETS

                                                                                       March 31,      December 31,
                                                                                         2002            2001
                                                                                         ----            ----
Current Assets:
  Cash                                                                             $     50,487      $    175,170
  Investments in available-for-
    sale securities                                                                     259,906           296,341
  Accounts receivable, net of allowance
    for doubtful accounts of $1,000 and $1,000                                           83,000            52,000
  Inventories                                                                            85,200            79,700
  Other current assets                                                                   67,436            30,300
                                                                                   ------------      ------------
       Total current assets                                                             546,029           633,511

  Cash held in escrow                                                                 1,000,000         1,000,000

  Property and equipment, net of
    accumulated depreciation of
    $331,100 and $316,930                                                                36,200            37,400

  Deferred financing costs, net of
    accumulated amortization of $140,000
    and $120,000                                                                         60,000            80,000
  Other assets                                                                          130,703           130,703
                                                                                   ------------      ------------
Total Assets                                                                       $  1,772,932      $  1,881,614
                                                                                   ============      ============


                                    LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current Liabilities:
  Current portion of long-term debt                                                $     37,200      $    840,300
  Accounts payable and accrued liabilities                                              819,955         1,054,909
                                                                                   ------------      ------------
       Total current liabilities                                                        857,155         1,895,209

  Long-term debt, net of current portion                                              2,372,500         2,351,500
  Other liabilities                                                                     144,000            75,000
                                                                                   ------------      ------------
       Total liabilities                                                              3,373,655         4,321,709
                                                                                   ------------      ------------
Commitments and contingencies

Stockholders' deficiency:
  Preferred stock, par value $.001 per share;
    1,000,000 shares authorized, none issued
  Common stock, par value $.001 per share;
    1,000,000 and 20,000,000 authorized;
    19,451,928 and 19,235,260 shares issued
    and outstanding                                                                      19,451            19,451
  Additional paid-in-capital                                                         16,359,139        16,359,139
  Accumulated deficit                                                               (17,499,736)      (17,321,093)
  Accumulated other comprehensive loss-
    unrealized holding loss on available-
    for-sale securities                                                                (479,577)         (427,592)
  Stock subscriptions receivable for 178,334
    shares of common stock                                                                   --        (1,070,000)
                                                                                   ------------      ------------
       Total stockholders' deficiency                                                (1,600,723)       (2,440,095)
                                                                                   ------------      ------------
Total Liabilities and Stockholders'
  (Deficiency)                                                                     $  1,772,932      $  1,881,614
                                                                                   ============      ============



See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)



                                                       2002             2001
                                                       ----             ----

Net Sales                                           $  84,300         $  98,300

Operating Expenses:
  Cost of sales                                        25,500            24,200
  Research and development                             30,800            55,238
  Depreciation of property and equipment                2,800             6,900
  Consulting and professional fees                     71,918            70,186
  Other operating expenses                             89,878           102,544
                                                    ---------         ---------

         Totals                                       220,896           259,068
                                                    ---------         ---------

Operating loss                                       (136,596)         (160,768)
                                                    ---------         ---------

Other Income (Expense):
  Interest                                            (55,474)          (85,450)
  Realized loss on sale of available-for-
    sale securities                                                      (6,587)
  Other                                                13,427           (35,402)
                                                    ---------         ---------

         Totals                                       (42,047)         (127,439)
                                                    ---------         ---------

Net Loss                                            $(178,643)        $(288,207)
                                                    =========         =========

Basic net loss per common share                     $    (.01)        $    (.75)
                                                    =========         =========

Basic weighted average common shares
  outstanding                                      19,451,928           384,705
                                                   ==========         =========



See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)



                                                          2002          2001
                                                          ----          ----

Net Loss                                               $(178,643)     $(288,207)
                                                       ---------      ---------


Net unrealized holding loss on available-for-
  sale securities arising during the period              (51,985)      (387,226)
Reclassification adjustment for realized losses
  included in net loss                                        --          6,587
                                                       ---------      ---------


Net unrealized holding loss on available-for-
  sale securities                                        (51,985)      (380,639)
                                                       ---------      ---------


Comprehensive loss                                     $(230,628)     $(668,846)
                                                       =========      =========



See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)



                                                                                                     Accumulated
                                Number                         Additional                              Other
                                  of                             Paid In         Accumulated        Comprehensive
                                Shares            Amount         Capital           Deficit              Loss
                                ------            ------         -------           -------              ----

Balance, January 1, 2002       19,451,928          $19,451      $16,359,139     $(17,321,093)        $(427,592)

Net loss                               --               --               --         (178,643)               --

Net unrealized holding
  loss on available-
  for-sale securities                  --               --               --               --           (51,985)

Subscriptions paid                     --               --               --               --                --
                               ----------          -------      -----------     ------------         ---------


Balance, March 31, 2002        19,451,928          $19,451      $16,359,139     $(17,499,736)        $(479,577)
                               ==========          =======      ===========     ============         =========


                                               Stock
                                           Subscriptions
                                             Receivable                  Total
                                      ------------------------       Stockholders'
                                      Shares            Amount         Deficiency
                                      ------            ------         ----------

Balance, January 1, 2002               178,334       $(1,070,000)      $(2,440,095)

Net loss                                    --                --          (178,643)

Net unrealized holding
  loss on available-
  for-sale securities                                                      (51,985)

Stock subscriptions paid              (178,334)        1,070,000         1,070,000
                                      --------       -----------       ------------


Balance, March 31, 2002                     --       $        --       $(1,600,723)
                                      ========       ===========       ============


                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                          2002             2001
                                                          ----             ----

Operating Activities:
  Net loss                                            $ (178,643)      $ (288,207)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation                                           2,800            6,900
    Amortization of deferred financing costs              20,000           20,000
    Realized loss on sale of available-for-
      sale securities                                         --            6,587
    Changes in operating assets and liabilities:
      Accounts receivable                                (31,000)         (25,300)
      Inventories                                         (5,500)          17,700
      Other current assets                               (37,136)          13,900
      Other assets                                                         27,903
      Accounts payable, accrued expenses and
        other liabilities                               (165,954)        (112,374)
                                                      ----------       ----------

  Net cash used in operating activities                 (395,433)        (332,891)
                                                      ----------       ----------

Investing Activities:
  Capital expenditures                                    (1,600)         (20,400)
  Purchases of available-for-sale securities             (15,550)        (211,186)
  Proceeds from sales of available-for-sale
    securities                                                              9,567
                                                      ----------       ----------

  Net cash used in investing activities                  (17,150)        (222,019)
                                                      ----------       ----------

Financing Activities:
  Payment on debentures                                 (800,000)              --
  Proceeds from long-term obligations                     17,900
  Principal payments on long-term obligations                 --          (71,100)
  Proceeds from subscriptions for sale of
    common stock                                       1,070,000               --
                                                      ----------       ----------

  Net cash provided by (used in) financing
    activities                                           287,900          (71,100)
                                                      ----------       ----------

Net decrease in cash                                    (124,683)        (626,010)

Cash, beginning of period                                175,170        1,234,081
                                                      ----------       ----------

Cash, end of period                                   $   50,487       $  608,071
                                                      ==========       ==========


Supplemental disclosure of cash flow data:
  Interest paid                                       $       --       $   10,321
                                                      ==========       ==========


See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Unaudited Interim Financial Statements:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Biocoral, Inc. and its subsidiaries (the "Company") as of March 31, 2002, and the Company's results of operations and cash flows for the three months ended March 31, 2002 and 2001 and changes in stockholders' deficiency for the three months ended March 31, 2002. Information included in the condensed consolidated balance sheet as of December 31, 2001 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 2001 and for the years ended December 31, 2001 and 2000 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 2001 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USGAAP") have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

The results of the Company's operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year ended December 31, 2002.

NOTE 2 - Earnings (Loss) per Common Share:

As further explained in Note 1 of the notes to the Audited Financial Statements, the Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company had a net loss for the three months ended March 31, 2002 and 2001 and, accordingly, the assumed effects of the exercise of all of the Company's outstanding stock options and the application of the treasury stock method and the conversion of the Company's convertible notes would have been anti-dilutive.

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 3 - Investments in Available-For-Sale Securities:

The Company's investments in marketable securities, all of which were classified as available-for-sale, consisted of equity securities with a cost of $723,483 and a fair value of $259,906 at March 31, 2002 and a cost of $723,933 and a fair value of $296,341 at December 31, 2001.

NOTE 4 - Long-Term Debt:

Long-term debt at March 31, 2002 and December 31, 2001 consisted of the following:


                                                          March 31,     December 31,
                                                            2002           2001
                                                            ----           ----

                  8% callable convertible promissory
                    notes payable (A) (C)                $       --     $  800,000
                  6% convertible promissory notes
                    payable (B) (C)                       2,150,000      2,150,000
                  Noninterest bearing advances
                    initially scheduled to be paid
                    in monthly installments through
                    2005 (D)                                259,700        241,800
                                                         ----------     ----------
                                                          2,409,700      3,191,800
                  Less current portion                       37,200        840,300
                                                         ----------     ----------
                  Long-term debt                         $2,372,500     $2,351,500
                                                         ==========     ==========


         (A) The 8% callable convertible promissory notes payable (the "8% Notes") were due on December 31, 2001 and were convertible at any time at the holder's option at the rate of $175 per share. Interest on the 8% Notes was payable annually, at the Company's option, either in cash or shares of the Company's common stock. The Company sold the 8% Notes to "accredited investors" during 1998 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933 (the "Act"). The principal balance and interest accrued on the 8% Notes were repaid in March 2002 (See Note 5).

         (B) The 6% convertible promissory notes payable (the "6% Notes") initially became due on December 31, 2002 and are convertible at any time at the holder's option, subject to Company approval, at the rate of $.045 per share, which was not subject to adjustment for the 1-for-50 reverse split. Interest on the 6% Notes is payable annually, at the Company's option, either in cash or shares of the Company's common stock. The company sold 6% Notes in the aggregate principal amount of $3,000,000 to accredited investors" during 2000 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Act.

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 4 - Long-Term Debt: - Continued

Proceeds of $1,000,000 from the sales of 6% Notes were restricted as of December 31, 2001 pending the Company's issuance of all of the required regulatory documents and the listing of the Company's common stock for trading on The NASDAQ Stock Market. Accordingly, the proceeds are classified as cash held in escrow, a noncurrent asset, in the accompanying consolidated balance sheets.

The Company sold 6% Notes in the principal amount of $1,500,000 in January and June 2000. The Company's common stock had a fair value of $.0625 per share and $.25 per share (or the equivalent of $3.125 per share and $12.50 per share as adjusted for the 1-for-50 reverse split) on those respective dates, which exceeded the conversion price of $.045 per share for each 6% Note. Pursuant to US GAAP, the excess on each date constituted a beneficial conversion feature or right for which the value is measured by the difference between the aggregate conversion price and the fair value of the common stock into which the securities are convertible, multiplied by the number of shares into which the securities are convertible. Accordingly, the beneficial conversion rights attributable to the issuances of the 6% Notes had an aggregate fair value of approximately $7,417,000, which equaled the excess of the aggregate amount the purchasers would have paid if they could have and would have converted all of the 6% Notes, paid the exercise price of $.045 per share and sold the 66,666,667 shares of common stock received upon conversion at their fair value on the respective dates of purchase. Pursuant to US GAAP, the lesser of the fair value of the beneficial conversion rights ($7,417,000) or the principal amount of the 6% Notes ($3,000,000) is chargeable to interest expense over the period from the respective dates of issuance through the date on which the 6% Notes first become convertible.

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

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - Long-Term Debt: - Concluded

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

         (C) A total of 4,571 and 47,777,778 shares of common stock were issuable as of December 31, 2001 upon conversion of the outstanding 8% Notes and 6% Notes, respectively (see Note 5).

         (D) The advances were made to Inoteb by ANVAR, an agency of the French government that finances or subsidizes certain "credible" research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, Inoteb will not have to pay some or all of the advances. The Company did not receive any material subsidies from this agency during 2002 and 2001.

Principal payment requirements on long-term obligations in each of the years subsequent to March 31, 2002 are as follows:


                          Year Ending
                           March 31,                             Amount
                           ---------                             ------
                            2003                               $   32,700
                            2004                                2,216,500
                            2005                                  160,500


                  Management of the Company believes that the term loans, the 8% Notes, the 6% Notes and the non-interest bearing advances had carrying values that approximated their fair values as of March 31, 2002 and December 31, 2001 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of those dates.

NOTE 5 - Preferred and Common Stock:

As of March 31, 2002, the Company was authorized to issue up to 1,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued by the Company as of March 31, 2002.

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5 - Preferred and Common Stock: - Concluded

On October 31, 2001, the Company commenced an offering for a maximum of 300,000 shares of its common stock at $6.00 per share to "Accredited Investors" through private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Act. Consummation of at least a portion of the offering was dependent on the sale of a minimum of 166,667 shares prior to the expiration of the offering on April 30, 2002 (the Company may extend the offering through October 31, 2002). As of March 31, 2002, the Company had received subscriptions for the purchase of 178,334 shares of common stock, which exceeded the minimum number of shares required to assure at least a partial consummation of the offering, from which it received gross proceeds of $1,070,000. In March 2002 the proceeds were used primarily to repay the Company's outstanding 8% Notes and the accrued interest thereon which totaled approximately $1,011,000 (see Notes 1 and 5). The subscriptions receivable were reflected as a separate component of stockholders' equity in the accompanying consolidated balance sheet as of December 31, 2001.

NOTE 6 - Stock Option Plan:

On May 4, 1992, the Company adopted a stock option plan (the "Plan") pursuant to which it is authorized, as explained in Note 6, to grant options to purchase up to 20,000,000 shares of common stock. The exercise price, the manner of exercise and the other terms of each option are to be determined by the Company's Board of Directors.

During 1999, the Company granted options to employees to purchase 16,000 shares of common stock at a weighted average exercise price of $6.25 per share. No options were granted, cancelled or exercised during 2000. On May 1, 2001, the Company granted options to members of the Board of Directors to purchase 500,000 shares of common stock at an exercise price of $6.00 per share which exceeded the fair market value per share as of that date. No other options were granted and no options were cancelled or exercised during 2001. Accordingly, options to purchase 516,000 shares of common stock remained outstanding and options for the purchase of 19,484,000 shares were available for grant at March 31, 2002 and December 31, 2001.

The Company has elected to make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied if such pro forma amounts differ materially from the historic.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             BIOCORAL, INC.



               Date: May 20, 2002                  /s/ Nasser Nassiri
                                                   -------------------
                                                   Nasser Nassiri, Chairman