Form 10QSB
period 2002-06-30
BIOCORAL INC
filed 2002-08-19
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

    |X| QUARTERLY REPORT PURSUANT TO TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2002

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-23512

                                  BIOCORAL INC.

        (Exact name of Small Business Issuer as specified in its charter)

           Delaware                                      33-0601504
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

The number of shares of common stock outstanding as of August 13, 2002 was 19,463,606

                                     PART I

Item 1. Financial Statements.

      Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in the financial statement contained elsewhere in this quarterly report.

Results of Operations for the Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001 and for the Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001.

Net sales, which are solely attributable to Inoteb, SA ("Inoteb"), the Company's wholly owned French subsidiary, totaled $191,400 for the six months ended June 30, 2002, an increase of $10,900 from $180,500 for the six months ended June 30, 2001 or approximately 5.7%. Although net sales in U.S. dollars increased, this increase is solely due to exchange rate fluctuations. During the period covered by this report, the Company did not have any sales in the U.S. All of the Company's sales occurred in Europe. As a result, the Company's net sales actually decreased during the six month period ended June 30, 2002 (191,897 euros) compared to net sales during the six month period ended June 30, 2001 (212,860 euros). This decrease is attributable to a decrease of sales related to the orthopedic and neurosurgery markets in Greece in the second quarter of 2002. Sales in Greece are blocked as the Company's distributor awaits a governmental review related to all medical devices and health care expenses in Greece.

During the three months ended June 30, 2002, the Company's net sales increased by approximately $25,000 to $107,100 from $82,200 in the comparable period in 2001. For the same reasons discussed above related to exchange late fluctuations, the Company's net sales, while increasing in U.S. dollars, actually decreased during the three month period ended June 30, 2002 (95,259 euros) as compared to the three month period ended June 30, 2001 (101,535 euros). This decrease is attributable to the same factors discussed above.

As discussed above in reference to net sales, all of the Company's sales are made in Europe and as such the Company primarily accounts for earnings and costs in euros. In order to comply with GAAP the following discussion is in terms of U.S. dollars. As a result, the costs discussed below may actually differ as a result of fluctuating exchange rates.

Operating expenses increased by approximately $198,550 to approximately $505,200 during the six months ended June 30, 2002 from approximately $306,646 for the six months ended June 30, 2001 or 39.3%. For the three months ended June 30, 2002, total operating expenses were $284,302 compared to $47,578 for the same period in 2001. Factors contributing to the changes are discussed below.

Cost of sales totaled $38,000 for the six months ended June 30, 2002, an increase of $2,300 from $35,700 for the six months ended June 30, 2001 or 6%. For the three months ended June 30, 2002, cost of sales were 12,500 compared to $11,500 for the three months ended June 30, 2001. However, as discussed above, due to exchange rate fluctuations, cost of sales in euros actually decreased. This decrease was primarily a result of a decrease in sales.

Research and development expenses increased to approximately $90,804 during the six months ended June 30, 2002 as compared to a credit (income) of approximately $81,000 during the six months ended June 30, 2001. This increase was the result of the Company's shift in focus to research and development from marketing. For the three months ended June 30, 2002, research and development expenses increased to approximately $60,000 as compared to a credit (income) of approximately $136,000 during the comparable period in 2001. The Company attributes this change to the same factors discussed above.

Consulting and professional fees of $149,735 during the six months ended June 30, 2002 increased from those in the six months ended June 30, 2001 of $137,175, an increase of approximately 8.4%. For the three months ended June 30, 2002, consulting and professional fees increased to $77,817 from $66,989 during the three months ended June 30, 2001. However, as discussed above, due to exchange rate fluctuations, these fees actually decreased in euros. This decrease was a result of a decreases in accounting and legal fees associated with special projects.

Other operating expenses totaled approximately $220,259 during the six months ended June 30, 2002, an increase of approximately $26,020 or approximately 12% from approximately $195,000 during the six months ended June 30, 2001. For the three months ended June 30, 2002, other operating expenses increased to approximately $130,000 from approximately $90,000 during the three months ended June 30, 2001.

Other expenses (net) totaled $108,078 in the six months ended June 30, 2002 as compared to $1,070,896 in the six months ended June 30, 2001. For the three months ended June 30, 2002, other expenses (net) totaled $66,031 as compared to $943,457 for the three months ended June 30, 2001. This is primarily due to a decrease in interest expense of $915,404 from $1,012,623 in the six months ended June 30, 2001 to $97,219 in the six months ended June 30, 2002. In addition, during the three months ended June 30, 2002, the interest expense decreased $885,428 to $41,745 from $927,173 during the three months ended June 30, 2001. The decrease during both the three and six month period of June 2002 was primarily the result of the repayment by the Company in March 2002 of the then outstanding 8% Notes and accrued interest thereon which totaled approximately $1,011,000 (see Note 1 and Note 5 in the notes to consolidated financial statements included herein).

As a result of the above, the Company's net loss for the six months ended June 30, 2002 totaled $386,876 or $.02 per share compared to a net loss of $1,197,042 or $.15 per share for the six months ended June 30, 2001. For the three months ended June 30, 2002, the Company had a net loss of 31,031 or $.01 per share compared to $908,835 or $.06 per share during the same period in 2001. These losses per share were based on weighted average common shares outstanding of 19,457,793 for the six months ended June 30, 2002 and 8,107,234 for the six months ended June 30, 2001 and 19,463,594 for the three months ended June 30, 2002 and 15,744,900 for the three months ended June 30, 2001, which reflect a 1-for 50 reverse split effective April 16, 2001.

Financial Condition, Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, the Company, for the six months ended June 30 2002 and 2001 respectively, had net losses of approximately $421,876 and $1,197,042. Management believes that it is likely that the Company will continue to incur net losses through at least 2002, although it is also likely that such losses will be substantially reduced in the absence of the nonrecurring charge related to beneficial conversion rights. The Company also had working capital and stockholders' deficiencies of approximately $694,523 and $1,926,520 at June 30, 2002, respectively. In the absence of the mitigating circumstances described below, such matters could raise substantial doubt about the Company's ability to continue as a going concern without curtailing or terminating some or all of its operations.

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

(B) Not applicable

                         BIOCORAL, INC. AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
CONDENSED CONSOLIDATED BALANCE SHEETS
     JUNE 30, 2002 AND DECEMBER 31, 2001                                     F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001                       F-3

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
     SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001                       F-4

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
     SIX MONTHS ENDED JUNE 30, 2002                                          F-5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     SIX MONTHS ENDED JUNE 30, 2001 AND 2000                                 F-6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                        F-7/11


                                      * * *

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2002 (Unaudited) AND DECEMBER 31, 2001


                                     ASSETS

                                                    June 30,        December 31,
                                                      2002              2001
                                                      ----              ----
Current Assets:
  Cash                                            $      4,241     $    175,170
  Investments in available-for-
    sale securities                                    107,342          296,341
  Accounts receivable, net of allowance
    for doubtful accounts of $1,000 and $1,000         101,700           52,000
  Inventories                                          104,900           79,700
  Other current assets                                   9,657           30,300
                                                  ------------     ------------
       Total current assets                            327,840          633,511

  Cash held in escrow                                1,000,000        1,000,000

  Property and equipment, net of
    accumulated depreciation of
    $381,700 and $316,930                               36,500           37,400

  Deferred financing costs, net of
    accumulated amortization of $160,000
    and $120,000                                        40,000           80,000
  Other assets                                         131,903          130,703
                                                  ------------     ------------

Total Assets                                      $  1,536,243     $  1,881,614
                                                  ============     ============

                   LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

Current Liabilities:
  Current portion of long-term debt               $     39,500     $    840,300
  Accounts payable and accrued liabilities             982,863        1,054,909
                                                  ------------     ------------
       Total current liabilities                     1,022,363        1,895,209

  Long-term debt, net of current portion             2,404,300        2,351,500
  Other liabilities                                     36,100           75,000
                                                  ------------     ------------
       Total liabilities                             3,462,763        4,321,709
                                                  ------------     ------------

Commitments and contingencies

Stockholders' deficiency:
  Preferred stock, par value $.001 per share;
    1,000,000 shares authorized, none issued
  Common stock, par value $.001 per share;
    100,000,000 and 100,000,000 authorized;
    19,463,606 and 19,451,928 shares issued
    and outstanding                                     19,463           19,451
  Additional paid-in-capital                        16,429,127       16,359,139
  Accumulated deficit                              (17,707,969)     (17,321,093)
  Accumulated other comprehensive loss                (667,141)        (427,592)
  Stock subscriptions receivable for 178,334
    shares of common stock                                           (1,070,000)
                                                  ------------     ------------
       Total stockholders' deficiency               (1,926,520)      (2,440,095)
                                                  ------------     ------------
Total Liabilities and Stockholders'
  (Deficiency)                                    $  1,536,243     $  1,881,614
                                                  ============     ============

            See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                    Six Months Ended                 Three Months Ended
                                                         June 30,                         June 30,
                                                         --------                         --------
                                                  2002             2001             2002             2001
                                                  ----             ----             ----             ----
Net Sales                                    $    191,400     $    180,500     $    107,100     $     82,200
                                             ------------     ------------     ------------     ------------

Operating Expenses:
  Cost of sales                                    38,000           35,700           12,500           11,500
  Research and development,
    net of subsidiaries                            90,804          (80,768)          60,004         (136,006)
  Depreciation of property
    and equipment                                   6,400           20,300            3,600           13,400
  Consulting and professional fees                149,735          137,175           77,817           66,989
  Other operating expenses                        220,259          194,239          130,381           91,695
                                             ------------     ------------     ------------     ------------

        Totals                                    505,198          306,646          284,302           47,578
                                             ------------     ------------     ------------     ------------

Income (loss) from operations                    (313,798)        (126,146)        (177,202)          34,622
                                             ------------     ------------     ------------     ------------

Other Income (Expense):
  Interest - net                                  (97,219)      (1,012,623)         (41,745)        (927,173)
  Realized loss on sale of available-
    for-sale securities                                            (21,418)                          (14,831)
  Other                                            24,141          (36,855)         (10,714)          (1,453)
                                             ------------     ------------     ------------     ------------

        Totals                                    (73,078)      (1,070,896)         (31,031)        (943,457)
                                             ------------     ------------     ------------     ------------

Net Loss                                     $   (386,876)    $ (1,197,042)    $   (208,233)    $   (908,835)
                                             ============     ============     ============     ============

Basic net loss per common share              $       (.02)    $       (.15)    $       (.01)    $       (.06)
                                             ============     ============     ============     ============

Basic weighted average common shares
  outstanding                                  19,457,793        8,107,234       19,463,594       15,744,900
                                             ============     ============     ============     ============

            See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                              Six Months Ended               Three Months Ended
                                                  June 30,                        June 30,
                                                  --------                        --------
                                            2002            2001            2002            2001
                                            ----            ----            ----            ----
Net Loss                                $  (386,876)    $(1,197,042)    $  (208,233)    $  (908,835)
                                        -----------     -----------     -----------     -----------

Net unrealized holding loss on
  available-for-sale securities
  arising during the period                (204,549)       (401,460)       (152,564)        (14,234)

Reclassification adjustment
  for realized losses included
  in net loss                                               (21,418)                        (14,831)
                                        -----------     -----------     -----------     -----------


Net unrealized holding loss on
  available-for-sale securitie             (204,549)       (422,878)       (152,564)        (29,065)

Currency Adjustment                         (35,000)                        (35,000)
                                        -----------     -----------     -----------     -----------

Comprehensive loss                      $  (626,425)    $(1,619,920)    $  (395,797)    $  (937,900)
                                        ===========     ===========     ===========     ===========

            See Notes to Condensed Consolidated Financial Statements.

                        BIOCORAL, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                         SIX MONTHS ENDED JUNE 30, 2002
                                   UNAUDITED




                                                                                Accumulated          Stocks
                            Number                Additional                       Other         Subscriptions           Total
                              of                   Paid In       Accumulated   Comprehensive       Receivable         Stockholders'
                            Shares      Amount     Capital         Deficit          Loss       Shares      Amount      Deficiency
                            ------      ------     -------         -------          ----       ------      ------      ----------
Balance, January 1, 2002  19,451,928   $19,451   $16,359,139    $(17,321,093)    $(427,592)    178,334  $(1,070,000)  $(2,440,095)

Net loss                          --        --            --        (178,643)           --          --           --      (178,643)

Net unrealized holding
  loss on available-
  for-sale securities             --        --            --              --       (51,985)                               (51,985)

Subscriptions paid                --        --            --              --            --    (178,334)   1,070,000     1,070,000
                          ----------   -------   -----------    ------------     ----------   --------  -----------   -----------

Balance, March 31, 2002   19,451,928   $19,451   $16,359,139    $(17,499,736)    $(479,577)         --  $        --   $(1,600,723)

Net loss                                                            (208,233)                                            (208,233)

Net unrealized holding
  loss on available
  for-sale securities                                                             (152,564)                              (152,564)

  Currency Adjustment                                                              (35,000)                               (35,000)

Common stock issued           11,678        12        69,988                                       --           --         70,000
                          ----------   -------   -----------    ------------     ---------    -------   ----------    -----------

                          19,463,606   $19,463   $16,429,127    $(17,707,969)    $(667,141)   $    --   $       --    $(1,926,520)
                          ==========   =======   ===========    ============     =========    =======   ==========    ===========

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                        2002            2001
                                                        ----            ----
Operating Activities:
  Net loss                                          $  (386,876)    $(1,197,042)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation of property and equipment                6,400          20,300
    Amortization of deferred financing costs             40,000          40,000
    Charge for beneficial conversion rights                  --         850,000
    Realized loss on sale of available-for-
      sale securities                                        --          21,418
    Effect of subsidiaries on research and
      development expenses                                             (199,600)
    Changes in operating assets and liabilities:
      Accounts receivable                               (49,700)        (10,500)
      Inventories                                       (25,200)         12,200
      Other current assets                               20,643          (3,100)
      Other assets                                       (1,200)         28,104
      Accounts payable, accrued expenses and
        other liabilities                              (111,746)        (55,977)
                                                    -----------     -----------

  Net cash used in operating activities                (507,679)       (494,197)
                                                    -----------     -----------

Investing Activities:
  Capital expenditures - net of retirements              (5,500)        (15,700)
  Purchases of available-for-sale securities            (15,550)       (254,822)
  Proceeds from sales of available-for-sale
    securities                                               --          46,414
                                                    -----------     -----------

  Net cash used in investing activities                 (21,050)       (224,108)
                                                    -----------     -----------

Financing Activities:
  Proceeds from long-term obligations                    52,800        (101,600)
  Payment of debentures                                (800,000)             --
  Proceeds from subscriptions for sale of
    common stock                                      1,140,000              --
                                                    -----------     -----------

  Net cash provided by (used in) financing
    activities                                          392,800        (101,600)
                                                    -----------     -----------

Effect of exchange rate changes
  on cash and cash equivalents                          (35,000)

Net decrease in cash                                   (170,929)       (819,905)

Cash, beginning of period                               175,170       1,234,081
                                                    -----------     -----------

Cash, end of period                                 $     4,241     $   414,176
                                                    ===========     ===========

Supplemental disclosure of cash flow data:
  Interest paid                                     $     2,250     $    12,621
                                                    ===========     ===========


            See Notes to Condensed Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 -    Unaudited Interim Financial Statements:

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Biocoral, Inc. and its subsidiaries (the "Company") as of June 30, 2002, and the Company's results of operations and cash flows for the six months ended June 30, 2002 and 2001 and changes in stockholders' deficiency for the six months ended June 30, 2002. Information included in the condensed consolidated balance sheet as of December 31, 2001 has been derived from, and certain terms used herein are defined in, the audited financial statements of the Company as of December 31, 2001 and for the years ended December 31, 2001 and 2000 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 2001 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USGAAP") have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

            The results of the Company's operations for the six months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year ended December 31, 2002.

NOTE 2 -    Earnings (Loss) per Common Share:

            As further explained in Note 1 of the notes to the Audited Financial Statements, the Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company had a net loss for the six months ended June 30, 2002 and 2001 and, accordingly, the assumed effects of the exercise of all of the Company's outstanding stock options and the application of the treasury stock method and the conversion of the Company's convertible notes would have been anti-dilative.

                         BIOCORAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 -    Investments in Available-For-Sale Securities:

            Information as to the Company's investments in marketable securities, which were classified as available-for-sale, is set forth below:

                        June 30, 2002               December 31, 2001
                        -------------               -----------------
                     Cost        Fair Value        Cost        Fair Value
                     ----        ----------        ----        ----------
                   $739,483       $107,342       $723,933       $296,341
                   ========       ========       ========       ========

            The net unrealized holding losses of $632,141 and $427,592 at June 30, 2002 and December 31, 2001, respectively, are reported as a separate component of stockholders' deficiency in the accompanying condensed consolidated statement of changes in stockholders' deficiency. There were no realized losses for the six months ended June 30, 2002.

NOTE 4 -    LONG-TERM DEBT:

            Long-term debt at June 30, 2002 and December 31, 2001 consisted of the following:

                                                    June 30,     December 31,
                                                      2002           2001
                                                      ----           ----
            8% callable convertible promissory
              notes payable (A) (C)                $       --    $  800,000
            6% convertible promissory notes
              payable (B) (C)                       2,150,000     2,150,000
            Noninterest bearing advances
              initially scheduled to be paid
              in monthly installments through
              2005 (D)                                293,800       241,800
                                                   ----------    ----------
                                                    2,443,800     3,191,800
            Less current portion                       39,500       840,300
                                                   ----------    ----------

            Long-term debt                         $2,404,300    $2,351,500
                                                   ==========    ==========

            (A) The 8% callable convertible promissory notes payable (the "8% Notes") were due on December 31, 2001. The principal balance and interest accrued on the 8% Notes were paid in March 2002 (See Note 5).

            (B) The 6% convertible promissory notes payable (the "6% Notes") become due on December 31, 2004 and are convertible at any time at the holder's option, subject to Company approval, at the rate of $.045 per share, which was not subject to adjustment for the 1-for-50 reverse split. Interest on the 6% Notes is payable annually, at the Company's option, either in cash or shares of the Company's common stock. The company sold 6% Notes in the aggregate principal amount of $3,000,000 to accredited investors" during 2000 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Act. Proceeds of $1,000,000 from the sales of 6% Notes were restricted as of December 31, 2001 pending the Company's issuance of all of the required regulatory documents and the listing of the Company's common stock for trading on The Nasdaq Stock Market. Accordingly, the proceeds are classified as cash held in escrow, a noncurrent asset, in the accompanying consolidated balance sheets.

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

            (C) A total of 4,571 and 47,777,778 shares of common stock were issuable as of December 31, 2001 upon conversion of the outstanding 8% Notes and 6% Notes, respectively. The 8% notes were paid in March 2002, and were not converted to common stock. (See Note 5).

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

            Principal payment requirements on long-term obligations in each of the years subsequent to June 30, 2002 are as follows:

                         Year Ending
                           June 30,                     Amount
                           --------                     ------
                             2003                     $   45,620
                             2004                      2,226,030
                             2005                        132,650

            Management of the Company believes that the term loans, the 8% Notes, the 6% Notes and the noninterest bearing advances had carrying values that approximated their fair values as of June 30, 2002 and December 31, 2001 because the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of those dates.

NOTE 5 -    Preferred and Common Stock:

            As of June 30, 2002, the Company was authorized to issue up to 1,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the

            Company's Board of Directors. No shares of preferred stock had been issued by the Company as of June 30, 2002.

            On October 31, 2001, the Company commenced an offering for a maximum of 300,000 shares of its common stock at $6.00 per share to "Accredited Investors" through private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Act. Consummation of at least a portion of the offering was dependent on the sale of a minimum of 166,667 shares prior to the expiration of the offering on April 30, 2002 (the Company may extend the offering through October 31, 2002). As of June 30, 2002, the Company had received subscriptions for the purchase of 190,000 shares of common stock, which exceeded the minimum number of shares required to assure at least a partial consummation of the offering, from which it received gross proceeds of $1,140,000. In March 2002 the proceeds were used primarily to repay the Company's outstanding 8% Notes and the accrued interest thereon which totaled approximately $1,011,000 (see Notes 1 and 5). The subscriptions receivable were reflected as a separate component of stockholders' equity in the accompanying consolidated balance sheet as of December 31, 2001.

            During the three months ended June 30, 2002, the Company issued common stock at $6.00 per share related to the private placement.

NOTE 6 -    Stock Option Plan:

            On May 4, 1992, the Company adopted a stock option plan (the "Plan") pursuant to which it is authorized, as explained in Note 6, to grant options to purchase up to 20,000,000 shares of common stock. The exercise price, the manner of exercise and the other terms of each option are to be determined by the Company's Board of Directors.

            During 1999, the Company granted options to employees to purchase 16,000 shares of common stock at a weighted average exercise price of $6.25 per share. No options were granted, cancelled or exercised during 2000. On May 1, 2001, the Company granted options to members of the Board of Directors to purchase 500,000 shares of common stock at an exercise price of $6.00 per share which exceeded the fair market value per share as of that date. No other options were granted and no options were cancelled or exercised during 2001. Accordingly, options to purchase 516,000 shares of common stock remained outstanding and options for the purchase of 19,484,000 shares were available for grant at June 30, 2002 and December 31, 2001.

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


Date: August 14, 2002


                                        BIOCORAL, INC.


                                        /s/ Nasser Nassiri
                                        -------------------
                                        Nasser Nassiri, Chairman, CEO
                                        and Principal Accounting Officer