Form 10QSB
period 2002-09-30
BIOCORAL INC
filed 2002-11-19
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

    |X|  QUARTERLY REPORT PURSUANT TO TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of November 13, 2002 was 19,463,594.

                                     PART I

Item 1. Financial Statements.

      Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in the financial statement contained elsewhere in this quarterly report.

Results of Operations for the Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001 and for the Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001.

Net sales, which are solely attributable to Inoteb, SA ("Inoteb"), the Company's wholly owned French subsidiary, totaled $277,600 for the nine months ended September 30, 2002, a increase of $1,600 from $276,000 for the nine months ended September 30, 2001 or approximately 0.6%. Although net sales in U.S. dollars increased, this increase is solely due to exchange rate fluctuations. During the period covered by this report, the Company did not have any sales in the U.S. All of the Company's sales occurred outside the United States. As a result, the Company's net sales actually decreased during the nine month period ended September 30, 2002 (281,505 euros) compared to net sales during the nine month period ended September 30, 2001 (301,832 euros). This decrease is attributable to a decrease of sales related to the orthopedic and neurosurgery markets in Greece in the third quarter of 2002. Sales in Greece are blocked as the Company's distributor awaits a governmental review related to all medical devices and health care expenses in Greece.

During the three months ended September 30, 2002, the Company's net sales decreased by approximately $9,300 to $86,200 from $95,500 in the comparable period in 2001. The Company's net sales also slightly decreased by 2,198 euros from the three month period ended September 30, 2002 (84,993 euros) as compared to the three month period ended September 30, 2001 (87,191 euros). This decrease is attributable to the same factors discussed above.

As discussed above in reference to net sales, all of the Company's sales are made outside the United States and as such the Company primarily accounts for earnings and costs in euros. In order to comply with GAAP the following discussion is in terms of U.S. dollars. As a result, the costs discussed below may actually differ as a result of fluctuating exchange rates.

Operating expenses increased by $36,367 to $645,175 during the nine months ended September 30, 2002 from $608,808 for the nine months ended September 30, 2001 or approximately 6%.

For the three months ended September 30, 2002, total operating expenses decreased by $162,185 to $139,977 compared to $302,162 for the same period in 2001.

Cost of sales totaled $71,500 for the nine months ended September 30, 2002, an increase of $20,500 from $51,000 for the nine months ended September 30, 2001 or approximately 40%. For the three months ended September 30, 2002, cost of sales were 33,500 compared to $15,300 for the three months ended September 30, 2001. The increase in cost of sales is primarily related to the purchase by the Company of packaging materials and a new packaging machine.

Research and development expenses increased to approximately $103,700 during the nine months ended September 30, 2002 as compared to a credit (income) of approximately $15,668 during the nine months ended September 30, 2001. This increase was the result of the Company's shift in focus to research and development from marketing. For the three months ended September 30, 2002, research and development expenses decreased to approximately $12,900 as compared to approximately $65,100 during the comparable period in 2001. The Company attributes this change to a portion of patent application expenses that were previously recorded as research and development which have now been recorded as other assets.

Consulting and professional fees of $162,820 during the nine months ended September 30, 2002 decreased from those in the nine months ended September 30, 2001 of $260,454, an decrease of approximately 37.5%. For the three months ended September 30, 2002, consulting and professional fees decreased to $13,085 from $123,279 during the three months ended September 30, 2001. This decrease is primarily a result of a decrease in consulting and professional fees incurred as a result of the postponement of the services of analysts conducting trials related to autologous fibrin glue.

Other operating expenses totaled approximately $297,500 during the nine months ended September 30, 2002, an increase of approximately $13,453 or approximately 4.5% from approximately $284,000 during the nine months ended September 30, 2001. For the three months ended September 30, 2002, other operating expenses decreased to approximately $77,200 from approximately $89,800 during the three months ended September 30, 2001.

Other expenses (net) totaled $133,228 in the nine months ended September 30, 2002 as compared to $1,087,285 in the nine months ended September 30, 2001. For the three months ended September 30, 2002, other expenses (net) totaled $60,150 as compared to $16,389 for the three months ended September 30, 2001. This is primarily due to a decrease in interest expense of $951,395 from $1,084,623 in the nine months ended September 30, 2001 to $159,617 in the nine months ended September 30, 2002. During the three months ended September 30, 2002, the interest expense decreased $9,602 to $62,398 from $72,000 during the three months ended September 30, 2001. The decrease during both the three and nine month periods of September 2002 was primarily the result of the repayment by the Company in March 2002 of the then outstanding 8% Notes and accrued interest thereon which totaled approximately $1,011,000.

As a result of the above, the Company's net loss for the nine months ended September 30, 2002 totaled $500,803 or $.03 per share compared to a net loss of $1,420,093 or $.12 per share for the nine months ended September 30, 2001. For the three months ended September 30, 2002, the Company had a net loss of 113,927 or $.01 per share compared to $223,051 or $.01 per share during the same period in 2001. These losses per share were based on weighted average common shares outstanding of 19,457,761 for the nine months ended September 30, 2002 and 11,870,257 for the nine months ended September 30, 2001 and 19,463,594 for the three months ended September 30, 2002 and 19,273,594 for the three months ended September 30, 2001, which reflect a 1-for 50 reverse split effective April 16, 2001.

Financial Condition, Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, the Company, for the nine months ended September 30, 2002 and 2001 respectively, had net losses of approximately $500,000 and $1,420,000. Management believes that it is likely that the Company will continue to incur net losses through at least 2002, although it is also likely that such losses will be substantially reduced in the absence of the nonrecurring charge related to beneficial conversion rights. The Company also had working capital and stockholders' deficiencies of $852,353 and $2,096,571 at September 30, 2002, respectively. In the absence of the mitigating circumstances described below, such matters could raise substantial doubt about the Company's ability to continue as a going concern without curtailing or terminating some or all of its operations.

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

Item 3. Controls and Procedures

(a) Disclosure controls and procedures . Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Nasser Nassiri, the Company's Chief Executive Officer and Principal Accounting Officer, supervised and participated in this evaluation. Based on this evaluation, Mr. Nassiri concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.

                                     PART II

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

There are no reportable events relating to this item.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

There are no reportable events relating to this item.

Item 5. Other Information.

On October 1, 2002, the Board of Directors approved a 1 for 15 reverse split of the Company's issued and outstanding shares of common stock subject the consent of the shareholder's holding a majority of the issued and outstanding shares of the Company's common stock. The Company is currently in the process of obtaining such consent. The reverse split will not take effect until 20 days after the Company mails an Information Statement to those shareholders of the Company entitled to vote on the Board's action, but from whom no consent was received, to notify them of the action taken by the Board of Directors. The Company anticipates obtaining the necessary consent and mailing the Information Statement to these shareholders by the end of November 2002.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits in this Form 10-QSB, and are incorporated herein by this reference.

99.1 Certification of Nasser Nassiri pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                         BIOCORAL, INC. AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001                                    F-2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS FOR THE NINE AND
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)                  F-3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)         F-4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             F-5/6

                                      * * *

                         BIOCORAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                    September 30,      December 31,
                                                                                        2002               2001
                                                                                    -------------      ------------
Current Assets:                                                                      (Unaudited)
  Cash                                                                              $     50,792       $    175,170
  Investments in available-for-sale securities                                           107,342            296,341
  Accounts receivable, net of allowance for
    doubtful accounts of $20,000 and $1,000                                               73,200             52,000
  Inventories                                                                             93,200             79,700
  Other current assets                                                                     6,657             30,300
                                                                                    ------------       ------------
       Total current assets                                                              331,191            633,511

Cash held in escrow                                                                    1,000,000          1,000,000
Property and equipment, net of accumluated
 depreciation and amortization of $381,700
 and $316,930, respectively                                                               33,000             37,400
Deferred financing costs, net of accumulated
 amortization of $180,000 and $120,000,
 respectively                                                                             20,000             80,000
Other assets                                                                             209,858            130,703
                                                                                    ------------       ------------

Total Assets                                                                        $  1,594,049       $  1,881,614
                                                                                    ============       ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Current portion of long-term debt                                                 $     39,100       $    840,300
  Accounts payable and accrued liabilities                                             1,144,444          1,054,909
                                                                                    ------------       ------------
       Total current liabilities                                                       1,183,544          1,895,209

Long-term debt, net of current portion                                                 2,471,476          2,351,500
Other liabilities                                                                         35,600             75,000
                                                                                    ------------       ------------
                                                                                       3,690,620          4,321,709

Commitments and contingencies

Stockholders' deficiency:
  Preferred stock, par value $.001 per share;
    1,000,000 shares authorized, none issued                                                  --                 --
  Common stock, par value $.001 per share;
    100,000,000 shares authorized; 19,463,594
    and 19,451,928 shares issued and
    outstanding, respectively                                                             19,463             19,451
  Additional paid-in-capital                                                          16,429,129         16,359,139
  Accumulated deficit                                                                (17,821,896)       (17,321,093)
  Accumulated other comprehensive loss                                                  (723,267)          (427,592)
  Stock subscriptions receivable                                                              --         (1,070,000)
                                                                                    ------------       ------------
       Total stockholders' deficiency                                                 (2,096,571)        (2,440,095)
                                                                                    ------------       ------------

Total Liabilities and Stockholders' Deficiency                                      $  1,594,049       $  1,881,614
                                                                                    ============       ============

            See Notes to Unaudited Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                Nine-Months Ended                    Three-Months Ended
                                                  September 30,                         September 30,
                                         -------------------------------       -------------------------------
                                             2002               2001               2002               2001
                                         ------------       ------------       ------------       ------------
                                                  (Unaudited)                           (Unaudited)
Net sales                                $    277,600       $    276,000       $     86,200       $     95,500
                                         ------------       ------------       ------------       ------------

Operating Expenses:
   Cost of sales                               71,500             51,000             33,500             15,300
   Research and development,
     net of subsidies                         103,713            (15,668)            12,909             65,100
   Depreciation and amortization                9,667             29,000              3,267              8,700
   Consulting and professional fees           162,820            260,454             13,085            123,279
   Other operating expenses                   297,475            284,022             77,216             89,783
                                         ------------       ------------       ------------       ------------

         Total operating expenses             645,175            608,808            139,977            302,162
                                         ------------       ------------       ------------       ------------

Loss from operations                         (367,575)          (332,808)           (53,777)          (206,662)
                                         ------------       ------------       ------------       ------------

Other Income (Expense):
   Interest, net                             (159,617)        (1,084,623)           (62,398)           (72,000)
   Realized loss on sale of
     available-for-sale securities                 --            (21,418)                --                 --
   Other                                       26,389             18,756              2,248             55,611
                                         ------------       ------------       ------------       ------------

Total other income (expense)                 (133,228)        (1,087,285)           (60,150)           (16,389)
                                         ------------       ------------       ------------       ------------

Net Loss                                     (500,803)        (1,420,093)          (113,927)          (223,051)

Net unrealized holding gain (loss)
   on available-for-sale securities
   arising during the period                 (204,549)          (440,673)                --            (39,213)

Foreign exchange loss, net                    (91,126)                --            (56,126)                --

Reclassification adjustment
   for realized losses included
   in net loss                                     --            (21,418)                --                 --
                                         ------------       ------------       ------------       ------------

Net unrealized holding loss on
   available-for-sale securities             (295,675)          (462,091)           (56,126)           (39,213)
                                         ------------       ------------       ------------       ------------

Comprehensive loss                       $   (796,478)      $ (1,882,184)      $   (170,053)      $   (262,264)
                                         ============       ============       ============       ============

Loss per share - basic                   $       (.03)      $       (.12)      $       (.01)      $       (.01)
                                         ============       ============       ============       ============

Weighted average common shares
   Outstanding - basic                     19,457,761         11,870,257         19,463,594         19,273,594
                                         ============       ============       ============       ============

            See Notes to Unaudited Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Nine-Months Ended                  Three-Months Ended
                                                         September 30,                      September 30,
                                                 -----------------------------       -------------------------
                                                     2002              2001             2002            2001
                                                 -----------       -----------       ---------       ---------
                                                         (Unaudited)                       (Unaudited)
Cash flows from operating activities:
  Net loss                                       $  (500,803)      $(1,420,093)      $(113,927)      $(223,051)
     Adjustments to reconcile net
      loss to net cash (used in)
      provided by operating activities:
        Depreciation and amortization                123,570            89,000          77,170          28,700
        Charge for beneficial conversion                  --           850,000              --              --
        Realized loss on sale of available-
           For-sale securities                            --            21,418              --              --
        Effect of subsidies on research
           and development expense                        --          (199,600)             --              --
        Provision for doubtful accounts               19,000                --          19,000              --
    Change in operating assets and
    liabilities:
      Accounts receivable                            (40,200)          (36,300)          9,500         (25,800)
      Inventories                                    (13,500)              200          11,700         (12,000)
      Other current assets                            23,643            (1,600)          3,000           1,500
      Other assets                                   (79,155)           27,504         (77,955)           (600)
      Accounts payable and accrued
        expenses                                      89,535            (9,928)        201,281          46,049
      Other liabilities                              (39,400)               --         (39,400)             --
                                                 -----------       -----------       ---------       ---------
        Net cash (used in) provided
         by operating activities                    (417,310)         (679,399)         90,369        (185,202)
                                                 -----------       -----------       ---------       ---------

Cash flows from investing activities:
  Purchase of property and equipment                 (59,170)          (21,100)        (53,670)         (5,400)
  Purchase of available-for-sale
    securities                                       (15,550)         (254,822)             --              --
  Proceeds from the sale of
    available-for-sale securities                         --            46,414              --              --
                                                 -----------       -----------       ---------       ---------
        Net cash (used in) provided
         by investing activities                     (74,720)         (229,508)        (53,670)         (5,400)
                                                 -----------       -----------       ---------       ---------

Cash flows from financing activities:
  Proceeds from the issuance of
    common stock                                      70,000                --              --              --
  Proceeds subscription receivable                 1,070,000                --              --              --
  Payments of long term debt                        (768,120)         (101,600)             --              --
  Proceeds from long term debt                        86,898            11,900          65,978          11,900
                                                 -----------       -----------       ---------       ---------
      Net cash provided by (used in)
        financing activities                         458,778           (89,700)         65,978          11,900
                                                 -----------       -----------       ---------       ---------
    Effect exchange rate changes
      on cash                                        (91,126)               --         (56,126)             --
                                                 -----------       -----------       ---------       ---------
Increase (decrease) in cash                         (124,378)         (998,607)         46,551        (178,702)
Cash, beginning of period                            175,170         1,234,081           4,241         414,176
                                                 -----------       -----------       ---------       ---------

Cash, end of period                              $    50,792       $   235,474          50,792       $ 235,474
                                                 ===========       ===========       =========       =========

See Notes to Unaudited Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -    Basis of Presentation

            In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Biocoral, Inc. and its Subsidiaries (the "Company") as of September 30, 2002, and the Company's results of operations and cash flows for the nine and three months ended September 30, 2002 and 2001. Information included in the consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements of the Company as of December 31, 2001 included in the Company's 2001 Annual Report on Form 10-KSB (the "10-KSB") that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

            The results of the Company's operations for the nine and three months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year ended December 31, 2002.

NOTE 2 -    Earnings (Loss) per Common Share

            The Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited consolidated statements of operations because the Company had a net loss for the nine and three months ended September 30, 2002 and 2001 and, accordingly, the assumed effects of the exercise of all of the Company's outstanding stock options and the application of the treasury stock method and the conversion of the Company's convertible notes would have been anti-dilative.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -    Investments in Available-For-Sale Securities

            Information as to the Company's investments in marketable securities, which were classified as available-for-sale, is set forth below:

                       September 30, 2002      December 31, 2001
                       ------------------      -----------------
                      Cost      Fair Value      Cost      Fair Value
                      ----      ----------      ----      ----------
                    $739,483     $107,342     $723,933     $296,341
                    ========     ========     ========     ========

            The net unrealized holding losses of $632,141 and $427,592 at September 30, 2002 and December 31, 2001, respectively, are reported as a separate component of stockholders' deficiency in the accompanying condensed consolidated balance sheets. There were no realized losses for the nine and three months ended September 30, 2002.

NOTE 4 -    Stockholders' Deficiency

            As of September 30, 2002, the Company was authorized to issue up to 1,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued by the Company as of September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 19, 2002

                                                BIOCORAL, INC.


                                                /s/ Nasser Nassiri
                                                --------------------------------
                                                Nasser Nassiri, Chairman, CEO
                                                and Principal Accounting Officer

                                 CERTIFICATIONS

I, Nasser Nassiri, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Biocoral, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: November 19, 2002                /s/ Nasser Nassiri
                                               --------------------------------
                                             Nasser Nassiri
                                             Chief Executive Officer and
                                               the Principal Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number              Description of Document
------              -----------------------
99.1                Certification of Nasser Nassiri pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.