Form 10KSB
period 2002-12-31
BIOCORAL INC
filed 2003-04-23
CIK 919605

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the Year Ended December 31, 2002

                          Commission File No. 333-71752

                                 Biocoral, Inc.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                     33-0601504
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 38 rue Anatole France, 92594 Levallois        011-3314-757-9843         N/A
         Perret Cedex France                  (Issuer's telephone     (Zip Code)
(Address of Issuer's principal executive       number, including
               offices)                           area code)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for the year ended December 31, 2002 were $350,300.

The aggregate market value of the registrant's voting common equity held by non-affiliates as of April 4, 2003 was $169,463,610.

The number of outstanding shares of the registrant's common stock as of April 15, 2003 was 11,297,574.

Transitional Small Business Disclosure Format. Yes |_| No |X|

Documents Incorporated by Reference: None.

                                TABLE OF CONTENTS

PART I                                                                           Page
Item 1.  Description of Business..............................................1
Item 2.  Description of Property..............................................5
Item 3.  Legal Proceedings....................................................5
Item 4.  Submission of Matters to a Vote of Security Holders..................5

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters.............5
Item 6.  Management's Discussion and Analysis or Plan of Operations...........7
Item 7.  Financial Statements.................................................F-1 - F-18
Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure.............................................11

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons.........12
Item 10. Executive Compensation...............................................13
Item 11. Security Ownership of Certain Beneficial Owners and Management.......14
Item 12. Certain Relationships and Related Transactions.......................15
Item 13  Exhibits and Reports on Form 8-K.....................................15
Item 14. Controls and Procedures .............................................16

                                     PART I

Item 1. Description of Business

Background

Biocoral, Inc., a Delaware corporation (the "Company") is an international biotechnology company specializing in research, development and commercialization of patented high biotech technologies and biomaterials in the health care area. Through its subsidiaries, the Company researches, develops, manufactures and markets bone graft substitute and other high tech patented biomaterials in a number of countries outside the United States. The Company, through its subsidiaries, owns various patents on its technologies which have been issued in the United States, Canada, Australia, Japan, and various European countries. The Company has developed what management believes is the world's first fully autologous fibrin glue. In 1993, the Company's scientists began working on the development of an autologous fibrin glue that utilizes the patient's own blood, thereby eliminating the risk of viral transmission. Following the successful result of the phase III human clinical trail for specific indications, the product file has been approved by appropriate French authorities (AFSSPS) Agence Francaise de Securite Sanitaires des produits de Sante "Health Care Products French Sanitary Safety Agency", the French functional equivalent of the Food and Drug Administration. On September 14, 2000, AFFSSAPS granted to a blood bank the authorization to prepare, use and distribute the new autologous fibrin glue that was developed by the Company. The Company also obtained the EC certification for its innovative medical device on June 8, 2000, which is valid until June 7, 2005 and is renewable and allows the Company to market the product in the European Community. Before the Company can commence commercialization of the autologous fibrin glue, AFFSSAPS requires that the French blood bank known as Etablissement Francaise du Sang ("EFS"), the exclusive operator of blood transfusions in France, prepare a report following up on the progress of the first fifty (50) patients treated with the autologous fibrin glue. The Company is currently assisting EFS in the preparation of this report and anticipates completing the report during 2003.

In 2000, the Company begun Phase III multi-center clinical trials of Biocoral(R), its product for the treatment of bone fractures due to osteoporosis. In January 2002, the period for inclusion of patients in the Phase III multi-center clinical trials ended. The Company is now following up on the patients included in the trials and this follow up will continue through December 2003. In the third quarter of 2002, the preliminary report of the follow up study was completed. The preliminary report confirmed the advantage of using the Company's product in stabilization of fractures due to Osteoporosis. The Company was expecting the definitive report to be completed during the first quarter 2003, but due to the disparate locations of the fourteen hospitals participating in the trial, it was difficult for the monitors to visit the hospitals. The study is monitored by an independent organization in France called Biomatech located in city of Lyon which has been chosen directly by the French government agency "Agency National for Valorization of Research" (l'ANVAR). We expect the definitive report to be complete in the third quarter of 2003. We believe that this study will demonstrate that our product in this application will stabilize the fracture and will permit better recovery for patients, allowing them faster mobility and return to a healthy state with a very low risk of refracture. The Company is also working on the prevention of osteoporosis and believes that for the first time, patients who are susceptible to osteoporosis and have already had fractures will be able to be treated. The Company product in this application is intended to permit the regeneration of newly formed bone in the area which is susceptible to osteoporosis and has a low bone mass. Initial human clinical study has demonstrated and confirmed the result of regeneration of new formed bone in the bone mass area. The Company, through its subsidiaries, owns the US patents in this application which has been granted and issued.

Using proprietary manufacturing processes, our chief product, Biocoral(R), is derived from natural ocean-generated coral, has certain characteristics (including chemical composition, porosity, mineral content and bioactive properties) that permits its safe, contamination-free use. Its similarity to human bone facilitates its replacement by newly-formed bone. Prior to 1995, the Company derived substantially all its revenue from other unrelated businesses. Through the end of 2002, the Company had not yet realized significant revenues from the sale of its products. The Company has not yet begun to seek FDA approval for sale of its products in the United States. An accredited scientific team in the US has conducted human clinical studies with a 5 year follow up to confirm bone reconstruction in oral application. This study confirmed the stability of the successful result and management believes that this study will facilitate FDA approval for our product used in this indication when we file for FDA approval. Canadian approval of certain products has been obtained and the Company's products are already commercialized in the European community and Asia.

The Company entered the biomaterials field in 1995 by agreeing to acquire Inoteb, SA, a French corporation ("Inoteb") from 10 individuals "the founders", all French nationals. The shares and bonds of Inoteb acquired in 1995 represented, at such time, 51.5% of the capital share of Inoteb. The Company increased its ownership percentage through additional purchases of Inoteb common stock to 67% in 1997. Accordingly, since December 1998, the Company has owned 100% of the capital stock of Inoteb.

The executive offices of the Company are located at 38 rue Anatole France, Levallois Perret Cedex, France consisting of approximately 2000 square feet of office space.

Biocoral

Biocoral(R) is a biomaterial produced from natural coral. Certain chemical, physical and structural characteristics of coral are very similar to that of human bone tissue. Biocoral(R) is derived from three particular species of coral naturally present in abundance. Biocoral(R) is primarily (more than 97%) comprised of calcium carbonate. Porous and resorbable, Biocoral(R) is prepared in microgranules as well as in engineered shapes according to specific indication. Due to its similarity to bone tissue, Biocoral(R) is compatible, resorbed by the body as new bone growth invades the Biocoral and is replaced by neoformed invasion. It is highly porous with numerous interconnected channels which allow a total migration to the center of the implant free of contamination risk. Because Biocoral(R) is resorbed, it can be combined with antimicrobials, anticancer agents or other pharmaceuticals for slow release into bone tissue, resulting in an advantage over autologous bone grafts. The principal current alternative to Biocoral(R) is the utilization of autologous (from the patient's own body) bone grafts. The use of autologous bone grafts requires the patient to undergo one or more additional surgeries to harvest the bone graft material. This is not always feasible due to the condition of the patient or other contraindications, and must be shaped in a separate procedure to fit the graft area.

According to Inoteb, the Company's French subsidiary, Biocoral(R) has been used in approximately more than 300,000 patients, principally in Western Europe and Korea. Biocoral(R) was originally patented in France in 1979, in the United States in 1982, and in Japan in 1989. Inoteb acquired the patent rights to Biocoral(R) from ANVAR/CNRS, the French National Center for Scientific Research, a French governmental agency. The Company, through its subsidiaries, has developed an additional ten titles of patents for various applications and uses of its products, such as osteoporosis remediation, autologous glue, combination with growth factor, among others. Through these ten titles patent applications in various countries in Europe, Canada, the United States, Japan, Australia, and Switzerland, the Company owns more than 165 patent applications around the world and approximately 105 of which have thus far been granted by various countries by their official government patent office, including most European Community countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark office.

Clinical Applications

Biocoral(R) has been used in various clinical applications. Current uses include the following: (a) orthopedic surgery uses include spinal surgery, tibial (shinbone) osteotomies, hip fractures, trephine (skull) hole replacement, fracture repair and filling of bone cavities particularly in bone fractures due to osteoporosis; (b) maxillocraniofacial surgery and plastic surgery uses include reconstructive and cosmetic surgery; (c) oral surgery uses include filling of bone defects due to loss of teeth or periodontal disease.

The Company is preparing new clinical human trials for autologous fibrin glue in different indications which is expected to be started during 2004. We believe that the results of these clinical trials will allow us to extend the market of innovative Company products for use in other indications. However, there can be no assurance that the Company will be able to extend the market for our products.

Osteoporosis

Osteoporosis is a progressive bone disorder in which bone density decreases, combined with increased bone brittleness and porosity, which primarily affects post-menopausal women. The number of women suffering from osteoporosis has grown significantly with the aging of western populations. The clinical trials Inoteb has run over the past nine years have demonstrated the feasibility of this treatment to reduce the consequences of fractures caused by osteoporosis and to avoid the occurrence of fracture as well. Inoteb is developing several variants of its Biocoral(R) technology aimed at osteoporosis treatment. Biocoral(R) offers a superior method of preventing and repair of bone fractures due to osteoporosis. It has the ability to help the skeletal system, reinforcing it where it is weak and fragile. Biocoral(R) can serve both to heal bones that are already fractured and to prevent bone fractures from occurring. Phase II clinical trials in Europe demonstrated the efficacy of Biocoral(R) for local osteoporosis treatment in rebuilding bone, particularly in combination with osteodensimatic screening. The Company also began Phase III multi-center clinical trials of Biocoral(R) in 14 clinics in Europe last year. It is expected that this study will demonstrate that the Company's product in this application will stabilize the fracture and will permit better recovery for patients providing them faster mobility and return to normalcy with a very low risk of refracture. We are also working on a prevention concept which for the first time will permit treatment for patients whom are susceptible to osteoporosis and already have fractures as a result of it. The Company's product in this application will permit the reconstruction of newly formed bone in the area that is affected by the osteoporosis and has a low bone mass. An initial human clinical study has demonstrated and confirmed the result of reconstruction of newly formed bone in the bone mass area. The Company, through its subsidiaries, owns the patents in these applications which are granted in United States. The Company intends to raise additional capital to continue Phase III clinical trials in North America which will be a prerequisite to human use in the United States and Canada.

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

The Company has completed phase III human clinical trials for specific indications, and the product file has been approved by the AFSSPS. On
September 14, 2000, AFSSPS granted a blood bank the authorization to prepare, use and distribute the Company's autologous fibrin glue. On June 8, 2000, the Company also obtained EC certification for its innovative medical device, which allows the company to market the product in the European community and which is valid until June 7, 2005 and is renewable. However, before the Company can commence commercialization of the autologous fibrin glue, AFSSPS requires that the French blood bank EFS, the exclusive operator of blood transfusions in France, prepare a report following up on the progress of the first fifty (50) patients treated with the autologous fibrin glue.

The Company has been coordinating the program to prepare the report with EFS and the blood bank of the French Army in Clamart, known as CTSA. The inclusion of patients began in April of 2002. Shortly thereafter, the Company was required to suspend the trial after nine preparations had been tested when a technical problem with the testing materials was observed. Three of these nine preparations were successful and has been used by the patient with successful results. The investigation and correction of the technical problem has provided the Company with additional information on the how to properly prepare and use the final product. The complication that was discovered during the trial was with the preparation materials used and not with the autologous fibrin glue. The discovery of the materials problem will help the Company ensure that their final product is safe for patients. The Company anticipates restarting the inclusion of patients and preparation before the end of 2003 and expects to be ready for distribution of the new device in France during 2004 and in other European countries in beginning of 2005. The Company believes that the world market segment for the autologous fibrin glue is in excess of $600 million. However, there can be no assurance that the Company will be able to restart the patient inclusion in 2003. Failure the restart the patient inclusion will delay bringing this product to market and could have a negative impact on the Company's financial condition.

Composite Biocoral and Growth Factor

For more than 13 years, studies have been undertaken to demonstrate that it is possible to accelerate the bone repair process by combining growth factors with a support matrix such as Biocoral(R). Some scientific research has shown that Biocoral(R), as biomaterial, represents a useful support for growth factors. European clinical trials conducted over the past 3 years have had positive results confirming the acceleration of the bone repair process as aforesaid.

Raw Materials and Manufacturing

The primary raw material used by the Company to manufacture Biocoral(R) is coral. The coral used in the Company's products is presently sourced from New Caledonia, but is also found in abundance in wide areas of the Indian and Pacific Oceans. The Company believes that its existing inventory of coral, together with coral sources immediately available to it, are sufficient to meet its present and future needs. To date, coral prices have been stable but no assurance can be had that they will not rise. The Company is, however, unaware of any factors which are likely to have a material adverse effect on the Company's ability to obtain coral at a competitive price.

Manufacturing of Biocoral(R) is conducted at Inoteb's facility in Saint Gonnery, France. This facility, which covers approximately 350 square meters (3150 square feet), has been ISO 9002 rated since August 1995. On October 25, 1996, Inoteb was granted, in addition to the ISO 9002 certification, European Norms 46002 certification for the quality assurance system set up in the manufacturing process of Biocoral(R) and, on December 30, 1996, Inoteb was granted the EC certification allowing sales of Biocoral(R) throughout the European Community. This certification was valid for five (5) years and expired in 2001. In the last quarter of 2001 the Company was audited for renewal of this certification and the new certification was issued on December 20, 2001 and is valid through 2004. Additionally, the Company is audited once a year by GMED to maintain its certifications. The Company believes this facility is adequate to service the Company's present and medium-term-future needs.

Competition

The Company's Biocoral(R) product competes with (i) natural bone obtained from autograft procedures and allograft sources; and (ii) two other synthetic bone products, one marketed in the United States by Interpore, Inc. a publicly-held company with significantly greater resources and distribution capabilities than the Company, and another that was approved by the FDA in May 1993. Autograft and allograft bone have been used for graft material for a much longer period of time than Biocoral(R) and similar materials, and in order to increase its future sales of Biocoral(R), the Company will have to demonstrate to the medical community the surgical and patient advantages, safety, efficacy, cost effectiveness and clinical results of Biocoral(R). Most of the Company's competitors have substantially greater resources, larger market share and greater research and development capabilities than the Company and may, therefore, be expected to compete aggressively and successfully in the markets for the Company's products.

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

The Company believes that Biocoral(R) provides an attractive alternative to autograft and allograft bone graft materials. In an autograft procedure, bone material is first harvested from another part of the patient's skeleton and then, in a second procedure, grafted to the site of the bone deficit. The harvesting procedure increases operating time and expense, and can lead to complications such as infection, excessive blood loss, chronic pain and deformity. When an autograft is not feasible or desirable, allograft bone, typically obtained from a cadaver, can be used. In order to maintain mechanical and biological properties, some allograft bone is not sufficiently secure to avoid all risks of disease transmission. Therefore, unlike Biocoral(R), which is a sterile and biocompatible material, allograft bone carries the risks of implant rejection and the transmission of infectious agents such as hepatitis and HIV. The use of Biocoral(R) entails none of these risks and provides clinical results comparable to those of autograft material in suitable condition for use.

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

The Company has been able to compete in Europe against producers that also sell products in the United States. Despite their significantly greater resources, management believes that it will, once its products have been approved by the FDA, be able to be competitive with such companies because of the quality of its products. See "Business -- Government Regulation" Biocoral(R) has been used in European dental applications for more than 16 years. This use, together with the scientific results of its in vivo use and clinical trials have demonstrated the efficacy of using Biocoral(R) for bone regeneration in dental applications. The Company competes with many businesses in the production and distribution of biomaterials for filling bone cavities before rehabilitation of partially and totally edentulous patients. These businesses compete primarily on the basis of product performance and price, as well as customer loyalty and service. Biocoral(R) also competes with bone grafts and bone graft substitutes. Companies selling competitive products sometimes also sell dental implants, so bundling these products is often a strategy. All of these businesses compete primarily on the basis of product performance and price, as well as on customer loyalty and service.

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

Governmental Regulation

Biocoral(R) has been approved for marketing in more than fifteen countries in Europe, Korea, South Africa, Canada and Australia. Biocoral(R) has been approved for reimbursement by the Tarif Interministeriel des Prestations Sanitaires, the French national health services agency and for reimbursement by social security insurance. During 2002 we were informed that the Canadian health authorities changed its system and the authorization which had been previously been granted to the Company to market its products in Canada was no longer valid. We initiated a new application process for the marketing of our product in Canada in several applications, including dental, CMF and orthopedic. The Company was informed on March 11, 2003 that its new application has been approved by the Canadian health authorities. The Company expects to begin searching for an accredited distributor to market their products in Canada.

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

Item 2. Description of Property.

Inoteb, the Company's subsidiary, currently leases its principal executive offices from an unrelated third party for an aggregate annual rent of approximately $56,000.

Item 3. Legal Proceedings.

There is no material litigation pending against the Company at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

On October 1, 2002, the Board of Directors approved an Amendment to the Company's Articles of Incorporation to authorize and to effectuate a one-for-fifteen reverse stock split of the issued and outstanding shares of the Company's Common Stock, $0.001 par value per share. Stockholders of the Company holding 19,070,354 (pre reverse split) shares of the outstanding shares of the Company's Common Stock on November 8, 2002, consented in writing to the amendment. The reverse stock split was effectuated on December 23, 2002 by filing the amendment to the Company's Certificate of Incorporation with the Delaware Secretary of State.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

At December 31, 2002 there were 11,297,573 shares of our common stock issued and outstanding. Unless these securities are registered under the Securities Act of 1933, as amended, or exempt under another provision of the Securities Act, these securities are ineligible for sale in the public market. Sales in the public market of substantial amounts of our common stock that are presently restricted could adversely affect prevailing market prices.

The following table sets forth information regarding the high and low closing price for our common stock as reported on the over-the-counter electronic bulletin board for each of the periods set forth below. Such prices do not necessarily reflect actual transactions and do not include retail mark-ups, mark-downs or commissions. The prices set forth below are per share (the prices in the following table have been adjusted to reflect a 1-for-50 reverse split of the Company's common stock in April 2001 and a 1-for-15 reverse split of the Company's common stock in December 2002.

           Quarter Ended                      High                 Low
           -------------                      ----                 ---
           December 31, 2002                  $15.15               $5.00
           September 30, 2002                 $28.50               $21.00
           June 30, 2002                      $52.50               $30.00
           March 31, 2002                     $150.00              $60.00

           December 31, 2001                  $157.50              $34.05
           September 30, 2001                 $171.90              $37.50
           June 30, 2001                      $277.50              $70.31
           March 31, 2001                     $140.62              $70.31

Holders

As of December 31, 2002 there were approximately 400 holders of record of the shares of the Company's common stock.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2000, the Company completed a private offering (the "Offering") of 6% convertible promissory notes payable (the "Notes") due December 31, 2002. The Company sold the Notes in the aggregate principal amount of $3,000,000 to "accredited investors" through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Act. The Company has received $2,000,000 of the proceeds and the remaining $1,000,000 was restricted as of December 31, 2002 pending the Company's issuance of all of the required regulatory documents and the listing of the Company's common stock for trading on the NASDAQ Stock Market. As such, these proceeds are classified as cash held in escrow, a non-current asset, in the consolidated balance sheets included herein.

In October 2001, the Company commenced a new offering (the "New Offering") for a maximum of 300,000 shares of its common stock at $6.00 per share to "accredited investors" through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Act. Consummation of at least a portion of the offering was dependent on the sale of a minimum of 11,111 shares prior to the expiration of the New Offering on April 30, 2002. As of December 31, 2002, the Company had received subscriptions for the purchase of 11,889 shares of common stock which generated gross proceeds of $1,070,000. Approximately $1,010,000 of those proceeds were used primarily to repay the Company's outstanding callable convertible 8% Notes and the accrued interest thereon.

On April 18, 2001, we issued an aggregate of 1,259,259 shares of our common stock upon the conversion of an aggregate principal amount of $850,000 of our 6% promissory notes to the holders of such notes.

In March 2002, the Company issued 778 shares of common stock to an accredited European investor for an aggregate purchase price of $70,000. These proceeds were used primarily to repay the Company's outstanding interest due to callable convertible 8% Notes.

On December 26, 2002, we issued an aggregate of 10,000,000 shares of our common stock upon the conversion of an aggregate principal amount of $450,000 of our 6% promissory notes to the holders of such notes.

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

Property and equipment -- Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (25 years for properties and two to ten years for equipment).

Deferred interest -- Deferred interest is amortized to interest expense over the term of the related loan on a straight-line basis.

Impairment of long-lived assets -- The Company reviews long-lived assets when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

Advertising -- The Company expenses the cost of advertising and promotions as incurred.

Research and development -- Charges related to research and product development are expensed as incurred.

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

Earnings (loss) per common share -- The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and certain other financial accounting pronouncements. Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period. Since the Company had losses in 2002 and 2001, the assumed effects of the exercise of outstanding stock options and the application of the treasury stock method were anti-dilutive and, accordingly, diluted per share amounts have not been presented in the accompanying consolidated statements of operations.

Foreign currency translation and transactions -- Assets and liabilities of Inoteb are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during each year. Resulting translation adjustments, if material, are recorded as a separate component of stockholders' deficiency.

Recent pronouncements -- In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Among other things, SFAS 144 provides guidance on the implementation of previous pronouncements related to when and how to measure impairment losses and how to account for discontinued operations. The adoption of SFAS 144 in 2002 did not have a material impact on the Company's consolidated financial position or results of operations.

The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain other accounting pronouncements as of December 31, 2002 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 2002 and 2000, and it does not believe that any of those pronouncements will have any significant impact on the Company's consolidated financial statements at the time they become effective.

Results of Operations for the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Net sales, which are solely attributable to Inoteb, SA ("Inoteb"), the Company's wholly owned French subsidiary, totaled $350,300 for the year ended December 31, 2002, a decrease of $3,900 from $354,200 for the year ended December 31, 2001 or approximately 1%. This decrease is attributable to a slight decline in sales relating to the orthopedic and neurosurgery market during the fourth quarter.

Cost of sales totaled $102,400 for the year ended December 31, 2002, a decrease of $99,400 from $201,800 for the year ended December 31, 2001 or approximately 49%. The decrease is primarily due to the reduction in purchases of raw materials.

Operating expenses increased by approximately $151,000 to approximately $804,000 during the year ended December 31, 2002 from approximately $652,000 for the year ended December 31, 2001 or approximately 23%. This increase was primarily attributable to increases in expenditures for research and development in connection with the patent application costs and other administrative and operating expenses offset by a decrease in consulting and professional fees.

Research and development expenses increased approximately $76,000 to approximately $140,000 during the year ended December 31, 2002 as compared to approximately $64,000 during the year ended December 31, 2001. This increase was the result of increase costs related to additional patent applications and related to the investigation and coordination by the Company of the program to prepare the report required by AFSSPS related to the autologous fibrin glue.

Consulting and professional fees during the year ended December 31, 2002 decreased by $153,000 to approximately $178,000 from $331,000 during the year ended December 31, 2001 or approximately 46% The decrease was primarily attributable to an effort by the Company to reduce costs in an effort to control its budget.

Other expenses (net) totaled approximately $582,000 in the year ended December 31, 2002 as compared to approximately $1,202,000 in the year ended December 31, 2001. This is primarily due to a decrease in interest expense of approximately $596,000 from approximately $1,163,000 in the year ended December 31, 2001 to approximately $567,000 in the year ended December 31, 2002.

As a result of the above, the Company's net loss for the year ended December 31, 2002 totaled approximately $1,138,000 or $.34 per share compared to a net loss of approximately $1,702,000 or $5.83 per share for the year ended December 31, 2001. These losses per share were based on weighted average common shares outstanding of 3,324,813 for the year ended December 31, 2002 and 291,820 for the year ended December 31, 2001, which reflect a 1-for 50 reverse split effective April 16, 2001 and a 1-for-15 reverse split effective December 23, 2002 (see Note 9 in the notes to consolidated financial statements herein).

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, the Company had net losses of approximately $1,138,000 and $1,702,000 in 2002 and 2001, respectively. The net loss in 2002 included a nonrecurring charge related to beneficial conversion rights of $450,000. Management believes that it is likely that the Company will continue to incur net losses through at least 2003, although it is also likely that such losses will be substantially reduced in the absence of the nonrecurring charge. The Company also had a working capital deficiency and stockholders' deficiency of approximately $1,076,000 and $1,743,000 at December 31, 2002, respectively. The working capital deficiency at December 31, 2002 was attributable, in part, to the inclusion in current liabilities of $842,000 of long-term debt obligations. Subject to satisfaction of due diligence, an accredited investor has committed to fund $500,000 to the Company to cover operating shortfalls for the balance of 2003.

On March 25, 2002 the holders of the Company's 6% convertible promissory notes payable (the "6% Notes") agreed to extend the due date from December 31, 2002 to December 31, 2004. The 6% Notes are convertible at any time, at a rate of $.045, at the holder's option, subject to Company approval. The 6% Notes were not affected by both reverse stock splits. As of March 28, 2002, the Company had received additional subscriptions for the purchase of shares that generated gross proceeds of approximately $115,000. The chairman of the Company has also agreed to allow the Company to defer compensation pursuant to his consulting agreement. Management also plans to seek additional equity and/or debt financing for the Company and, if necessary, request the Company's lenders and other creditors to extend the due dates of the Company's obligations and/or convert the obligations to common stock. Accordingly, management believes, but cannot assure, that the Company will have sufficient liquid resources for the payment, or the ability to defer the payment, of its obligations as they come due and continue to operate through at least December 31, 2003. During the year ended December 31, 2002 changes in the Company's other operating assets and liabilities provided cash totaling approximately $198,000. The Company's net loss of approximately $1,138,000 increased its accumulated deficit to approximately $18,459,000 at December 31, 2002.

During the year ended December 31, 2000, the Company completed a private offering (the "Offering") of 6% convertible promissory notes payable (the "Notes") due December 31, 2002. The Company sold the Notes in the aggregate principal amount of $3,000,000 to "accredited investors" which represents the maximum number of units available under the Offering. The Company has received $2,000,000 of the proceeds and the remaining $1,000,000 was restricted as of December 31, 2002 pending the Company's issuance of all of the required regulatory documents and the listing of the Company's common stock for trading on the NASDAQ Stock Market. As such, these proceeds are classified as cash held in escrow, a non-current asset, in the consolidated balance sheets included herein.

During the year ended December 31, 2002 the Company invested an additional $15,550 of excess cash in marketable securities, which were classified as available-for-sale and consisted of equity securities with an aggregate fair value of $112,892 and a cost totaling $690,283 at December 31, 2002. The net unrealized holding loss of $198,999 for the year ended December 31, 2002 increased accumulated other comprehensive loss, a component of total stockholders' equity, to $633,000 as of December 31, 2002.

The Company also used $40,300 to repay long-term obligations during the year ended December 31, 2002 as well as make capital expenditures in the amount of $800. The Company does not presently have commitments to make material capital expenditures during the next twelve months.

On December 23, 2002, the Company affected a 1-for-15 reverse split of the Company's outstanding shares of common stock. On April 16, 2001 the Company affected the following actions: (i) an increase in the number of common shares authorized for issuance by the Company from 20,000,000 shares to 100,000,000 shares; (ii) a 1-for 50 reverse split of the Company's outstanding shares of common stock; and (iii) an increase in the number of shares of common stock that may be subject to stock options from 2,000,000 shares to 20,000,000 shares. The numbers of shares and prices per share in the consolidated financial statements and notes included herein have been retroactively restated for the effects of the reverse splits.

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

Item 7. Financial Statements

                         BIOCORAL, INC. AND SUBSIDIARIES

                                    I N D E X

                                                                       PAGE
                                                                       ----
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                              F-2/4

CONSOLIDATED BALANCE SHEETS
     DECEMBER 31, 2002 AND 2001                                         F-5

CONSOLIDATED STATEMENTS OF OPERATIONS
     YEARS ENDED DECEMBER 31, 2002 AND 2001                             F-6

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
EQUITY AND COMPREHENSIVE LOSS
     YEARS ENDED DECEMBER 31, 2002 AND 2001                             F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 31, 2002 AND 2001                             F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F-9/18

                                      * * *

                          Independent Auditors' Report

To the Stockholders' and the Board of Directors of Biocoral Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Biocoral, Inc. and Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Inoteb SA, a 100% wholly owned subsidiary as of December 31, 2002, which statements reflect total assets of approximately $200,000 as of December 31, 2002, and losses of approximately $174,000 for the year ended December 31, 2002. Those statements were audited by other auditors, whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for Inoteb SA, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Biocoral, Inc. and Subsidiaries at December 31, 2002, and the consolidated results of their consolidated operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Rogoff & Company, PC

New York, New York
April 11, 2003

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders
INOTEB S.A. (France)

      We have audited the consolidated balance sheets of INOTEB S.A. (a French corporation) AND SUBSIDIARY as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements, which are not presented separately herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INOTEB S.A. AND SUBSIDIARY as of December 31, 2002 and 2001, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Paris, France
Mars 15, 2003                                        CONSULTAUDIT

/s/ Sylvain ROJZEN
Sylvain ROJZEN

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
BioCoral, Inc.

We have audited the accompanying consolidated balance sheet of BIOCORAL, INC. AND SUBSIDIARIES as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' deficit and comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Inoteb SA, a 100%-owned subsidiary as of December 31, 2001, which statements reflect total assets of approximately $433,000 as of December 31, 2001 and losses of approximately $64,800 for the year ended December 31, 2001. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Inoteb SA, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BioCoral, Inc. and Subsidiaries as of December 31, 2001, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


                                        J.H. COHN LLP

Roseland, New Jersey
March 28, 2002

                         BIOCORAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                      ASSETS
                                                                               2002                    2001
                                                                          ------------            ------------
Current Assets:
   Cash                                                                   $     42,770            $    175,170
   Investment in marketable securities                                         112,892                 296,341
   Accounts receivable, net of allowance for doubtful accounts
     of $1,000                                                                  74,200                  52,000
   Inventory                                                                    86,100                  79,700
   Other current assets                                                             --                  30,300
                                                                          ------------            ------------

     Total current assets                                                      315,962                 633,511

Property and equipment, net                                                     29,900                  37,400

Cash held in escrow                                                          1,011,049               1,000,000
Investment in limited partnership                                               98,545                 122,003
Deferred financing costs, net                                                       --                  80,000
Deferred patent costs, net                                                      99,767                      --
Other assets                                                                     9,800                   8,700
                                                                          ------------            ------------
                                                                          $  1,565,023            $  1,881,614
                                                                          ============            ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current  liabilities:
   Current portion of long-term debt                                      $     84,200            $    840,300
   Accounts payable                                                            896,973                 444,757
   Accrued expenses                                                            411,275                 610,152
                                                                          ------------            ------------

     Total current liabilities                                               1,392,448               1,895,209

Long-term debt, net of current portion                                       1,880,400               2,351,500
Other liabilities                                                               35,600                  75,000
                                                                          ------------            ------------

     Total liabilities                                                       3,308,448               4,321,709
                                                                          ------------            ------------

Stockholders' Deficit
   Preferred stock; par value $.001 per share; 1,000,000  shares
     authorized ; none issued                                                       --                      --
   Common Stock; $.001 par value;  100,000,000 shares authorized;
     11,297,573 and 1,296,795 shares issued and outstanding                     11,298                   1,297
   Additional paid-in capital                                               17,337,292              16,377,293
   Accumulated deficit                                                     (18,458,833)            (17,321,093)
   Accumulated other comprehensive loss                                       (633,182)               (427,592)
   Stock subscriptions receivable                                                   --              (1,070,000)
                                                                          ------------            ------------

     Total Stockholders' Deficit                                            (1,743,425)             (2,440,095)
                                                                          ------------            ------------

                                                                          $  1,565,023            $  1,881,614
                                                                          ============            ============

See accompanying notes to the consolidated financial statements

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                                        2002           2001
                                                                    -----------    -----------
Net sales                                                           $   350,300        354,200

Cost of sales                                                           102,400        201,800
                                                                    -----------    -----------

    Gross profit                                                        247,900        152,400
                                                                    -----------    -----------

Operating expenses
    Research and development, net of subsidies                          140,041         64,232
    Consulting and professional fees                                    177,599        330,681
    Depreciation and amortization                                        96,858         20,200
    Administrative expenses                                             389,184        237,045
                                                                    -----------    -----------

      Total operating expenses                                          803,682        652,158
                                                                    -----------    -----------

    Loss from operations                                               (555,782)      (499,758)
                                                                    -----------    -----------

Other income (expense)
    Interest, net                                                      (567,290)    (1,163,952)
    Equity in loss of partnership                                       (23,458)       (27,403)
    Realized gain (loss) on sale of available for sale securities            --        (21,418)
    Other                                                                 8,790         10,515
                                                                    -----------    -----------

      Total other income (expense)                                     (581,958)    (1,202,258)
                                                                    -----------    -----------

Net loss                                                            $(1,137,740)   $(1,702,016)
                                                                    ===========    ===========

Basic net loss per share                                            $     (0.34)   $     (5.83)
                                                                    ===========    ===========

Basic weighted average common shares outstanding                      3,324,813        291,820
                                                                    ===========    ===========

See accompanying notes to the consolidated financial statements

                         BIOCORAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                         DEFICIT AND COMPREHENSIVE LOSS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                                                       Accumulated
                                                                 Common Stock           Additional                        Other
                                                           -------------------------     Paid-in      Accumulated     Comprehensive
                                                             Shares        Amount         Capital       Deficit           Loss
                                                           ----------   ------------   ------------   ------------    ------------
Balance, January 1, 2001                                       25,647   $         26   $ 13,608,564   $(15,619,077)   $    (42,234)

Conversion of notes payable to common stock                 1,259,259          1,259        848,741             --              --

Charge for beneficial conversion rights                            --             --        850,000             --              --

Subscription receivable for purchase of common stock           11,889             12      1,069,988             --              --

Unrealized holding loss on avalable-for-sale securities            --             --             --             --        (406,776)

Reclassification adjustment                                        --             --             --             --           21,418

Net loss                                                           --             --             --     (1,702,016)             --

                                                           ----------   ------------   ------------   ------------    ------------

Balance, December 31, 2001                                  1,296,795          1,297     16,377,293    (17,321,093)       (427,592)

Conversion of interest payable to common stock                    778              1         69,999             --              --

Application of debt to subscription receivable                     --             --             --             --              --

Application of interest to subscription receivable                 --             --             --             --              --

Conversion of notes payable to common stock                10,000,000         10,000        440,000             --              --

Charge for beneficial conversion rights                            --             --        450,000             --              --

Cash payment - subscription receivable                             --             --             --             --              --

Other comprehensive loss - decline in market value of
avalable-for-sale securitues                                       --             --             --             --        (198,999)

Other comprehensive loss on foreign curremcy translation           --             --             --             --          (6,591)

Net Loss                                                           --             --             --     (1,137,740)             --

                                                           ----------   ------------   ------------   ------------    ------------

Balance December 31, 2002                                  11,297,573   $     11,298   $ 17,337,292   $(18,458,833)   $   (633,182)
                                                           ==========   ============   ============   ============    ============


                                                                                Total
                                                           Subscription      Stockholders'   Comprehensive
                                                            Receivable          Deficit           Loss
                                                           ------------      -------------   ------------
Balance, January 1, 2001                                   $         --      $ (2,052,721)   $         --

Conversion of notes payable to common stock                          --           850,000              --

Charge for beneficial conversion rights                              --           850,000              --

Subscription receivable for purchase of common stock         (1,070,000)               --              --

Unrealized holding loss on avalable-for-sale securities              --          (406,776)       (406,776)

Reclassification adjustment                                          --            21,418           21,418

Net loss                                                             --        (1,702,016)     (1,702,016)

                                                           ------------      ------------    ------------

Balance, December 31, 2001                                   (1,070,000)       (2,440,095)   $ (2,087,374)
                                                                                             ============

Conversion of interest payable to common stock                       --            70,000              --

Application of debt to subscription receivable                  800,000           800,000              --

Application of interest to subscription receivable              210,667           210,667              --

Conversion of notes payable to common stock                          --           450,000              --

Charge for beneficial conversion rights                              --           450,000              --

Cash payment - subscription receivable                           59,333            59,333              --

Other comprehensive loss - decline in market value of
avalable-for-sale securitues                                         --          (198,999)       (198,999)

Other comprehensive loss on foreign currency translation             --            (6,591)         (6,591)

Net Loss                                                             --        (1,137,740)     (1,137,740)

                                                           ------------      ------------    ------------

Balance December 31, 2002                                  $         --      $ (1,743,425)   $ (1,343,330)
                                                           ============      ============    ============

See accompanying notes to the consolidated financial statements

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                              2002           2001
                                                                          -----------    -----------
Cash flows from operating activities:

    Net loss                                                              $(1,137,740)    (1,702,016)

    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation of property and equipment                                   14,300         20,200
      Amortization of deferred financing costs and other assets                80,000         80,000
      Amortization of deferred patent costs                                     2,558             --
      Charge for beneficial conversion rights                                 450,000        850,000
      Deferred patent costs                                                  (102,325)            --
      Equity in loss of partnership                                            23,458         17,219
      Foreign currency translation gain                                        (6,591)            --
      Realized loss on available-for-sale securities                               --         21,418
      Effect of subsidies on research and development expenses                     --       (199,600)
    (Increase) decrease in assets and liabilities
      Accounts receivable                                                     (22,200)           700
      Inventories                                                              (6,400)        58,500
      Other current assets                                                     30,300         (5,900)
      Cash held in escrow account                                             (11,049)            --
      Other assets                                                             (1,100)        10,584
      Accounts payable and accrued expenses                                   528,006         44,992
      Other liabilities                                                       (39,400)        75,000
                                                                          -----------    -----------

Net cash used in operating activities                                        (198,183)      (728,903)
                                                                          -----------    -----------

Cash flows from investing activities:
    Purchase of property and equipment                                           (800)        (6,700)
    Purchase of available-for-sale securities                                 (15,550)      (254,822)
    Proceeds from sales of available-for-sale securities                           --         46,414
                                                                          -----------    -----------

Net cash used in investing activities                                         (16,350)      (215,108)
                                                                          -----------    -----------

Cash flows from financing activities:
    Proceeds from long-term obligations                                        63,100             --
    Principal payments on long-term obligations                               (40,300)      (114,900)
    Payment on subscripton receivable                                          59,333             --
                                                                          -----------    -----------

Net cash provided by (used in) financing activities                            82,133       (114,900)
                                                                          -----------    -----------

Net decrease in cash                                                         (132,400)    (1,058,911)

Cash, beginning of year                                                       175,170      1,234,081
                                                                          -----------    -----------

Cash, end of year                                                         $    42,770    $   175,170
                                                                          ===========    ===========

Cash paid during the year for:
    Interest expense                                                      $     2,450    $    24,821
                                                                          ===========    ===========

Supplemental disclosures of noncash investing and financing activities:
    Conversion of debt to equity                                          $ 1,530,667    $   850,000
                                                                          ===========    ===========

See accompanying notes to the consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

Note 1 - Description of Business

      BioCoral, Inc. ("BioCoral") was incorporated under the laws of the State of Delaware on May 4, 1992. BioCoral is a holding company that conducts its operations primarily through a wholly-owned French subsidiary, Inoteb SA ("Inoteb"). BioCoral, Inoteb and BioCoral's other subsidiaries are referred to collectively herein as the "Company."

      Inoteb's operations consist primarily of researching, developing, manufacturing and marketing patented high technology biomaterials, bone substitute materials made from coral and other orthopedic, oral and maxillo-facial products, including products marketed under the trade name of BioCoral. The Company has obtained regulatory approvals to market its products throughout Europe and in Canada and certain other countries. The Company owns various patents for its products which have been validated and issued in the United States, Canada, Japan, Australia and various countries throughout Europe. However, the Company has not applied for the regulatory approvals needed to market its products in the United States. Obtaining such approvals in the United States could take a period of time and involve substantial expenditures.

Note 2 - Liquidity

      The Company had net losses of approximately $1,138,000 and $1,702,000 in 2002 and 2001, respectively. The net loss in 2002 and 2001 included a nonrecurring charge related to beneficial conversion rights of $450,000 and $850,000, respectively. Management believes that it is likely that the Company will continue to incur net losses through at least 2003, although it is also likely that such losses will be substantially reduced in the absense of the nonrecurring charge. The Company also had a working capital deficiency and stockholders' deficiency of approximately $1,076,000 and $1,743,000, respectively, at December 31, 2002 and $1,262,000 and
      $2,440,000, respectively, at December 31, 2001. The working capital deficiency at December 31, 2002 was attributable, in part, to the inclusion in current liabilities of $842,000 of long-term debt obligations. Subject to satisfaction of due diligence, an accredited investor has committed to fund $500,000 to the Company to cover operating shortfalls for the balance of 2003.

Note 3 - Summary of Significant Accounting Policies

      Consolidation

      The accompanying consolidated financial statements include all of the accounts of Biocoral, Inc. and its wholly-owned subsidiaries, Biocoral International, Cabestran, Inc., Immo Distribution, Ltd., S.A., for the years ended December 31, 2002 and 2001. All material intercompany balances and transactions have been eliminated in consolidation.

      Investments in securities

      The Company's investments in marketable equity securities have been classified as "available-for-sale." Accordingly, they are carried at fair value, with unrealized gains and losses, net of related tax effects, reported as a separate component of stockholders' equity (deficiency) and accumulated other comprehensive income (loss).

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

Note 3 - Summary of Significant Accounting Policies - continued

      Inventories

      Inventories are stated at the lower of cost or market, determined on the first-in, first-out ("FIFO") method.

      Property and Equipment

      Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 25 years for building improvements, two to ten years for equipment and furnishings and one year for computer software. Normal maintenance and repairs of property and equipment are expensed as incurred, while renewals, betterments and major repairs that materially extend the useful live of the property and equipment are capitalized.

      Investment in subsidiary

      The Company owns an investment in a limited partnership, which is accounted for under the equity method of accounting. Under this method, the initial investment is recorded at cost. Subsequently, the investment is increased or decreased for the Company's pro-rata share of the limited partnership's income and losses.

      Deferred Interest

      Deferred interest is amortized to interest expense over the term of the related loan on a straight-line basis.

      Impairment of long-lived assets

      The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset.

      Income Taxes

      The Company uses the liability method for income taxes as required by SFAS No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

      Revenue recognition

      Sales are recognized when the earnings process is complete and collectibility is assured, which is usually when the goods are shipped to customers. Amounts billed related to shipping and handling are included in revenue.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

Note 3 - Summary of Significant Accounting Policies - continued

      Research and development costs

      The Company expenses all research and development expenses as incurred.

      Stock based compensation

      The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted under SFAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock as of the grant date, no compensation expense is recorded. However, with respect to common stock and options granted to nonemployees, the Company records expense equal to the fair value of the common stock or option on the measurement date, which generally is the date the service is completed. Expenses relating to such common stock or options are estimated based upon the fair value as of the end of each reporting period prior to the measurement date. Expense related to these options is recognized ratably over the vesting or service period. When required, the Company has presented the additional pro forma disclosures required by SFAS 123 in Note 10.

      Computation of net loss per share

      The Company presents basic loss per share and, if applicable, diluted earnings per share pursuant to the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128").

      Under SFAS 128 basic net loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted net earnings per share is computed by dividing the net earnings for the year by the weighted average number of common share equivalents during the year. Common stock equivalents would arise from the exercise of stock options. As of December 31, 2002 no stock options have been exercised. Diluted net loss has not been disclosed for the years ended December 31, 2002 and 2001 as the effect is anti-dilutive. The numbers of common shares and the per share amounts in these notes and the accompanying consolidated financial statements have been retroactively adjusted, where appropriate, for a 1-for-50 and 1-for-15 reverse split effected on April 16, 2001 and December 23, 2002, respectively (See Note
      9).

      Concentration of credit risk

      Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across geographic areas. However, all trade accounts receivable are concentrated in the health care sector in various countries around the world. The Company does not currently see a concentrated credit risk associated with these receivables, repayment is dependent upon the financial stability of this industry and the respective country's national economies.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

Note 3 - Summary of Significant Accounting Policies - continued

      Foreign currency translation and transactions

      Assets and liabilities of the foreign subsidiaries are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during each year. Resulting translation adjustments, if material, are recorded as a separate component of stockholders' deficiency. The 2002 foreign currency transaction loss amounted to $6,591. Foreign currency translation and transaction gains and losses were not material in 2001.

      Comprehensive loss

      Comprehensive loss consists of net loss for the year and foreign currency translation adjustments, if material, and the unrealized gain or loss on investments held as available- for-sale securities.

      Financial instruments

      The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximate fair value as of December 31, 2002 and 2001, due to the relatively short maturity of the instruments. The investment in partnership is recorded using the equity method at December 31, 2002 and 2001. It is not practical to estimate the fair value without incurring excessive cost, as this investment is not publicly traded. Long-term debt at December 31, 2002 and 2001 approximates fair value based upon the interest rates and other relevant terms of such financial instruments were the equivalent of those that the Company could have obtained for new loans as of those dates.

      Use of estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Recent accounting pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires that all business combinations initiated after June 30, 2001 as well as purchase method business combinations completed after June 30, 2001 be accounted for using the purchase method of accounting and eliminates the pooling-of-interest method. In addition, SFAS 141 further clarifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchased price allocable to an assembled workforce may not be accounted for separately. Specifically, SFAS 141 requires that an intangible asset may be separately recognized only if such an asset meets the contractual-legal criterion or the separability criterion. The adoption of SFAS 141 did not affect the Company's financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

Note 3 - Summary of Significant Accounting Policies - continued

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair market value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Management believes the adoption of SFAS 143 will not have a significant effect on the Company's financial statements.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial position.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 requires the recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for the initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the consolidated financial statements.

      At December 31, 2002, the Company has one employee based stock option plan (the "Plan"), which is described in more detail in Note 10. Effective January 1, 2003, the Company has adopted the fair value recognition provisions of SFAS 123 prospectively for all stock options granted after January 1, 2003. Prior to 2003, the Company accounted for employee stock options under the recognition and measurement provisions of APB 25 and related interpretations. No employee compensation cost is reflected in the net loss for stock options granted, since all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

      Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

      Reclassifications

      Certain reclassifications have been made to the prior year financial statements in order to conform to the current year.

Note 4 - Investments in available-for-sale securities

      The Company's investments in marketable securities, all of which were classified as available-for-sale, at December 31, 2002 and 2001, consisted of equity securities with a cost of $690,283 and a fair value of $112,892 based upon the quoted market value of the investments at December 31, 2002 and a cost of $723,933 and a fair value of $296,341 at December 31, 2001.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

Note 5 - Property and equipment

      Property and equipment consists of the following at December 31:

                                                               2002      2001
                                                            --------  --------
            Land                                            $ 10,900  $ 10,000
            Buildings and improvements                       169,030   149,330
            Equipment and furnishings                        218,600   195,000
                                                            --------  --------

                                                             398,530   354,330
           Less accumulated depreciation and amortization    368,630   316,930
                                                            --------  --------

                                                            $ 29,900  $ 37,400
                                                            ========  ========

      Depreciation expense for 2002 and 2001 amounted to $14,300 and $20,200, respectively.

Note 6 - Deferred financing and patent costs

      Deferred financing costs relates to the issuance of 6% notes payable, originally due on December 31, 2002. Deferred patent costs relate to legal charges incurred in defense of the patent. The balance of deferred financing costs consists of the following at December 31, 2002:

                                                        Financing Costs         Patents Costs
                                                        ---------------         -------------
            Original cost                                   $200,000              $102,325
            Less: Accumulated amortization                   200,000                 2,558
                                                            --------              --------

                                                            $     --              $ 99,767
                                                            ========              ========

      Amortization expense related to deferred financing costs for 2002 and 2001 amounted to $80,000.

Note 7 - Income taxes

      As of December 31, 2002, the Company had net operating loss carryforwards of approximately $11,938,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through December 31, 2022. There are no other material differences between amounts used for financial reporting purposes and tax reporting purposes. Accordingly, since it more likely than not that the Company will not be able to utilize its net operating loss carryforward a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

      The Company had also offset the potential benefits of $3,671,000 and $3,162,000 from net operating loss carryforwards by equivalent valuation allowances as of December 31, 2001 and 2000, respectively. As a result of the increase in the valuation allowance of $509,000 during the year ended December 31, 2001, there is no credit for income taxes reflected in the accompanying consolidated statement of operations to offset the pre-tax loss in 2001.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

Note 8 - Long-term debt

      Long-term debt consists of the following at December 31:

                                                           2002          2001
                                                        ----------    ----------
      6% convertible promissory notes payable (A)       $1,700,000    $2,150,000
      ANVAR advances (B)                                   264,600       241,800
      8% callable convertible promissory notes
        payable (C)                                             --       800,000
                                                        ----------    ----------
                                                         1,964,600     3,191,800

      Less current portion                                  84,200       840,300
                                                        ----------    ----------

                                                        $1,880,400    $2,351,500
                                                        ==========    ==========

(A) On March 25, 2002 the holders of the 6% convertible promissory notes payable (the "6% Notes") agreed to extend the due date from December 31, 2002 to December 31, 2004. The 6% Notes are convertible at any time, at a rate of $.045, at the holder's option, subject to Company approval. The 6% Notes were not affected by both reverse stock splits (See Note 9). Interest on the 6% Notes is payable annually, at the Company's option, either in cash or shares of the Company's common stock. The Company sold the 6% Notes in the aggregate principal amount of $3,000,000 to "accredited investors" during 2000 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933. A portion of the proceeds, $1,000,000, is being held in an escrow account pending the Company's issuance of all of the required regulatory documents and the listing of the Company's common stock for trading on The NASDAQ Stock Market. Accordingly, the restricted proceeds are classified as cash held in escrow and recorded as a non-current asset in the accompanying consolidated balance sheets.

      The Company sold the 6% Notes in the year ended December 31, 2000. The Company's common stock had a fair value that exceeded the conversion price of the 6% Notes. The excess constituted a beneficial conversion feature or right that totaled $3,000,000, and is chargeable to interest expense over the period from the respective dates of issuance through the date on which the 6% Notes first become convertible.

      On December 26, 2002, the Company approved requests from certain holders of 6% Notes for the conversion of $450,000 into shares of the Company's common stock. As a result of the conversion, the Company charged $450,000 to interest expense in 2002 based on the beneficial conversion feature of these 6% Notes. On April 18, 2001, the Company approved requests from certain holders of 6% Notes for the conversion of $850,000 into shares of the Company's common stock. As a result of the conversion, the Company charged $850,000 to interest expense in 2001 based on the beneficial conversion feature of these Notes.

      The conversion of the 6% Notes that remained outstanding at December 31, 2002 is contingent upon the Company's consent to such conversion and, therefore, the date on which the 6% Notes first become convertible cannot be determined until such consent is requested and granted. Accordingly, the Company will charge to interest expense a proportionate amount of the maximum of $1,700,000 attributable to the beneficial conversion rights related to the 6% Notes that remained outstanding at December 31, 2002 at such time as consent is requested and granted.

(B) These non interest bearing 6% advances represent monies provided to Inoteb by ANVAR, an agency of the French government that finances or subsidizes certain "credible" research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, Inoteb will not have to pay some or all of the advances. As of December 31, 2002 these advances amounted to $264,000. The Company did not receive any material subsidies in 2001.

(C) The 8% callable convertible promissory notes payable (the "8% Notes") were due on December 31, 2001 and were convertible at any time at the holder's option at the rate of $175 per share. Interest on the 8% Notes was payable annually, at the Company's option, either in cash or shares of the Company's common stock. The Company sold the 8% Notes to "accredited investors" during 1998 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933. The principal balance and interest accrued on the 8% Notes were repaid in March 2002.

      The aggregate maturities of long term debt at December 31, 2002 are as follows:

                     December 31,
                     ------------
                         2003                 $    84,200
                         2004                   1,775,200
                         2005                     105,200
                                              -----------

                                              $ 1,964,600
                                              ===========

      As of December 31, 2000, the Company had advances payable to the European Community, an economic development agency that also finances or subsidizes certain research and development projects. During 2001, the agency acknowledged that Inoteb had met the conditions set forth in the agreement under which the advances had been made and that Inoteb would not have to repay the outstanding balance of the advances. Accordingly, the Company's research and development expenses reflected in the accompanying 2001 consolidated statement of operations have been offset by a subsidy of $199,600.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

Note 9 - Equity transactions

      Effective April 16, 2001 and December 23, 2002, the Company authorized 1-for-50 and 1-for-15 reverse stock splits, respectively. The numbers of common shares and per share amounts in these consolidated financial statements have been retroactively adjusted to account for these reverse stock splits.

Note 10 - Stock option plan

      Options to purchase up to 20,000,000 shares of the Company's common stock may be granted under the Company's stock option plan (the "Plan"). The exercise price, manner of exercise and other terms of each option are to be determined by the Board of Directors of the Company.

      A summary of the Company's stock option activity is as follows:

        ----------------------------------------------------------------------
                                                     Common Stock
        ----------------------------------------------------------------------
                                                              Weighted average
                                               Shares          Exercise Price
        ----------------------------------------------------------------------
        Outstanding, January 1, 2001              936               $85.77
        ----------------------------------------------------------------------

        ----------------------------------------------------------------------
        Grants                                 33,334               $90.00
        ----------------------------------------------------------------------
        Exercised                                  --
        ----------------------------------------------------------------------
        Outstanding, December 31, 2001         34,270               $90.15
        ----------------------------------------------------------------------

        ----------------------------------------------------------------------
        Grants                                     --
        ----------------------------------------------------------------------
        Exercised                                  --
        ----------------------------------------------------------------------

        ----------------------------------------------------------------------
        Outstanding, December 31, 2002         34,270               $89.88
        ----------------------------------------------------------------------

      A summary of the Company's stock options outstanding at December 31, 2002 is as follows:

        ------------------------------------------------------------------------------------------------------
                                            Options Outstanding                     Options Exercisable
        ------------------------------------------------------------------------------------------------------
                                                  Weighted-
                                                   Average
                                                  Remaining
           Range of                Number        Contractual  Weighted-Average    Number      Weighted-Average
        Exercise Prices         Outstanding         Life       Exercise Price   Exercisable    Exercise Price
        ------------------------------------------------------------------------------------------------------
         $60.00                       668           6.50           $60.00             668            $60.00
        ------------------------------------------------------------------------------------------------------
         $90.00                    33,334           6.50           $90.00          33,334            $90.00
        ------------------------------------------------------------------------------------------------------
         $150.00                      268           8.34           $150.00            268           $150.00
        ------------------------------------------------------------------------------------------------------
                                   34,270           8.29           $89.88          34,270            $89.88
        ------------------------------------------------------------------------------------------------------

      In the opinion of management, if compensation cost for the stock options granted to employees had been determined based upon the fair value of the options at the grant date under provisions of SFAS 123 using the Black-Scholes option pricing model, the Company's pro forma net loss and pro forma basic net loss per share arising from such computations would not have differed materially from the corresponding historical amounts presented in the accompanying consolidated statement of operations.

Note 11 - Segment and geographic information

      The Company operates principally in one industry segment which includes the research and development, manufacture and sale of biomedical materials used in medical products. The Company conducts operations outside of the United States, principally in France. Information about the Company's assets in different geographic locations as of December 31, 2002 is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information":

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

Note 11 - Segment and geographic information - continued

                                               United
2002                                           States           France         Others           Consolidated
----                                         ----------        --------       --------          -------------
Total assets                                 $1,147,042        $200,000       $217,981          $   1,565,023
                                             ----------        --------       --------          -------------

                                             United
                                             States             France         Others           Consolidated
                                             ------             ------         ------           ------------
2001
----
Net sales                                                      $ 354,200                         $  354,200
                                                               ---------                         ----------
Operating expenses:
   Depreciation of property
      and equipment                                               20,200                             20,200
   Other operating expenses                  $  393,672          388,000      $  52,086             833,758
                                             ----------        ---------      ---------          ----------
          Totals                                393,672          408,200         52,086             853,958
                                             ----------        ---------      ---------          ----------
Operating loss                               $ (393,672)       $ (54,000)     $ (52,086)         $ (499,758)
                                             ==========        =========      =========          ==========
Total assets                                 $1,096,231        $ 433,000      $ 352,383          $1,881,614
                                             ==========        =========      =========          ==========

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 AND 2001

Note 12 - Preferred and common stock:

As of December 31, 2002 and 2001, the Company was authorized to issue up to 1,000,000 shares of preferred stock with a par value of $.001 per share. The preferred stock may be issued in one or more series with dividend rates, conversion rights, voting rights and other terms and preferences to be determined by the Company's Board of Directors. No shares of preferred stock had been issued by the Company as of December 31, 2002.

On October 31, 2001, the Company commenced an offering for a maximum of 20,000 shares of its common stock at $90.00 per share to "Accredited Investors" through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D. As of December 31, 2001, the Company had received subscriptions for the purchase of 11,889 shares of common stock for $1,070,000. The subscriptions receivable were reflected as a separate component of stockholders' equity in the accompanying consolidated balance sheet as of December 31, 2001. These amounts were paid during 2002.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On April 17, 2002 we dismissed J.H.Cohn LLP as our independent public accountants. The report of J.H.Cohn LLP on the consolidated financial statements for the fiscal years ended December 31, 2001 and December 30, 2000 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. Our Board of Directors participated in and approved the decision to change independent accountants. In connection with its audit for the fiscal years ended December 31 2001 and December 30, 2000, respectively, and during the subsequent interim period from January 1, 2002 through the date of dismissal, there were no disagreements with J.H.Cohn LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of J.H.Cohn LLP would have caused them to make reference thereto in their report on the consolidated financial statements for such years. We retained Rogoff & Company, P.C. as our new independent accountants as of April 15, 2002. We authorized Rogoff & Company, P.C. to respond to any and all inquiries of the successor accountant.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

The following persons are our executive officers and directors:

Name                      Age          Positions with our Company
----                      ---          --------------------------
Nasser Nassiri            39           President, Chief Executive Officer and
                                       Chairman of the Board
Yuhko Grossman            37           Secretary, Treasurer and Director
Jean Darondel             60           Director

----------

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

Jean Darondel. Dr. Dardonel is a director of the Company. Dr. Jean Darondel was co-founder of Inoteb and was its President General until March 18, 2003. He is an active member of different scientific pilotage committees programs. Dr. Darondel is known for his research in the field of veterinary medicine and business development in the medical/pharmaceutical fields. Dr. Darondel is focusing his efforts on expanding the commercialization of Biocoral products in Europe.

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

Dr. Genevieve Guillemin is a scientist and director of CNRS (French National Center of Scientific Research). Dr. Guillemin co-filed the original 1979 patent for Biocoral(R) and still participates in the development of Biocoral.

Dr. Yves Cirotteau is an orthopedic and traumatologic surgeon. He is a member of the SOFCOT (French Orthopaedic and Traumatologic Society), Hip and Knee Society and AAAS (American Association for Advancement of Science). Dr. Cirotteau is the principal inventor of Biocoral(R) applications in curative and preventive treatments of osteoporotic fractures and is involved in its development.

None of our executive officers or directors are employed pursuant to an agreement with us; however, we have engaged Mr. Nassiri as a consultant pursuant to a consulting agreement in September 1997. This agreement expired in 2000 and was renewed for two (2) years until August 30, 2002. The agreement was renewed in 2002 for three years and will expire on August 30, 2005.

Limitation on Liability of Directors

As permitted by Delaware law, the Company's certificate of incorporation includes a provision which provides that a director shall not be personally liable to us or our stockholders for monetary damages for a breach of fiduciary duty as a director, except (i) for any breach of the director's duty of loyalty to us or our stockholders, (ii) under Section 174 of the General Corporation Law of the State of Delaware, which prohibits the unlawful payment of dividends or the unlawful repurchase or redemption of stock, or (iii) for any transaction from which the director derives an improper personal benefit. This provision is intended to afford directors protection against, and to limit their potential liability for, monetary damages resulting from suits alleging a breach of duty of care by a director. As a consequence of this provision, our stockholders will be unable to recover monetary damages against directors for action taken by them which may constitute negligence or gross negligence in performance of their duties unless such conduct falls within one of the foregoing exceptions. The provision, however, does not alter the applicable standards governing a director's fiduciary duty and does not eliminate or limit our right, or the right of any stockholder, to obtain an injunction or any other type of non-monetary relief in the event of a breach of fiduciary duty. The Company believes this provision will assist in securing and retaining qualified persons to serve as directors.

Compliance With Section 16(a) Of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2002, no such reports were submitted to the Company for review and, based upon this, to the Company's knowledge, all Section 16(a) filing requirements applicable to its officers and directors have been complied with.

Item 10. Executive Compensation

Presently, none of our executive officers receive any salary. However, on September 1, 1997, the Company entered into a Consulting Agreement with Nasser Nassiri, its Chairman, pursuant to which Mr. Nassiri serves as Chairman of the Company. The Agreement, which was for a three year term, provided for base compensation of $150,000 per annum, reimbursement of certain expenses and for a payment of two years' compensation thereunder in the event of a change in control of the Company. The agreement was renewed, on the same terms, in 2000 for two years until August 30, 2002 and has been renewed during 2002 for an additional three years until 2005. Through December 31, 2002, to help company financial condition, Mr. Nassiri has deferred receipt of any cash compensation pursuant to his Consulting Agreement.

Stock Option Plan

On May 4, 1992, the Company adopted a stock option plan pursuant to which it was originally authorized to grant options to purchase up to 2,000,000 shares of common stock. On April 16, 2001, the Company became authorized to grant options to purchase up to 20,000,000 shares.

On November 15, 1999, the Company granted to each of Nasser Nassiri, its Chairman and a director, and Ramine Almassi and Jean Darondel, each then a director of the Company (although Mr. Almassi is no longer a director) options to purchase up to 134 shares of the Company's common stock at an exercise price of $150.00 per share. The consideration for the grant of such options was nominal. The option was exercisable at any time during the five year period following its grant. The option exercise price was in excess of the market price of the shares of the Company's common stock on the date of grant.

On December 30, 1999, the Company granted to each of Nasser Nassiri, its Chairman and a director, and Yuhko Grossmann, Secretary/Treasurer and a director of the Company options to purchase up to 334 shares of the Company's common stock at an exercise price of $60.00 per share. The consideration for the grant of such options was nominal. The option was exercisable at any time during the five year period following its grant. The option exercise price was in excess of the market price of the shares of the Company's common stock on the date of grant.

On May 1, 2001, the Company granted options to members of the Board of Directors to purchase 33,334 (13,334 to Mr. Nassiri and 10,000 each to Mr. Darondel and Ms. Grossman) shares of common stock at an exercise price of $90.00 per share which exceeded the fair market value per share as of that date. No other options were granted and no options were cancelled or exercised during the fiscal year ended December 31, 2002 and, accordingly, options to purchase 34,270 shares of common stock remained outstanding and options for the purchase of 19,965,730 shares were available for grant at December 31, 2002.

All of the above share numbers have been adjusted to reflect the 1-for-50 reverse stock split effectuated on April 16, 2001 and the 1-for-15 reverse stock split effectuated on December 24, 2002

Aggregate Option Exercises and Fiscal Year-End Option Values

No options issued by the Company were 'in-the-money' in fiscal 2002.

The following table lists the number of securities underlying unexercised options at December 31, 2002.

                                                                         NUMBER OF
                                                                         SECURITIES         VALUE OF
                                                                         UNDERLYING       UNEXERCISED
                                                                        UNEXERCISED       IN-THE-MONEY
                                                                          OPTIONS           OPTIONS
                                               SHARES                    AT FY-END         AT FY-END
                                              ACQUIRED      VALUE       EXERCISABLE/      EXERCISABLE/
                     NAME                    ON EXERCISE   REALIZED   UNEXERCISABLE(1)   UNEXERCISABLE
                     ----                    -----------   --------   ----------------   -------------
Nasser Nassiri.............................       --          --         13,802/ --             --
Jean Darondel..............................       --          --         10,134/ --             --
Yuhko Grossman.............................       --          --         10,334/ --             --

      (1) Per share information has been retroactively adjusted for the 1-for-50 reverse stock split effectuated on April 16, 2001 and the 1-for-15 reverse stock split approved on December 24, 2002

Director Compensation

Our directors do not receive compensation for their services as directors, but are reimbursed for all reasonable out-of-pocket expenses incurred in connection with each board meeting attended or other company services.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 15, 2003 by:

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 15, 2003 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

                                                         AMOUNT AND NATURE
                                                           OF BENEFICIAL
                                                           OWNERSHIP AS OF       PERCENT OF
NAME AND ADDRESS OF BENEFICIAL                                 APRIL 15,         SHARES IN
OUTSTANDING OWNER                      TITLE OF CLASS           2003              CLASS(5)
-----------------                      --------------    ------------------      ---------
Jean Darondel ..................        Common Stock            10,134(1)             *
  38 rue Anatole France,
  92594 Levallois Perret Cedex,
  France

Yuhko Grossman .................        Common Stock            10,334(2)             *
  38 rue Anatole France,
  92594 Levallois Perret Cedex,
  France

Nasser Nassiri .................        Common Stock            13,802(3)             *
  38 rue Anatole France,
  92594 Levallois Perret Cedex,
  France

All officers and directors
as a group                              Common Stock            34,270(4)             *

----------

*- Indicates less than 1%

      (1) Includes for Mr. Darondel options to purchase 10,134 shares of common stock, 134 of which are exercisable at $150 per share and $10,000 of which are exercisable at $90 per share.

      (2) Includes for Mr. Grossman, options to purchase 10,334 shares of common stock, 334 of which are exercisable at $60 per share and $10,000 of which are exercisable at $90 per share.

      (3) Includes for Mr. Nassiri, options to purchase 13,802 shares of common stock, 134 of which are exercisable at $150 per share, 334 of which are exercisable at $60 per share and $13,334 of which are exercisable at $90 per share.

      (4) The issuance of options to the officers and directors were not approved by the shareholders of the Company.

      (5)   Based upon 11,297,574 shares of common stock outstanding.

      Securities Authorized for Issuance Under Equity Compensation Plans

      Other than those listed on the table above, the Company does not have any equity securities outstanding or authorized for issuance pursuant to any equity compensation plans.

Item 12. Certain Relationships and Related Transactions

None.

Item 13. Exhibits and Reports on Form 8-K.

(a) Unless otherwise indicated, the following is a list of exhibits filed as a part of this annual report:

--------------------------------------------------------------------------------
Exhibit Number    Description of Document
--------------------------------------------------------------------------------
3.1               Certificate of Incorporation (1)
--------------------------------------------------------------------------------
3.2               By-laws (1)
--------------------------------------------------------------------------------
3.3               Amendment No. 1 to the Certificate of Incorporation (2)
--------------------------------------------------------------------------------
3.4               Amendment No. 2 to the Certificate of Incorporation (3)
--------------------------------------------------------------------------------
4.1               Form of Company's 3 year 8% Convertible Redeemable Debenture due December 31, 2001(4)
--------------------------------------------------------------------------------
21.1              Subsidiaries (5)
--------------------------------------------------------------------------------
99.1              Certification of Nasser Nassiri pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------

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

      (2) Incorporated by reference from Amendment No.1 to the Company's Form 10-SB filed with the Commission on April 18, 1994.

      (3) Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB filed December 27, 1996.

      (4) Incorporated by reference from the Company's Annual Report on Form 10-KSB filed April 16, 2001.

      (5) Incorporated by reference from the Company's Annual Report on Form 10-KSB filed April 17, 1998.

(b) During the fourth quarter of 2002, we filed no current reports on Form 8-K.

Item 14. Controls and Procedures.

(a) Disclosure controls and procedures. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Nasser Nassiri, the Company's Chief Executive Officer and the Principal Accounting Officer supervised and participated in this evaluation. Based on this evaluation, Nasser Nassiri concluded that, as of the date of his evaluation, to the best of his knowledge, the Company's disclosure controls and procedures were effective.

(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 23, 2003.

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

Signature                              Title                               Date
---------                              -----                               ----
/s/ Nasser Nassiri          President, Chief Executive Officer        April 23, 2003
------------------          and Chairman of the Board of
   Nasser Nassiri           Directors (Principal Executive
                            Officer and Principal Accounting
                            Officer)

/s/ Yuhko Grossman          Secretary, Treasurer and Director         April 23, 2003
------------------
  Yuhko Grossman

/s/ Jean Darondel           Director                                  April 23, 2003
-----------------
  Jean Darondel

                                 CERTIFICATIONS

I, Nasser Nassiri, certify that:

1. I have reviewed this annual report on Form 10-KSB of Biocoral, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: April 23, 2003               /s/ Nasser Nassiri
                                         ------------------
                                         Nasser Nassiri
                                         President, CEO, Chairman of the Board
                                         and Principal Accounting Officer