Form 10QSB
period 2003-03-31
BIOCORAL INC
filed 2003-05-15
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of May 13, 2003 was 11,297,573.

                                     PART I

Item 1. Financial Statements.

      Attached.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in the financial statement contained elsewhere in this quarterly report and in conjunction with our discussion and analysis in our annual report on Form 10-KSB.

Results of Operations for the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002.

Net sales, which are solely attributable to Inoteb, SA ("Inoteb"), the Company's wholly owned French subsidiary, totaled $98,000 for the three months ended March 31, 2003, an increase of $13,700 from $84,300 for the three months ended March 31, 2002 or approximately 16%.

During the period covered by this report, the Company did not have any sales in the U.S. All of the Company's sales occurred outside the United States. As a result, the Company's net sales actually decreased during the three month period ended March 31, 2003 (89,945 euros) compared to net sales during the three month period ended March 31, 2002 (96,638 euros). This decrease is partially attributable to a decrease of sales related to the orthopedic and neurosurgery markets in Greece in the first quarter of 2003.

Cost of sales totaled $42,800 for the three months ended March 31, 2003, an increase of $17,300 from $25,500 for the three months ended March 31, 2002 or approximately 68%. However, as discussed above due to exchange rate fluctuations, cost of sales in Euros for the three months ended March 31, 2003 (39,243 euros) increased by 34% from the corresponding quarter of 2002 (29,195 euros).

As discussed above in reference to net sales, all of the Company's sales are made outside the United States and as such the Company primarily accounts for earnings and costs in euros. In order to comply with GAAP the following discussion is in terms of U.S. dollars. As a result, the costs discussed below may actually differ as a result of fluctuating exchange rates.

Research and development expenses increased approximately $17,000 to approximately $48,000 during the three months ended March 31, 2003 as compared to approximately $31,000 during the three months ended March 31, 2002. This increase was the result of increase costs related to the investigation and coordination by the Company of the program to prepare the report required by AFSSPS related to the autologous fibrin glue.

Other expenses totaled approximately $17,000 for the three months ended March 31, 2003 as compared to approximately $42,000 in the three months ended March 31, 2002. This is primarily due to a decrease in interest expense of $22,650 from approximately $23,000.

As a result of the above, the Company's net loss for the three months ended March 31, 2003 totaled approximately $156,000 or $0.01 per share compared to a net loss of approximately $179,000 or $0.14 per share for the three months ended March 31, 2002. These losses per share were based on weighted average common shares outstanding of 11,297,573 for the three months ended March 31, 2003 and 1,296,789 for the three months ended March 31, 2002.

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, the Company had net losses of approximately $156,000 and $179,000 in 2003 and 2002, respectively. Management believes that it is likely that the Company will continue to incur net losses through at least the end of 2003. The Company also had a working capital deficiency and stockholders' deficiency of approximately $1,178,000 and $1,916,000 at March 31, 2003, respectively. Subject to satisfaction of due diligence, an accredited investor has committed to fund $500,000 to the Company to cover operating shortfalls for the balance of 2003.

Item 3. Controls and Procedures

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

None

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
CONSOLIDATED BALANCE SHEETS (UNAUDITED) MARCH 31, 2003 AND
DECEMBER 31, 2002                                                          F-2

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)             F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED
MARCH 31, 2003 AND 2002 (UNAUDITED)                                        F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                     F-5/6

                                      * * *

                         BIOCORAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                        March 31,      December 31,
                                                                          2003             2002
                                                                       (Unaudited)     (Unaudited)
                                                                      ------------     ------------
                      ASSETS

Current Assets:
   Cash                                                               $     34,537     $     42,770
   Investment in marketable securities                                     143,991          112,892
   Accounts receivable, net of allowance for doubtful accounts
     of $1,100                                                              81,900           74,200
   Inventory                                                                81,400           86,100
   Other current assets                                                     19,275               --
                                                                      ------------     ------------

     Total current assets                                                  361,103          315,962

Property and equipment, net                                                 29,900           29,900

Cash held in escrow                                                      1,011,049        1,011,049
Investment in limited partnership                                           98,545           98,545
Deferred patent costs, net                                                 104,780           99,767
Other assets                                                                10,801            9,800

                                                                      ------------     ------------
                                                                      $  1,616,178     $  1,565,023
                                                                      ============     ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities:
   Current portion of long-term debt                                  $     39,100     $     84,200
   Accounts payable                                                      1,055,975          896,973
   Accrued expenses                                                        444,176          411,275
                                                                      ------------     ------------

     Total current liabilities                                           1,539,251        1,392,448

Long-term debt, net of current portion                                   1,953,200        1,880,400
Other liabilities                                                           39,400           35,600
                                                                      ------------     ------------

                                                                         3,531,851        3,308,448
                                                                      ------------     ------------

Stockholders' Deficit
   Preferred stock, par value $.001 per share; 1,000,000  shares
     authorized; none issued                                                    --               --
   Common Stock; $.001 par value;  100,000,000 shares authorized;
     11,297,573 shares issued and outstanding                               11,298           11,298
   Additional paid-in capital                                           17,337,292       17,337,292
   Accumulated deficit                                                 (18,614,925)     (18,458,833)
   Accumulated other comprehensive loss                                   (649,338)        (633,182)
                                                                      ------------     ------------

     Total Stockholders' Deficit                                        (1,915,673)      (1,743,425)
                                                                      ------------     ------------
                                                                      $  1,616,178     $  1,565,023
                                                                      ============     ============

See accompanying notes to the consolidated financial statements

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)

                                                             2003              2002
                                                         ------------     ------------
Net sales                                                $     98,000           84,300

Cost of sales                                                  42,800           25,500
                                                         ------------     ------------

    Gross profit                                               55,200           58,800
                                                         ------------     ------------

Operating expenses
    Research and development                                   48,055           30,800
    Consulting and professional fees                           52,884           71,918
    Depreciation and amortization                               4,409            2,800
    Administrative expenses                                    88,895           89,878
                                                         ------------     ------------

      Total operating expenses                                194,243          195,396
                                                         ------------     ------------

    Loss from operations                                     (139,043)        (136,596)
                                                         ------------     ------------

Other income (expense)
    Interest. net                                             (32,824)         (55,474)
    Other                                                      15,775           13,427
                                                         ------------     ------------

      Total other income (expense)                            (17,049)         (42,047)
                                                         ------------     ------------

Net loss                                                 $   (156,092)    $   (178,643)
                                                         ============     ============

Basic loss per share                                     $      (0.01)    $      (0.14)
                                                         ============     ============

Basic weighted average shares outstanding                  11,297,573        1,296,789
                                                         ============     ============

See accompanying notes to the consolidated financial statements

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)

                                                                                        2003                   2002
                                                                                     -----------           -----------
Cash flows from operating activities:

    Net loss                                                                         $  (156,092)             (178,643)

    Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                                        4,409                22,800
      Foreign currency translation gain                                                  (50,355)                   --
    (Increase) decrease in assets and liabilities
      Accounts receivable                                                                 (7,700)              (31,000)
      Inventories                                                                          4,700                (5,500)
      Other current assets                                                               (19,275)              (37,136)
      Other assets                                                                        (1,001)                   --
      Accounts payable and accrued expenses                                              191,903              (165,954)
      Other liabilities                                                                    3,800                    --
                                                                                     -----------           -----------

Net cash used in operating activities                                                    (29,611)             (395,433)
                                                                                     -----------           -----------

Cash flow from investing activities:
    Purchase of patents                                                                   (6,322)               (1,600)
    Purchase of available-for-sale securities                                                 --               (15,550)
                                                                                     -----------           -----------

Net cash used in investing activities                                                     (6,322)              (17,150)
                                                                                     -----------           -----------

Cash flow from financing activities:
    Proceeds from long-tem obligations                                                    27,700                17,900
    Principal payments on long-term obligations                                               --              (800,000)
    Proceed from subscriptions for common stock                                               --             1,070,000
                                                                                     -----------           -----------

Net cash provided by financing activities                                                 27,700               287,900
                                                                                     -----------           -----------

Decrease in cash                                                                          (8,233)             (124,683)

Cash, beginning of period                                                                 42,770               175,170
                                                                                     -----------           -----------

Cash, end of period                                                                  $    34,537           $    50,487
                                                                                     ===========           ===========

Supplemental disclosures of noncash investing and financing activities:

    Unrealized gain on marketable securities                                         $    31,099           $        --
                                                                                     ===========           ===========

See accompanying notes to the consolidated financial statements

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

Note 1 - Nature of Business

      BioCoral, Inc. ("BioCoral") was incorporated under the laws of the State of Delaware on May 4, 1992. BioCoral is a holding company that conducts its operations primarily through a wholly-owned French subsidiary, Inoteb SA ("Inoteb"). BioCoral, Inoteb and BioCoral's other subsidiaries are referred to collectively herein as the "Company."

      The Company's operations consist primarily of researching, developing, manufacturing and marketing patented high technology biomaterials, bone substitute materials made from natural coral in various clinical applications. Current uses include the following orthopedic surgery uses include spinal surgery, tibial (shinbone) osteotomies, hip fractures, trephine (skull) hole replacement, fracture repair and filling of bone cavities particularly in bone fractures due to osteoporosis; maxillocraniofacial surgery and plastic surgery uses include reconstructive and cosmetic surgery; oral surgery uses include filling of bone defects due to loss of teeth or periodontal disease. The Company is preparing new clinical human trials for autologous fibrin glue in different indications, which is expected to be started during 2004. The management believes that the results of these clinical trials will allow them to extend the market of innovative Company products for use in other indications. The Company has obtained regulatory approvals to market its products throughout Europe and in Canada and certain other countries

      The Company, through its subsidiaries, has developed an additional ten titles of patents for various applications and uses of its products, such as osteoporosis remediation, autologous glue, and combination with growth factor, among others. Through these ten titles patent applications in various countries in Europe, Canada, the United States, Japan, Australia, and Switzerland, the Company owns more than 165 patent applications around the world and approximately 105 of which have thus far been granted by various countries by their official government patent office, including most European Community countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark office.

Note 2 - Liquidity

      The company has incurred net losses of $156,092 and $178,643 for the three months ended March 31, 2003 and 2002, respectively. Management believes that it is likely that the Company will continue to incur losses through at least the balance of 2003. The company also has a working capital deficiency and stockholders deficiency of approximately $1,178,000 and $1,916,000, respectively, at March 31, 2003. Subject to satisfaction of due diligence, an accredited investor has committed to fund $500,000 to the company to cover operating shortfalls for the balance of 2003.

Note 3 - Basis of Presentation and Consolidation

      The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The results of operations for the three-months ended March 31, 2003 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2003.

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Note 4 - Summary of Significant Accounting Policies

      Stock based compensation

      During the first quarter of 2003, the Company adopted, effective January 1, 2003, the provision of Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" an amendment of SFAS No. 123. For the three months ended March 31, 2003 the Company did not grant any awards.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

Note 4 - Summary of Significant Accounting Policies - continued

      Stock based compensation

                                                                                  Three Months Ended
                                                                                    March 31, 2003
                                                                                  ------------------
         Net loss (as reported)                                                     $   (156,092)

         Deduct:  Total stock based compensation expense determined under the fair value based method for all awards
                  granted, modified or settled during the period, net
                  of related taxes                                                            --
                                                                                    ------------
         Pro forma net loss                                                         $   (156,092)
                                                                                    ============
         Basic, as reported                                                         $      (0.01)
                                                                                    ============
         Basic, pro forma                                                           $      (0.01)
                                                                                    ============

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

      Recent accounting pronouncements

      Management does not believe that any recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 15, 2003


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


Date: May 15, 2003                              /s/ Nasser Nassiri
                                                --------------------------------
                                                Nasser Nassiri
                                                Chief Executive Officer and
                                                the Principal Accounting Officer

                                INDEX TO EXHIBITS


Exhibit
Number      Description of Document
-------     -----------------------

99.1 Certification of Nasser Nassiri pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.