Form 10QSB
period 2003-06-30
BIOCORAL INC
filed 2003-08-21
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

    |X| QUARTERLY REPORT PURSUANT TO TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2003

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

The number of shares of common stock outstanding as of August 19, 2003 was 11,297,572.

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

Results of Operations for the Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002.

Net sales, which are solely attributable to Inoteb, SA ("Inoteb"), our wholly-owned French subsidiary, totaled approximately $195,000 for the six months ended June 30, 2003, an increase of approximately $4,000 (or approximately 2.0%) from approximately $191,000 for the six months ended June 30, 2002.

During the period covered by this report, the Company did not have any sales in the U.S. All of the Company's sales occurred outside the United States. As a result, the decrease in our net sales during the three month period ended June 30, 2003 was actually greater (approximately 212,000 euros) compared to net sales during the six month period ended June 30, 2002 (approximately 275,000 euros). This decrease is partially attributable to a decrease of sales related to the orthopedic and neurosurgery markets in Greece in the first and second quarters of 2003.

Cost of sales totaled approximately $84,000 for the six months ended June 30, 2003, an increase of approximately $43,000 (or approximately 105%) compared to approximately $41,000 for the six months ended June 30, 2002. However, the increase in cost of sales in euros for the six months ended June 30, 2003 (approximately 75,000 euros) was approximately 98% (or 37,000 euros) in comparison to the six months ended June 30, 2002 (approximately 38,000 euros).

As discussed above in reference to net sales and cost of sales, all of our sales are made outside the United States and as such we primarily account for earnings and costs in euros. In order to comply with GAAP the following discussion is in terms of U.S. dollars. As a result, the costs discussed below may actually differ as a result of fluctuating exchange rates.

Research and development expenses increased approximately $8,000 to approximately $99,000 during the six months ended June 30, 2003 as compared to approximately $91,000 during the six months ended June 30, 2002. This increase was the result of increase costs related to our investigation and coordination of the program to prepare the report required by AFSSPS related to the autologous fibrin glue.

Interest expense totaled approximately $53,000 for the six months ended June 30, 2003 as compared to approximately $97,000 in the six months ended June 30, 2002. This decrease was due to conversions of debt to equity.

As a result of the above, our net loss for the six months ended June 30, 2003 totaled approximately $111,000 or $0.01 per share compared to a net loss of approximately $387,000 or $0.30 per share for the six months ended June 30, 2002. These losses per share were based on weighted average common shares outstanding of 11,297,572 for the six months ended June 30, 2003 and 1,297,186 for the six months ended June 30, 2002.

Results of Operations for the Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002.

Net sales, which are solely attributable to Inoteb, SA ("Inoteb"), our wholly owned French subsidiary, totaled approximately $97,000 for the three months ended June 30, 2003, a decrease of approximately $10,000 (or approximately 9%) from approximately $107,000 for the three months ended June 30, 2002.

During the period covered by this report, we did not have any sales in the U.S. All of our sales occurred outside the United States. As a result, the decrease in our net sales during the three month period ended June 30, 2003 was actually greater (approximately 85,000 euros) compared to net sales during the three month period ended June 30, 2002 (approximately 114,000 euros). This decrease is related to the fact that current period sales are always below the annual mean; major distributors place fewer order than usual. This result is also related to the stock level of our distributors as well as a decrease in sales related to orthopedic and neurosercical markets particularly in Greece during the first quarter of 2003.

Cost of sales totaled $41,000 for the three months ended June 30, 2003, an increase of $28,500 (or approximately 228%), from $12,500 for the three months ended June 30, 2002. This decrease was partially due to a change in the method of calculation of cost of sales under GAAP which was revised in 2003. However, as discussed above, due to exchange rate fluctuations, cost of sales in Euros for the three months ended June 30, 2003 (approximately 36,000 euros) increased by approximately 177% from the corresponding quarter of 2002 (approximately 13,000 euros).

As discussed above in reference to net sales, all of the Company's sales are made outside the United States and as such the Company primarily accounts for earnings and costs in euros. In order to comply with GAAP the following discussion is in terms of U.S. dollars. As a result, the costs discussed below may actually differ as a result of fluctuating exchange rates.

Research and development expenses decreased by approximately $9,000 to approximately $51,000 during the three months ended June 30, 2003 as compared to approximately $60,000 during the three months ended June 30, 2002.

Interest expenses totaled approximately $21,000 for the three months ended June 30, 2003 as compared to approximately $41,000 in the three months ended June 30, 2002. This decrease was due to conversions of debt to equity.

As a result of the above, we had net income for the three months ended June 30, 2003 of approximately $45,000 (or less than $0.01 per share) compared to a net loss of approximately $208,000 (or $0.16 per share) for the three months ended June 30, 2002. These per share calculations were based on weighted average common shares outstanding of 11,297,572 for the three months ended June 30, 2003 and 1,297,537 for the three months ended June 30, 2002.

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, we had net losses of approximately $111,000 and $387,000 for the six months ended 2003 and 2002, respectively. Management believes that it is likely that we will continue to incur net losses through at least the end of 2003. We had a working capital deficiency and stockholders' deficiency of approximately $1,036,000 and $1,850,000 at June 30, 2003, respectively.

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

31 Certification required under section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Nasser Nassiri pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 20, 2003

                                        BIOCORAL, INC.


                                          /s/ Nasser Nassiri
                                          --------------------------------
                                          Nasser Nassiri, Chairman, CEO
                                          and Principal Accounting Officer

                                INDEX TO EXHIBITS

Exhibit
Number      Description of Document
-------     -----------------------

31 Certification required under section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Nasser Nassiri pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                         BIOCORAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                                       June 30,      December 31,
                                                                        2003             2002
                                                                     (Unaudited)
                                                                     ------------    ------------
 Current Assets:
    Cash                                                             $     61,156    $     42,770
    Marketable securities - available for sale                            179,254         112,892
    Accounts receivable, net of allowance for doubtful accounts
      of $1,200 in 2003 and $1,000 in 2002                                 72,400          74,200
    Inventories                                                            85,100          86,100
    Other current assets                                                   21,475              --
                                                                     ------------    ------------

      Total current assets                                                419,385         315,962

 Property and equipment, net                                               28,200          29,900
 Cash held in escrow                                                       11,049       1,011,049
 Investment in partnership                                                 98,545          98,545
 Patent costs, net                                                         97,329          99,767
 Other assets                                                              11,300           9,800
                                                                     ------------    ------------

                                                                     $    665,808    $  1,565,023
                                                                     ============    ============

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current  liabilities:
    Current portion of long-term debt                                $     41,000    $     84,200
    Accounts payable                                                    1,129,897         896,973
    Accrued expenses                                                      284,967         411,275
                                                                     ------------    ------------

      Total current liabilities                                         1,455,864       1,392,448

 Long-term debt, net of current portion                                 1,018,527       1,880,400
 Other liabilities                                                         41,300          35,600
                                                                     ------------    ------------

                                                                        2,515,691       3,308,448
                                                                     ------------    ------------

 Stockholders' Deficit
    Preferred stock; par value $.001; 1,000,000  shares
      authorized; none issued                                                  --              --
    Common Stock, $.001 par value;  100,000,000 shares authorized;
      11,297,572 shares issued and outstanding                             11,298          11,298
    Additional paid-in capital                                         17,337,292      17,337,292
    Accumulated deficit                                               (18,570,114)    (18,458,833)
    Accumulated other comprehensive loss                                 (628,359)       (633,182)
                                                                     ------------    ------------

      Total stockholders' deficit                                      (1,849,883)     (1,743,425)
                                                                     ------------    ------------

                                                                     $    665,808    $  1,565,023
                                                                     ============    ============

See accompanying notes to the consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Six Months         Six Months        Three Months       Three Months
                                                        Ended June 30,     Ended June 30,     Ended June 30,     Ended June 30,
                                                              2003               2002               2003               2002
                                                        ---------------    ---------------    ---------------    ---------------
 Net sales                                              $       195,200    $       191,400    $        97,200    $       107,100

 Cost of sales                                                   83,800             38,000             41,000             12,500
                                                        ---------------    ---------------    ---------------    ---------------

    Gross profit                                                111,400            153,400             56,200             94,600
                                                        ---------------    ---------------    ---------------    ---------------

 Operating expenses:
    Research and development                                     98,747             90,804             50,692             60,004
    Consulting and professional fees                            109,241            149,735             56,357             77,817
    Depreciation and amortization                                 8,737              6,400              4,328              3,600
    Administrative expenses                                     178,556            220,259             89,661            130,381
                                                        ---------------    ---------------    ---------------    ---------------

      Total operating expenses                                  395,281            467,198            201,038            271,802
                                                        ---------------    ---------------    ---------------    ---------------

    Loss from operations                                       (283,881)          (313,798)          (144,838)          (177,202)
                                                        ---------------    ---------------    ---------------    ---------------

 Other income (expense):
    Interest, net                                               (53,378)           (97,219)           (20,554)           (41,745)
    Forgiveness of debt                                         179,836                 --            179,836                 --
    Other                                                        46,143             24,141             30,368             10,714
                                                        ---------------    ---------------    ---------------    ---------------

      Total other income (expense)                              172,601            (73,078)           189,650            (31,031)
                                                        ---------------    ---------------    ---------------    ---------------

 Net income (loss)                                             (111,280)          (386,876)            44,812           (208,233)

 Other comprehensive income (loss):
      Foreign translation loss                                  (66,138)           (35,000)           (15,783)           (35,000)
      Unrealized gain (loss) on marketable securities            68,362           (204,549)            37,263           (152,564)
                                                        ---------------    ---------------    ---------------    ---------------

      Comprehensive income (loss)                       $      (109,056)   $      (626,425)   $        66,292    $      (395,797)
                                                        ===============    ===============    ===============    ===============

 Basic net income (loss) per share                      $         (0.01)   $         (0.30)   $       *          $         (0.16)
                                                        ===============    ===============    ===============    ===============

 Basic weighted average shares outstanding                   11,297,572          1,297,186         11,297,572          1,297,573
                                                        ===============    ===============    ===============    ===============

*     Amount is less than $.01

See accompanying notes to the consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                               2003           2002
                                                           -----------    -----------
Cash flows from operating activities:

   Net loss                                                $  (111,280)   $  (386,876)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                               8,737         46,400
     Forgiveness of debt                                      (179,836)            --
     Provision for doubtful accounts                               200             --
   Changes in operating assets and liabilities:
     Accounts receivable                                         1,600        (49,700)
     Inventories                                                 1,000        (25,200)
     Other current assets                                      (21,475)        20,643
     Other assets                                               (1,500)        (1,200)
     Accounts payable and accrued expenses                     286,451       (111,746)
     Other liabilities                                           5,700             --
                                                           -----------    -----------

Net cash used in operating activities                          (10,403)      (507,679)
                                                           -----------    -----------

Cash flow from investing activities:
   Purchase of property and equipment                               --         (5,500)
   Release of escrow cash                                    1,000,000             --
   Purchase of marketable securities                                --        (15,550)
                                                           -----------    -----------

Net cash provided by (used in) investing activities          1,000,000        (21,050)
                                                           -----------    -----------

Cash flow from financing activities:
   Proceeds from long-tem obligations                           94,927         52,800
   Principal payments on long-term debt                     (1,000,000)      (800,000)
   Proceeds from subscriptions for common stock                     --      1,140,000
                                                           -----------    -----------

Net cash (used in) provided by financing activities           (905,073)       392,800
                                                           -----------    -----------

Effect of exchange rate changes on cash                        (66,138)       (35,000)
                                                           -----------    -----------

Increase (decrease) in cash                                     18,386       (170,929)

Cash, beginning of period                                       42,770        175,170
                                                           -----------    -----------

Cash, end of period                                        $    61,156    $     4,241
                                                           ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                $        --    $     2,250
                                                           ===========    ===========

See accompanying notes to the consolidated financial statements.

                        BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (Unaudited)

Note 1 - Nature of Business

      BioCoral, Inc. ("BioCoral") was incorporated under the laws of the State of Delaware on May 4, 1992. BioCoral is a holding company that conducts its operations primarily through a wholly-owned French subsidiary, Inoteb SA ("Inoteb"). BioCoral, Inoteb and BioCoral's other subsidiaries are referred to collectively herein as the "Company."

      Inoteb's operations consist primarily of researching, developing, manufacturing and marketing patented high technology biomaterials, bone substitute materials made from coral and other orthopedic, oral and maxillo-facial products, including products marketed under the trade name of BioCoral. The Company has obtained regulatory approvals to market its products throughout Europe and in Canada and certain other countries. The Company owns various patents for its products, which have been registered and issued in the United States, Canada, Japan, Australia and various countries throughout Europe. However, the Company has not applied for the regulatory approvals needed to market its products in the United States. Obtaining such approvals in the United States could take a period of time and involve substantial expenditures.

Note 2 - Liquidity

      The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred an accumulated deficit of approximately $1,850,000, has negative working capital of approximately $1,036,000 at June 30, 2003 and has incurred a net loss of approximately $111,000 for the six months ended June 30, 2003. Management believes it is likely that the company will continue to incur net losses for the balance of 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. In order to continue as a going concern, the Company will need, additional capital resources. Subject to the satisfaction of due diligence, an accredited investor has committed to fund $500,000 to the company to cover operating shortfalls. As of August 15, 2003, the Company has received approximately $160,000.

Note 3 - Basis of Presentation and Consolidation

      The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the six-months ended June 30, 2003 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003.

      The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

                        BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (Unaudited)

Note 4 - Summary of Significant Accounting Policies

      Stock based compensation

      During the first quarter of 2003, the Company adopted, effective January 1, 2003, the provision of Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" an amendment of SFAS No. 123. For the six months ended June 30, 2003 the Company did not grant any awards.

      Stock based compensation

                                                                                Six Months Ended
                                                                                  June 30, 2003
                                                                                  -------------
       Net loss (as reported)                                                     $  (111,280)

       Deduct:  Total stock based compensation expense determined under the fair value based method for all awards
                granted, modified or settled during the period, net
                of related taxes                                                            --
                                                                                  ------------
       Pro forma net loss                                                         $   (111,280)
                                                                                  ============
       Basic, as reported                                                         $      (0.01)
                                                                                  ============
       Basic, pro forma                                                           $      (0.01)
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

      Recent accounting pronouncements

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company is in the process of assessing the effect of SFAS 149 and does not expect the adoption of the statement, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial position or results of operations.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 has not had a material effect on the Company's financial position or results of operations.

                        BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (Unaudited)

Note 4 - Summary of Significant Accounting Policies - continued

      Recent accounting pronouncements

      In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 has not had a material effect on its financial position or results of operations.

      Management does not believe that any recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 5 - Long-term debt

      On June 26, 2003 the Company entered into an agreement with a creditor whereby $1,000,000 in escrow deposits was applied against a 6% note payable with an original balance of $3,000,000 due December 31, 2004. Prior to the redemption, the remaining principle balance was $1,700,000. In addition, the creditor in accordance with this agreement forgave approximately $180,000 of accrued interest. The respective balances for principle and accrued interest at June 30, 2003 are $700,000 and $259,804.

      The aggregate maturities of long-term debt at June 30, 2003 are as follows:

                       2004                    $   41,000
                       2005                     1,018,527
                                               ----------

                                               $1,059,527
                                               ==========