Form 10QSB
period 2003-09-30
BIOCORAL INC
filed 2003-11-20
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2003

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

          38 rue Anatole France, Levallois-Perret, Cedex, 92594 FRANCE
                    (Address of principal executive offices)

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

The number of shares of common stock outstanding as of November 17, 2003 was 11,297,574.

                                     PART I

Item 1. Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                     September 30,    December 31,
                                                                         2003             2002
                                                                     -------------    ------------
                                                                      (Unaudited)
Current Assets:
   Cash                                                              $    123,856     $     42,770
   Marketable securities - available for sale                             183,875          112,892
   Accounts receivable, net of allowance for doubtful accounts
      of $1,200 and $1,000, respectively                                   86,500           74,200
   Inventories                                                             85,700           86,100
   Other current assets                                                    19,675               --
                                                                     ------------     ------------

      Total current assets                                                499,606          315,962

Property and equipment, net                                                25,300           29,900
Cash held in escrow                                                        11,049        1,011,049
Investment in partnership                                                  98,545           98,545
Patent application costs, net                                             113,287           99,767
Other assets                                                               11,500            9,800
                                                                     ------------     ------------
                                                                     $    759,287     $  1,565,023
                                                                     ============     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Current portion of long term debt                                 $     41,800     $     84,200
   Accounts payable                                                     1,033,914          746,973
   Accrued expenses                                                       297,588          411,275
                                                                     ------------     ------------

      Total current liabilities                                         1,373,302        1,242,448

Long term debt, net of current portion                                  1,029,027        1,880,400
Other liabilities                                                         304,600          185,600
                                                                     ------------     ------------

                                                                        2,706,929        3,308,448
                                                                     ------------     ------------

Commitments and contingencies

Stockholders' Deficit:
   Preferred stock; $.001 par value, 1,000,000 shares authorized,
      none issued                                                              --               --
   Common stock; $.001 par value, 100,000,000 shares authorized,
      11,297,574 shares issued and outstanding                             11,298           11,298
   Additional paid in capital                                          17,337,292       17,337,292
   Accumulated other comprehensive loss                                  (581,747)        (633,182)
   Accumulated deficit                                                (18,714,485)     (18,458,833)
                                                                     ------------     ------------

      Total stockholders' deficit                                      (1,947,642)      (1,743,425)
                                                                     ------------     ------------

                                                                     $    759,287     $  1,565,023
                                                                     ============     ============

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Nine Months Ended               Three Months Ended
                                                             September 30,                    September 30,
                                                      ----------------------------    ----------------------------
                                                          2003            2002            2003            2002
                                                      ------------    ------------    ------------    ------------

Net sales                                             $    264,800    $    277,600    $     69,600    $     86,200
Cost of sales                                              111,900          71,500          28,100          33,500
                                                      ------------    ------------    ------------    ------------

      Gross profit                                         152,900         206,100          41,500          52,700
                                                      ------------    ------------    ------------    ------------

Operating expenses:
   Research and development                                143,584         103,713          44,837          12,909
   Consulting and professional fees                        164,077         162,820          54,836          13,085
   Depreciation and amortization                             9,400           9,667             663           3,267
   Administrative expenses                                 245,123         297,475          66,567          77,216
                                                      ------------    ------------    ------------    ------------

      Total operating expense                              562,184         573,675         166,903         106,477
                                                      ------------    ------------    ------------    ------------

Loss from operations                                      (409,284)       (367,575)       (125,403)        (53,777)
                                                      ------------    ------------    ------------    ------------

Other income (expense):
   Interest, net                                           (66,147)       (159,617)        (12,769)        (62,398)
   Forgiveness of debt                                     179,836              --              --              --
   Other                                                    39,943          26,389          (6,200)          2,248
                                                      ------------    ------------    ------------    ------------

      Total other income (expense)                         153,632        (133,228)        (18,969)        (60,150)
                                                      ------------    ------------    ------------    ------------

Net loss                                                  (255,652)       (500,803)       (144,372)       (113,927)

   Other comprehensive income (loss), net of taxes:
        Foreign translation gain (loss)                    (19,548)        (91,126)         46,590         (56,126)
        Unrealized gain (loss) on securities                70,984        (204,549)         33,720              --
                                                      ------------    ------------    ------------    ------------

Comprehensive income (loss)                           $   (204,216)   $   (796,478)   $    (64,062)   $   (170,053)
                                                      ============    ============    ============    ============

Basic loss per common share                           $      (0.02)   $      (0.39)   $      (0.01)   $      (0.09)
                                                      ============    ============    ============    ============

Basic weighted average common shares
   outstanding                                          11,297,574       1,297,184      11,297,574       1,297,573
                                                      ============    ============    ============    ============

*     Amount is less than $.01

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                2003           2002
                                                            -----------    -----------
Cash flows from operating activities:
Net loss                                                    $  (255,652)   $  (500,803)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                               9,400        123,570
      Forgiveness of debt                                      (179,836)            --
      Provision for doubtful accounts                               200         19,000
   Change in operating assets and liabilities:
      Accounts receivable                                       (12,500)       (40,200)
      Inventories                                                   400        (13,500)
      Other current assets                                      (19,675)        23,643
      Other assets                                               (1,700)       (79,155)
      Accounts payable and accrued expenses                     353,090        (22,965)
      Other liabilities                                         119,000         73,100
                                                            -----------    -----------
        Net cash provided by (used in) operating activities      12,727       (417,310)
                                                            -----------    -----------

Cash flows from investing activities:
   Purchases of property and equipment                               --        (59,170)
   Increase in patent application costs                         (18,320)            --
   Release of escrow cash                                     1,000,000             --
                                                            -----------    -----------

        Net cash provided by (used in) in
          investing activities                                  981,680        (74,720)
                                                            -----------    -----------

Cash flows from financing activities:
   Proceeds from sales of common stock                               --      1,140,000
   Proceeds from long term debt                                 106,227        118,778
   Payments on long-term debt                                (1,000,000)      (800,000)
                                                            -----------    -----------

        Net cash provided by financing activities              (893,773)       458,778
                                                            -----------    -----------

Effect of exchange rate changes on cash                         (19,548)       (91,126)
                                                            -----------    -----------

Increase (decrease) in cash                                      81,086       (124,378)

Cash, beginning of period                                        42,770        175,170
                                                            -----------    -----------

Cash, end of period                                         $   123,856    $    50,792
                                                            ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                 $        --    $     2,250
                                                            ===========    ===========
Non-cash financing activities:
   Consulting fees                                          $   262,500    $        --
                                                            ===========    ===========

See Notes to Consolidated Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

Note 1 - Nature of Business

      BioCoral, Inc. ("BioCoral") was incorporated under the laws of the State of Delaware on May 4, 1992. BioCoral is a holding company that conducts its operations through its wholly owned French subsidiary, Inoteb SA ("Inoteb"). BioCoral, Inoteb and BioCoral's other subsidiaries are referred to collectively herein as the "Company."

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

Note 2 - Liquidity

      The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company had net losses of approximately $256,000 and $501,000 for the nine months ended September 30, 2003 and 2002, respectively. Management believes it is likely that the company will continue to incur net losses for the balance of 2003. The Company has an accumulated deficit of approximately $18,715,000 and has negative working capital of approximately $874,000 at September 30, 2003. Subject to satisfaction of due diligence, an accredited investor has committed to fund $500,000 to the Company to cover operating shortfalls. In addition, another party advanced $360,000 to the Company as of November 19, 2003.

Note 3 - Basis of Presentation and Consolidation

      The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the nine-months ended September 30, 2003 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003.

      The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

Note 4 - Summary of Significant Accounting Policies

      Stock based compensation

      Effective January 1, 2003, the Company adopted the fair value of accounting for stock based compensation following the provisions of Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" an amendment of SFAS No. 123.

                                                                           Nine-Months Ended
                                                                           September 30,2003
                                                                           -----------------
      Net loss (as reported)                                                 $  (255,652)

      Deduct: Additional stock based compensation expense determined under the fair value based method for all awards granted,
             modified or settled during the period, net of related taxes              --
                                                                             -----------

      Pro forma net loss                                                     $  (255,652)
                                                                             ===========

      Basic, as reported                                                     $     (0.02)
                                                                             ===========

      Basic, pro forma                                                       $     (0.02)
                                                                             ===========

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

      Recent accounting pronouncements

      In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have variable interest entities and does not expect the adoption of FIN 46 to have a material effect on its financial position or results of operations.

      Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently, adopted would have a material effect on the accompanying consolidated financial statements.

      Reclassifications

      Certain items for 2002 have been reclassified to comply with 2003 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in the financial statement contained elsewhere in this quarterly report and in conjunction with our discussion and analysis in our annual report on Form 10-KSB.

Results of Operation for the Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002.

Net sales, which are solely attributable to Inoteb, SA ("Inoteb"), our wholly-owned French subsidiary, totaled approximately $265,000 for the nine months ended September 30, 2003, a decrease of approximately $13,000 (or approximately 4.7%) from approximately $278,000 for the nine months ended September 30, 2002.

During the period covered by this report, all of our sales occurred outside the United States and in Euros. As a result, the decrease in our net sales was actually greater during the nine-month period ended September 30, 2003 (approximately 236,957 euros) compared to net sales during the nine-month period ended September 30, 2002 (approximately 281,505 euros). This decrease is partially attributable to a decrease in sales related to the orthopedic and neurosurgery markets in Greece in the first and second quarters of 2003. This decrease also resulted from stock (storage) levels accumulated at our distributors and to a greater reduction in activity during the three months ended September 30, 2003 versus the same period in 2002. For example, while the summer is generally a slower time, our manufacturing and sales departments were closed for four weeks in August 2003 compared with two weeks in August 2002. In addition, we normally conduct promotional campaigns in September as the slower summer season draws to a close. However, this year our sales promotions had to be postponed until November because of certain logistical issues.

Cost of sales totaled approximately $112,000 for the nine months ended September 30, 2003, an increase of approximately $40,000 (or approximately 56%) compared to approximately $72,000 for the nine months ended September 30, 2002. However, the cost of sales in euros for the nine months ended September 30, 2003 was approximately 100,000 euros an increase of 31,000 euros (or 44%) in comparison to the nine months ended September 30, 2002 (approximately 69,000 euros).

As discussed above in reference to net sales and cost of sales, all of our sales are made outside the United States and as such we primarily account for earnings and costs in euros. In order to comply with GAAP the following discussion is in terms of U.S. dollars. As a result, the costs discussed below may actually differ as a result of fluctuating exchange rates.

Research and development expenses increased approximately $40,000 to approximately $144,000 during the nine months ended September 30, 2003 as compared to approximately $104,000 during the nine months ended September 30, 2002. This increase was primarily due to increased costs in our wholly-owned subsidiary, Bio Holdings International LTD, two patent applications and related costs. Part of this increase resulted from increased costs related to our investigation and coordination of the program to prepare the report required by AFSSPS related to the autologous fibrin glue which was suspended in mid-2002 in order to resolve a technical problem. We have not resumed clinical trials as this investigation is ongoing. We cannot give any specific date for resumption of clinical trials. We cannot assure that we will be able to successfully complete our clinical trials. Failure to successfully complete these trials could prevent us from obtaining authorization to market this product and could negatively affect our financial condition.

Interest expense totaled approximately $66,000 for the nine months ended September 30, 2003 as compared to approximately $160,000 in the nine months ended September 30, 2002. This decrease was due to conversions of debt to equity in 2002 and the paydown of principle in 2003.

Total operating expenses decreased by $11,491 to $562,184 during the nine months ended September 30, 2003 from $573,675 for the nine months ended September 30, 2002. This decrease was due to a reduction in salary expense.

As a result of the above, our net loss for the nine months ended September 30, 2003 was approximately $256,000 or $0.02 per share compared to a net loss of approximately $501,000 or $0.39 per share for the nine months ended September 30, 2002. These losses per share were based on weighted average common shares outstanding of 11,297,574 for the nine months ended September 30, 2003 and 1,297,184 for the nine months ended September 30, 2002.

Results of Operations for the Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002.

During the three months ended September 30, 2003, net sales, which are solely attributable to Inoteb, SA ("Inoteb"), our wholly-owned French subsidiary, totaled approximately $70,000, a decrease of approximately $16,000 (or approximately 19%) from approximately $86,000 for the three months ended September 30, 2002.

As discussed above, when denominated in euros, the decrease in our net sales during the three-month period ended September 30, 2003 was actually greater (approximately 84,993 euros) compared to net sales during the three-month period ended September 30, 2002 (approximately 87,369 euros). This decrease is the result of the same factors described above for the nine-month periods ended September 30, 2003 and 2002.

Cost of sales totaled approximately $28,000 for the three months ended September 30, 2003, a decrease of approximately $6,000 (or approximately 18%), from $34,000 for the three months ended September 30, 2002. This increase was partially due to the change in the method of calculation of cost of sales under GAAP which was revised in 2003. For the three months ended September 30, 2003, cost of sales in euros also decreased by approximately 18% to approximately 25,145 euros from approximately 30,816 euros in the corresponding quarter of 2002.

As discussed above in reference to net sales, all of our sales are made outside the United States and as such we primarily account for earnings and costs in euros. In order to comply with GAAP the following discussion is in terms of U.S. dollars. As a result, the costs discussed below may actually differ as a result of fluctuating exchange rates.

Research and development expenses increased by approximately $32,000 to approximately $45,000 during the three months ended September 30, 2003 as compared to approximately $13,000 during the three months ended September 30, 2002. This increase resulted from the increase in costs related to the new patent title as discussed above for the nine months ended September 30, 2002 and 2003.

Interest expenses totaled approximately $13,000 for the three months ended September 30, 2003 as compared to approximately $62,000 in the three months ended September 30, 2002. This decrease was due to conversions of debt to equity in 2002 and the paydown of principle in 2003.

For the three months ended September 30, 2003, total operating expenses decreased by $60,426 to $166,903 compared with $106,477 for the three months ended September 30, 2002. This decrease was due to a reduction in salary expense.

As a result of the above, we had net loss for the three months ended September 30, 2003 of approximately $144,000 (or less than $0.01 per share) compared to a net loss of approximately $114,000 (or $0.09 per share) for the three months ended September 30, 2002. These per share calculations were based on weighted average common shares outstanding of 11,297,574 for the three months ended September 30, 2003 and 1,297,573 for the three months ended September 30, 2002.

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, we had net losses of approximately $256,000 and $501,000 for the nine months ended September 30, 2003 and 2002, respectively. Management believes that it is likely that we will continue to incur net losses through at least the end of 2003. At September 30, 2003, we had a working capital deficiency and stockholders' deficit of approximately $874,000 and $1,948,000, respectively.

Item 3. Controls and Procedures

(a) Disclosure controls and procedures. Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Nasser Nassiri, the Company's Chief Executive Officer and Principal Accounting Officer, supervised and participated in this evaluation. Based on this evaluation, Mr. Nassiri concluded that, as of the date of this evaluation, the Company's disclosure controls and procedures were effective.

(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.

                                     PART II

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)   31    Rule 13a-14(a)/15d-14(a) Certification of Nasser Nassiri.

      32    Section 1350 Certification of Nasser Nassiri.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 19, 2003

                                                BIOCORAL, INC.


                                                /s/ Nasser Nassiri
                                                ------------------
                                                Nasser Nassiri, Chairman, CEO
                                                and Principal Accounting Officer