Form 10KSB
period 2003-12-31
BIOCORAL INC
filed 2004-05-19
CIK 919605

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the Year Ended December 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for the year ended December 31, 2003 were $361,900.

The aggregate market value of the registrant's voting common equity held by non-affiliates as of March 31, 2004 was $454,727,313.

The number of outstanding shares of the registrant's common stock as of March 31, 2004 was 11,297,573.

Transitional Small Business Disclosure Format: Yes |_| No |X|

Documents Incorporated by Reference: None.

                                TABLE OF CONTENTS

                                                                                   Page
PART I
Item 1.  Description of Business..............................................      1
Item 2.  Description of Property..............................................      7
Item 3.  Legal Proceedings....................................................      8
Item 4.  Submission of Matters to a Vote of Security Holders..................      8

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters.............      9
Item 6.  Management's Discussion and Analysis or Plan of Operations...........      10
Item 7.  Financial Statements.................................................  F-1 - F-19
Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure.............................................      14
Item 8A. Controls and Procedures .............................................      15

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons.........      16
Item 10. Executive Compensation...............................................      17
Item 11. Security Ownership of Certain Beneficial Owners and Management.......      19
Item 12. Certain Relationships and Related Transactions.......................      20
Item 13  Exhibits and Reports on Form 8-K.....................................      20
Item 14. Principal Accountant Fees and Services...............................      21

                                     PART I

Item 1. Description of Business

Background

Biocoral, Inc., a Delaware corporation, is an international biomaterials "tissue-engineering" company specializing in the research and development and commercialization of patented high biotech technologies and biomaterials in the health care area. Through our subsidiaries, Biocoral, Inc. researches, develops, manufactures and commercializes bone graft substitutes and other high technology patented biomaterials in a number of countries outside the United States. We entered the biomaterials field in 1995 by agreeing to acquire Inoteb, SA, a French corporation from 10 individuals "the founders", all French nationals. The shares and bonds of Inoteb acquired in 1995 represented, at such time, 51.5% of the capital share of Inoteb. We increased our ownership percentage through several additional investments in Inoteb common stock to 67% in 1997 and to 100% in 1998.

Our representative offices are located at 38 rue Anatole France, Levallois Perret Cedex, France consisting of approximately 2000 square feet of office space.

Biocoral(R)

Biocoral(R), our primary product, is a natural coral "carbonate Calcium" derived bone graft substitute and is used by surgeons and practitioners because of its biocompatibility, resorbability, osseo conduction and safety. Certain chemical, physical and structural characteristics of coral are very similar to that of human bone tissue. Biocoral(R) is derived from three particular species of coral naturally present in abundance. Biocoral(R) is primarily (more than 97%) comprised of calcium carbonate. Porous and resorbable, Biocoral(R) is prepared in microgranules as well as in engineered shapes according to specific indication. Due to its similarity to bone tissue, Biocoral(R) is compatible, resorbed by the body as new bone growth invades the Biocoral and is replaced by neoformed invasion. It is highly porous with numerous interconnected channels which allow a total migration to the center of the implant free of contamination risk. Because Biocoral(R) is resorbed, it can be combined with antimicrobials, anticancer agents or other pharmaceuticals for slow release into bone tissue, resulting in an advantage over autologous bone grafts. The principal current alternative to Biocoral(R) is the utilization of autologous (from the patient's own body) bone grafts. The use of autologous bone grafts requires the patient to undergo one or more additional surgeries to harvest the bone graft material. This is not always feasible due to the condition of the patient or other contraindications, and must be shaped in a separate procedure to fit the graft area.

According to our French subsidiary, Biocoral(R) has been used in more than 300,000 patients, principally in Western Europe and Korea. Biocoral(R) was originally patented in France in 1979, in the United States in 1982, and in Japan in 1989. Our French subsidiary acquired the patent rights to Biocoral(R) from ANVAR/CNRS, {(l'ANVAR)"Agency National for Valorization of Research" and
(CNRS) "French National Center for Scientific Research", both French governmental agency. Through our subsidiaries, we have developed ten additional patent titles for various applications and uses of our products, including among others osteoporosis remediation, autologous glue, combination with growth factor, among others. Through these ten additional patent title applications in various countries in Europe, Switzerland, Canada, Japan, Australia, and the United States, we own more than 185 patent applications around the world and approximately 140 of which have thus far been granted by various countries by their official government patent office, including most European Community countries, Switzerland, Canada, Japan, Australia, and in the United States by the US Department of Commerce Patent and Trademark office.

Using proprietary manufacturing processes, our chief product, Biocoral(R), is derived from natural ocean-generated coral (Natural Carbonate Calcium), has certain characteristics (including chemical composition, porosity, mineral content and bioactive properties) that permits its safe, contamination-free use. Its similarity to human bone facilitates its replacement by newly-formed bone. Substantially all of our revenue has been derived from sales of the first generation of our products. The second generation of products and their application after long years of research and development and success of several clinical applications now are ready for marketing. Our product application in the treatment of demineralized bone, for example, such as in cases of osteoporosis fractures and their prevention, is based on technology that is protected by strong patents which have thus far been granted by various countries by their official government patent office, including most European Community countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark office.

We have not yet begun to seek FDA approval for sale of our products in the United States but are preparing the documentation required for our product homologation application in the United States. We have identified the requirements for this application and approached a US medical supply distributor in order to access the US market. An accredited scientific team in the US has conducted human clinical studies with a 5 year follow up to confirm bone reconstruction in oral application. This study confirmed the stability of the successful result and management believes that this study will facilitate FDA approval for our product used in this indication when we file for FDA approval. We anticipate submitting this application during 2004. Canadian approval of certain products has been renewed for 2004 by Canadian Health Care Authority "Sante Canada," and our products are already commercialized in the European community and Asia. We recently entered into a distribution agreement with a Canadian medical supply company in order to access the Canadian market.

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

We are preparing new clinical human trials for autologous fibrin glue in different indications which is expected to be started during 2004. We believe that the results of these clinical trials may allow us to extend the market of innovative Company products for use in other indications. However, there can be no assurance that we will be able to extend the market for our products.

Osteoporosis

We are developing several variants of our Biocoral(R) technology aimed at osteoporosis.

Osteoporosis is a progressive bone disorder in which bone density decreases, combined with increased bone brittleness and porosity, which primarily affects post-menopausal women. The number of women suffering from osteoporosis has grown significantly with the aging of western populations.

The clinical trials conducted by our subsidiaries over the past ten years have demonstrated the feasibility of this treatment to reduce the consequences of fractures caused by osteoporosis and to avoid the occurrence of fracture as well. We are developing several variants of our Biocoral(R) technology aimed at osteoporosis treatment. Biocoral(R) offers a superior method of preventing and repair of bone fractures due to osteoporosis. It has the ability to help the skeletal system, reinforcing it where it is weak and fragile. Biocoral(R) can serve both to heal bones that are already fractured and to prevent bone fractures from occurring. Phase II clinical trials in Europe demonstrated the efficacy of Biocoral(R) for local osteoporosis treatment in rebuilding bone, particularly in combination with osteodensimatic screening.

In 2000, we began Phase III multi-center clinical trials of our product "Biocoral(R)", for the treatment of hip fractures due to osteoporosis, in 14 clinics in Europe. In January 2002, the period for inclusion of patients in the Phase III multi-center clinical trials ended. In the third quarter of 2002, the preliminary report of the follow up study was completed. The preliminary report confirmed the advantage of using our product in stabilization of fractures due to Osteoporosis. We were following up on the patients included in the trials and this follow-up continued through December 2003.

We initially were expecting the definitive report to be completed during the first quarter 2003, but due to the disparate locations of the fourteen hospitals participating in the trial, it was difficult for the monitors to visit the hospitals. The study is monitored by an independent organization in France called Biomatech located in city of Lyon which has been chosen directly by the French government agency "Agency National for Valorization of Research" (l'ANVAR). We expected the definitive report to be complete in the third quarter of 2003. We were recently informed that the final report has been submitted by Biomatech to l'ANVAR. We expect and believe that this study will demonstrate that our product in this application will stabilize the fracture and will permit better recovery for patients, allowing them faster mobility and return to a healthy state with a very low risk of refracture.

We are also working on the prevention of osteoporosis and believe that for the first time, patients who are susceptible to osteoporosis and have already had fractures will be able to be treated. Our product in this application is intended to permit the regeneration of newly formed bone in the area which is susceptible to osteoporosis and has a low bone mass. Initial human clinical study has demonstrated and confirmed the result of regeneration of newly formed bone in the bone mass area.

We own, through our wholly-owned subsidiary, various patents in the application "Treatment of bone fractures due to osteoporosis and their prevention." Our technology underlying this application is protected by strong patent applications in many countries around the world where patent applications were filed. Our patent applications in this application have thus far been filed and granted by the official government patent offices of various countries, including 17 European Community countries, Japan, Australia, and in the United States by the US Department of Commerce Patent and Trademark Office. Our patent application is still in examination and pending in Canada.

Autologous Fibrin Glue

We have developed a medical device and a method for preparation of autologous fibrin glue which management believes is the world's first fully autologous fibrin glue. In 1993, our scientists began working on the development of this medical device and method for preparation of autologous fibrin glue. This autologous fibrin glue is prepared using the patient's own blood, in a closed system, thereby eliminating the risk of viral transmission, eliminating immunological problems and the risk of blood-borne disease transmission such as, for example, HIV and hepatitis. In contrast, all fibrin glues currently on the market (whether autologous or homologous) require foreign protein such as thrombin or antifibrinolitic.

Surgical glue represents a fast growing segment of the biotech industry. Clinical trials have been done especially for skin replacement and skin grafts eliminating the need for protein based skin grafts. Following the successful result of the phase III human clinical trail for specific indications, the product file has been approved by appropriate French authorities (AFSSAPS) Agence Francaise de Securite Sanitaires des Produits de Sante "Health Care Products French Sanitary Safety Agency", the French functional equivalent of the Food and Drug Administration. On September 14, 2000, AFSSAPS granted to a blood bank the authorization to prepare, use and distribute the new autologous fibrin glue that was developed by us. The medical device which we developed for preparation of autologous fibrin glue has also obtained the EC certification on June 8, 2000, which is valid until June 7, 2005 and is renewable and allows us to market the product in the European Community. Before we can commence commercialization of the autologous fibrin glue, AFSSAPS requires that the French blood bank known as Etablissement Francaise du Sang ("EFS"), the exclusive operator of blood transfusions in France, prepare a report following up on the progress of the first fifty (50) patients treated with the autologous fibrin glue.

We have been coordinating the program to prepare the report with EFS and the blood bank of the French Army in Clamart, known as CTSA. The inclusion of patients began in April of 2002. Shortly thereafter, we were required to suspend the trial after testing of nine preparations in which a technical problem with the testing materials was observed. Three of these nine preparations were successful and have been used by surgeons on patients with successful results. Other preparations could not be used by surgeons. However, the discovery of this problem with the materials will help us to ensure that the final product is safe for patients.

The investigation and correction of the technical problem has provided us with additional information on how to properly prepare and use the final product. On the basis of this information, we believe that the complication which was discovered during the trial was due to the quality of material used by the manufacturer in the production of the medical device and not with the autologous fibrin glue itself. The medical device we developed is manufactured by third party pharmaceutical group.

We are continuing our investigation of this problem and anticipate replacing the preparation materials used by the manufacturer, or replacing the manufacturer if necessary, in order to restart the clinical trails required by AFSSAPS. We have not resumed clinical trials as this investigation is ongoing. We cannot give any specific date for resumption of clinical trails. We cannot assure that we will be able to successfully complete our clinical trails. We anticipate resuming the inclusion of patients and preparation before the end of 2004. However, we may be unable to resume the patient inclusion in 2004. Failure to successfully complete these trails could prevent us from obtaining authorization to market this product and could negatively affect our financial condition.

Our technology underlying this application is protected by strong patent titles owned by our wholly-owned subsidiary in many countries around the world where patents applications were filed. Thus far, most of these have been granted and issued by the official government patent offices in the countries where they were filed, including most European Community countries, Switzerland, Canada, Japan, Australia, and in the United States by the US Department of Commerce Patent and Trademark Office.

Composite Biocoral and Growth Factor

For more than 14 years, studies have been undertaken to demonstrate that it is possible to accelerate the bone repair process by combining growth factors with a support matrix such as Biocoral(R). Some scientific research has shown that Biocoral(R), as a biomaterial, represents a useful support for growth factors. European clinical trials conducted over the past five years have had positive results confirming the acceleration of the bone repair process. Our technology underlying this application is protected by strong patents owned by our wholly-owned subsidiary in many countries around the world where patents applications were filed. Our patent applications in this application have thus far been granted in every country were filed by their official government patent offices, including 17 European Community countries, Canada, Japan, Australia, and in the United States by the US Department of Commerce Patent and Trademark Office.

Raw Materials and Manufacturing

The primary raw material used by us to manufacture Biocoral(R) is natural coral. The coral used in our products is presently sourced from New Caledonia, but is also found in abundance in wide areas of the Indian and Pacific Oceans. We believe that our existing inventory of coral, together with coral sources immediately available to us, are sufficient to meet our present and future needs. To date, coral prices have been stable but no assurance can be had that they will not rise. We are, however, unaware of any factors which are likely to have a material adverse effect on our ability to obtain coral at a competitive price.

Manufacturing of Biocoral(R) is conducted by Inoteb (our French subsidiary) at our facility in Saint Gonnery, France. This facility, which covers approximately 350 square meters (3150 square feet), has been ISO 9002 rated since August 1995. On October 25, 1996, Inoteb was granted, in addition to the ISO 9002 certification, European Norms 46002 certification for the quality assurance system set up in the manufacturing process of Biocoral(R) and, on December 30, 1996, Inoteb was granted the EC certification allowing sales of Biocoral(R) throughout the European Community. This certification was valid for five (5) years and expired in 2001. In the last quarter of 2001 Biocoral was audited for renewal of this certification and the new certification was issued on December 20, 2001 and is valid through 2004. Additionally, we are audited once a year by GMED to maintain our certifications. The manufacturing facility has recently been audited in May 2003 and our certification has been maintained. The manufacturing facility is classified as ISO 9002 (1994) and EN 46002 (1996) with an extension of its certification to ISO 9001:94 and ISO 13485:01 certification.

We believe this facility is adequate to service our present and medium-term future needs.

Competition

Our Biocoral(R) product competes with (i) natural bone obtained from autograft procedures and allograft sources; and (ii) two other synthetic bone products, one marketed in the United States by Interpore International, Inc. a publicly-held company with significantly greater resources and distribution capabilities than ours, and another that was approved by the FDA in May 1993.

In May 1993, a second bone graft substitute was approved by the FDA. This product consists of hydroxyapatite-calcium phosphate and bovine collagen, which must be mixed with the patient's own bone marrow. We believe that this three-part system is more difficult to use due to the mixing process and has inferior mechanical qualities. It also requires refrigeration, has a shorter shelf life and raises the risks of adverse reaction in patients allergic to bovine collagen, and poses risk of infection. In addition, many countries have prohibited the commercialization of product utilizing bovine collagen as a base.

In October of 1998, Interpore introduced resorbable Pro Osteon. Pro Osteon is harvested from marine coral exoskeletons that are hydrothermally converted to hydroxyapatite, the natural mineral composition of bone. Pro Osteon's interconnected porous structure closely resembles the porosity of human cancellous or cortical bone. When placed in contact with viable bone, the implant provides a strong, natural foundation for new bone ingrowth and offers structural support during the healing process. Upon healing, the composite of bone and Pro Osteon is comparable in strength to the surrounding bone.

Interpore recently announced that it has entered into a definitive agreement and plan of merger with Biomet, Inc. pursuant to which Biomet will acquire all of the outstanding shares of Interpore stock for cash. The closing of this transaction is subject to Interpore stockholder approval, regulatory approvals and other customary closing conditions.

Autograft and allograft bone have been used for graft material for a much longer period of time than Biocoral(R) and similar materials, and in order to increase our future sales of Biocoral(R), we will have to demonstrate to the medical community the surgical and patient advantages, safety, efficacy, cost effectiveness and clinical results of Biocoral(R). Most of our competitors have substantially greater resources, larger market share and greater research and development capabilities than ours and may, therefore, be expected to compete aggressively and successfully in the markets for our products.

We believe that Biocoral(R) provides an attractive alternative to autograft and allograft bone graft materials. In an autograft procedure, bone material is first harvested from another part of the patient's skeleton and then, in a second procedure, grafted to the site of the bone deficit. The harvesting procedure increases operating time and expense, and can lead to complications such as infection, excessive blood loss, chronic pain and deformity. When an autograft is not feasible or desirable, allograft bone, typically obtained from a cadaver, can be used. In order to maintain mechanical and biological properties, some allograft bone is not sufficiently secure to avoid all risks of disease transmission. Therefore, unlike Biocoral(R), which is a sterile and biocompatible material, allograft bone carries the risks of implant rejection and the transmission of infectious agents such as hepatitis and HIV. The use of Biocoral(R) entails none of these risks and provides clinical results comparable to those of autograft material in suitable condition for use.

Biocoral(R) was originally patented in France in 1979, in the United States in 1982, and in Japan in 1989. Our French subsidiary acquired the patent rights to Biocoral(R) from ANVAR/CNRS, the French National Center for Scientific Research, a French governmental agency. Through our subsidiaries, we have developed an additional ten titles of patents for various applications and uses of our products, such as osteoporosis remediation, autologous glue, combination with growth factor, among others. Through these ten titles patent applications in various countries in Europe, Canada, the United States, Japan, Australia, and Switzerland, we own more than 185 patent applications around the world and approximately 140 of which have thus far been granted by various countries by their official government patent office, including most European Community countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark office.

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

The new autologous fibrin glue prepared by our innovative medical device is standardized and truly safe due to the use of calcium as an activator, without the addition of any other biologicals such as thrombin or antifibrinolytics. In addition, the composition remains constant in terms of components and properties.

Our technology underlying this application is protected by strong patent titles in many countries around the world where patent applications were filed. Thus far, most of these have been granted and issued by the official government patent offices in the countries where they were filed, including most European Community countries,

Switzerland, Canada, Japan, Australia, and in the United States by the US Patent and Trademark Office.

One of our patent titles covers technology called "method for preparation of biological adhesive enriched with platelet factors and application". Our patent applications in this application have thus far been filed and granted by the official government patent offices of various countries, including France and 15 European Community countries, Japan, and in the United States by the US Department of Commerce Patent and Trademark Office. However, our patent application covering this technology in Japan, after being granted in October 1999, received written opposition from Thermogensis Corp of California in June 2000. We were required to defend the patent against this opposition. The Japanese Patent Office rejected the opposition in May 2003, and the patent was reinstated.

We have been able to compete in Europe against producers that also sell products in the United States. Despite their significantly greater resources, management believes that it will, once our products have been approved by the FDA, be able to be competitive with such companies because of the quality of our products. See "Business -- Government Regulation." Biocoral(R) has been used in European dental applications for more than 17 years. This use, together with the scientific results of our in vivo use and clinical trials have demonstrated the efficacy of using Biocoral(R) for bone regeneration in dental applications. We compete with many businesses in the production and distribution of biomaterials for filling bone cavities before rehabilitation of partially and totally edentulous patients. These businesses compete primarily on the basis of product performance and price, as well as customer loyalty and service. Biocoral(R) also competes with bone grafts and bone graft substitutes. Companies selling competitive products sometimes also sell dental implants, so bundling these products is often a strategy. All of these businesses compete primarily on the basis of product performance and price, as well as on customer loyalty and service.

Management believes that our products are superior to our competitors' products. We have identified the requirements for this application and approached a US medical supply distributor in order to access the US market. An accredited scientific team in the US has conducted human clinical studies with a 5 year follow up to confirm bone reconstruction in oral application. This study confirmed the stability of the successful result and management believes that this study will facilitate FDA approval for our product used in this indication when we file for FDA approval. We have begun to make arrangements for the commencement of clinical trials for certain of our products with a long term/ medium term view toward FDA approval thereof. In the interim, we will focus on increasing our European and other sales of our products and entering into joint ventures with key strategic partners for distribution of our products, research and development and the like. No assurance can be given that any such arrangements will be reached or that they will be profitable.

Governmental Regulation

Biocoral(R) has been approved for marketing European countries, Korea, South Africa, Canada and Australia. Biocoral(R) has been approved for reimbursement in France by French National Health Authority (Securite Sociale) and is listed on the "Liste des Produits et Prestations Remboursables" (LPPR) reimbursement by French National Health Authority.

During 2002, we were informed that the Canadian health authorities changed its system and the authorization which had been previously been granted to us to market our products in Canada was no longer valid. We initiated a new application process for the marketing of our product in Canada in several applications, including dental, CMF and orthopedic. We were informed, on March 11, 2003, that the Canadian health authorities had approved our new application. In the first quarter of 2004, our authorization for marketing "Biocoral(R)" in Canada was renewed. We recently entered into a distribution agreement with a Canadian medical supply company in order to access the Canadian market.

Our products are subject to significant government regulation in the United States and other countries. To test clinically, and to produce and mass market products for human diagnostic and therapeutic use in the United States, we must comply with mandatory procedures and safety standards established by the Food and Drug Administration ("FDA") and comparable state and foreign regulatory agencies. Typically, such standards require that products be approved by the government agency as safe and effective for their intended use before being marketed for human applications.

There are two principal methods by which the FDA approval may be obtained to market regulated products in the

United States. One method is to seek the FDA approval under the 510(k) procedure. Section 510(k) of the Food, Drug and Cosmetic Act requires those device manufactures who must register to notify the FDA, at least 90 days in advance, of their intent to market a medical device. This is known as Premarket Notification - also called PMN or 510(k). It allows the FDA to determine whether the device is equivalent to a device already placed into one of the three classification categories. Thus, "new" devices (not in commercial distribution prior to May 28, 1976) that have not been classified can be properly identified. Specially, medical device manufacturers are required to submit a premarket notification if they intend to introduce a device into commercial distribution for the first time or reintroduce a device that will be significantly changed or modified to the extent that its safety or effectiveness could be affected. Such change or modification could relate to the design, material, chemical composition, energy source, manufacturing process, or intended use.

We recently had discussions with the FDA, which indicated that Biocoral(R) may be classified as a Class 3 Medical Device in the United States and may be considered equivalent to Pro Osteon(TM) (Pro Osteon) is a bone graft substitute, already registered by the FDA. See "Competition." We believe that the 510(k) procedure should apply to Biocoral(R). If the 510(k) procedure were applied to Biocoral(R), an FDA audit would not be necessary before the homologation could be granted. To the best of our knowledge, the FDA can require an audit at any time.

An accredited scientific team in the US has conducted human clinical studies with a five-year follow-up to confirm bone reconstruction in oral application. This study confirmed the stability of the successful result and management believes that this study will facilitate FDA approval of our product used in this indication when we file for such approval.

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

Employees

Except for our wholly-owned French subsidiary, we currently have no employees other than our officers and directors who devote as much time as they believe necessary to conduct our business and maintain our operations. Inoteb currently has nine employees whom are full time. In addition, we engage the services of various scientific and research consulting teams under consulting contracts, working on research and development projects in different laboratories and hospitals in France and other countries.

New Subsidiary

We founded a new subsidiary under the name of BioHoldings International Limited ("BioHoldings") in 1999. All of BioHoldings's outstanding shares are owned by us, and all BioHoldings expenses are borne by us. BioHoldings was formed to hold and manage the principal patents of the Biocoral, Inc. group. BioHoldings:

      - deposits and files all patents and follows up with the patent counsels and patent offices in each country where the patents are filed;

      -     extends filing territory and works to protect our patents; and

      -     looks after and maintains patents.

Item 2. Description of Property.

Our French subsidiary currently leases its principal executive offices from an unrelated third party for an aggregate annual rent of approximately $56,000 (approximately 46,000 euros).

We previously leased our manufacturing facility in Saint Gonnery in west of France until the year 2001. As of

December 31, 2003, we exercised our option to purchase the building and land for the symbolic price of 0,15 cents (Euro). We legally own the property subject to signature of "act of purchase" (purchase agreement) from the leasing company.

Item 3. Legal Proceedings.

There is no material litigation pending against us at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

At December 31, 2003 there were 11,297,573 shares of our common stock issued and outstanding. Unless these securities are registered under the Securities Act of 1933, as amended, or exempt under another provision of the Securities Act, these securities are ineligible for sale in the public market. Sales in the public market of substantial amounts of our common stock that are presently restricted could adversely affect prevailing market prices.

The following table sets forth information regarding the high and low closing price per share for our common stock as reported on the over-the-counter electronic bulletin board for each of the periods set forth below. Such prices do not necessarily reflect actual transactions and do not include retail mark-ups, mark-downs or commissions.

Quarter Ended                      High                 Low
-------------                      ----                 ---
December 31, 2003                  $157.50              $34.05
September 30, 2003                 $171.90              $37.50
June 30, 2003                      $277.50              $70.31
March 31, 2003                     $140.62              $70.31

December 31, 2002                  $ 15.15              $ 5.00
September 30, 2002                 $ 28.50              $21.00
June 30, 2002                      $ 52.50              $30.00
March 31, 2002                     $150.00              $60.00

Holders

As of December 31, 2003 there were approximately more than 400 holders of record of the shares of our common stock including several European financial and portfolio institutions.

Dividends

We have paid no cash dividends on our equity securities to date and do not anticipate the payment of cash dividends on our equity securities in the near future. We paid a dividend of one share of our common stock for each three shares owned on December 18, 1995 and paid, in December 1996, another stock dividend of one share for each three shares owned as of November 6, 1996.

Recent Sales of Unregistered Securities

During December 2003, we sold 7% convertible promissory notes in the aggregate principal amount of $850,000 to "accredited investors" only in a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933. At December 31, 2003, we had received approximately $560,000, of which $128,000 had been received as stockholder advances during 2002, and approximately $290,000 during February 2004. These notes are convertible at any time, at a conversion price based upon the average closing price of our common stock for the 20 trading days immediately preceding the conversion, at the holder's option, subject to our approval. Interest on the 7% notes is payable annually, at our option, either in cash or our common stock. We may, at any time, prepay in whole or in part the principal and accrued interest of the 7% notes, either in cash or our common stock.

During 2002, we were advanced approximately $128,000 from existing stockholders. This advance was payable on demand with interest which ranged from 5.0% to 7.0% per annum. In December 2003, these stockholders converted this advance into the 7% Notes.

During the year ended December 31, 2000, we completed a private offering (the "Offering") of 6% convertible promissory notes payable (the "Notes") due December 31, 2002. We sold the Notes in the aggregate principal amount of $3,000,000 to "accredited investors" through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Act. We have received $2,000,000 of the proceeds and the remaining $1,000,000 was restricted as of December 31, 2002 pending our issuance of all of the required regulatory documents and the listing of our common stock for trading on the NASDAQ Stock Market. As such, these proceeds are classified as cash held in escrow, a non-current asset, in the consolidated balance sheets included herein. On June 26, 2003 we used this money to repay $1,000,000 of the 6% Notes.

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

            Summary of Significant Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, property and equipment, stock based compensation and contingencies. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The assumptions and bases for estimates used in preparing our consolidated financial statements are set forth as significant accounting policies in Note 3 of the notes to the consolidated financial statements included in this annual report and are summarized below:

Intangible Assets. Intangible assets consist of acquired patents, expenses incurred on approved patents and on the successful defense of approved patents. Amortization is computed using the straight-line method over the estimated period of benefit. The valuation of these intangible assets is based upon estimates as to the current value of each patent and the period of benefit and such estimates are subject to fluctuations. The value of a particular patent could fluctuate based upon factors, such as competing technology or the creation of new applications, which are not accounted for in developing, but could affect, the estimates used.

Allowance for Doubtful Accounts. We estimate uncollectibility of trade accounts receivable by analyzing historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We consider these factors to be the best available indicators of the likelihood of collection of trade accounts receivable. However, they are subject to uncertainty, and collectibility cannot be precisely determined.

Investment in Limited Partnership. We own an investment in a limited partnership, which is accounted for under the equity method of accounting. Under this method, the initial investment is recorded at cost. Subsequently, the investment is increased or decreased for our pro-rata share of the partnership's income and losses. No ready trading market exists for this partnership interest by which we can determine with any certainty its value. Moreover, because it is initially valued at cost, which in turn is based upon negotiations between us and the limited partnership, this initial valuation may or may not reflect the value which an independent third party would assign to the partnership interest. This investment is illiquid, and, should we determine to liquidate it, the proceeds received may vary greatly from the valuation reflected on our balance sheet.

Results of Operations for the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Net sales, which are solely attributable to Inoteb, SA ("Inoteb"), our wholly owned French subsidiary, totaled approximately $362,000 for the year ended December 31, 2003, an increase of approximately $12,000 from approximately $350,000 for the year ended December 31, 2002 or approximately 3.3%. This increase resulted primarily from currency fluctuation between the US dollar and the European euro.

During the period covered by this report, we did not have any sales in the U.S. All of our sales occurred outside the United States. Net sales in euros for the year ended December 31, 2003 actually decreased by approximately 49,859 euros (or approximately 14%) compared to net sales during the year ended December 31, 2002 (approximately 367,300 euros). This decrease is partially attributable to a decrease in sales related to sale of products in maxillocraniofacial surgery area in France and orthopaedic and neurosurgery markets during 2003. This decrease also resulted from stock (storage) levels accumulated at our distributors and to a greater reduction in activity for the year ended December 31, 2003 versus the year ended December 31, 2002.

Cost of sales was approximately $57,200 for the year ended December 31, 2003, a decrease of approximately $45,200 from approximately $102,400 for the year ended December 31, 2002 or approximately 44.1%. However, the cost of sales in euros for the year ended December 31, 2003 was approximately 43,000 euros, a decrease of approximately 64,000euros (or approximately 59.8%) in comparison to the year ended December 31, 2002 (approximately 107,000 euros). The main factor contributing to this decrease was a variation of gross inventories and the impact of booking at the year ended December 31, 2003 of gross inventories of resterilizable goods. It is also partially due to the revision in the method of calculation of cost of sales under GAAP in 2003.

As discussed above in reference to net sales and cost of sales, all of our sales are made outside the United States and as such, we primarily account for earnings and costs in euros. In order to comply with GAAP, our financial statements as well as the following discussion are in terms of U.S. dollars. Accordingly, the expenses discussed below may partially differ as a result of fluctuating exchange rates in addition to the other factors discussed.

Operating expenses decreased by approximately $49,700 to approximately $754,000 during the year ended December 31, 2003 from approximately $803,700 for the year ended December 31, 2002 (approximately 6.2%). This decrease was primarily attributable to increases of our gross profit mainly due to decrease of cost of sale as described below.

Research and development expenses increased approximately $38,100 (or approximately 27.2%) to approximately $178,100 during the year ended December 31, 2003 as compared to approximately $140,000 during the year ended December 31, 2002. This increase was primarily due to increased costs in our wholly-owned subsidiary, Bio Holdings International LTD, related to additional title patent applications in 2003 for a new generation of products.

Part of this increase resulted from increased cost related to our investigation and coordination of the clinical trials program required by AFSSAPS related to the autologous fibrin glue which was suspended in mid-2002 in order to resolve a technical problem. We have not resumed clinical trials as this investigation is ongoing.

As discussed above in reference to net sales, cost of sales and operation expenses, most of our research and development are made outside the United States and majority of our research and development are conducted in Europe and as such we primarily account for Research and development in euros. In order to comply with GAAP the following discussion is in terms of U.S. dollars. As a result, the part of increase in research and development discussed below may actually differ as a result of fluctuating exchange rates.

Consulting and professional fees during the year ended December 31, 2003 increased by approximately $65,100 to approximately $242,700 from $177,600 during the year ended December 31, 2002 or approximately 36.7%. Most of these fees are incurred in Europe, and as such, we primarily account for them in Euros. A portion of the increase resulted from exchange rate fluctuations. This increase was attributable to consulting fees associated with the development of the next generation of products and professional fees associated with the Sarbanes-Oxley Act of 2002.

Other income (net of expenses) totaled approximately $130,100 of income for the year ended December 31, 2003 as compared to approximately $582,000 of expense for the year ended December 31, 2002. This increase is due primarily to two factors: during 2003 we recorded as the forgiveness of debt approximately $259,800 (which consisted of interest and accrued issuance costs associated with our 6% Notes and proceeds therefrom which were held in escrow) for which there is no corresponding 2002 amount, and during 2002 we incurred an interest charge related to the beneficial conversion rights of the 6% convertible promissory notes of $450,000 for which there was no corresponding 2003 amount.

As a result of the above, our net loss for the year ended December 31, 2003 totaled approximately $319,000 or $.03 per share compared to a net loss of approximately $1,138,000 or $.34 per share for the year ended December 31, 2002. These losses per share were based on weighted average common shares outstanding of 11,297,572 for the year ended December 31, 2003 and 3,324,813 for the year ended December 31, 2002, which reflect a 1-for-15 reverse split effective December 23, 2002.

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, we had net losses of approximately $319,000 and $1,138,000 in 2003 and 2002, respectively. The net loss in 2003 included a nonrecurring income item relating to forgiveness of debt of approximately $259,800 and the net loss in 2002 included a nonrecurring charge related to beneficial conversion rights of $450,000, and the absence of this nonrecurring charge substantially reduced the loss for 2003. Management believes that it is likely that we will continue to incur net losses through at least 2004. We had a working capital deficiency and stockholders' deficiency of approximately $711,000 and $2,117,000 at December 31, 2003, respectively.

An accredited investor has committed to fund up to $300,000 to us to cover operating shortfalls for the balance of 2004. In addition during February 2004, we received approximately $290,000 from the issuance of our 7% convertible promissory notes as well as additional funds of approximately $80,000, which are yet to be documented as convertible notes payable. We also own marketable securities which are classified as available-for-sale and consisted of equity securities with an aggregate fair value of approximately $208,200 at December 31, 2003.

Management plans to seek additional equity and/or debt financing and/or, if necessary, request that our lenders convert our existing obligations to common stock. Accordingly, management believes, that we have sufficient liquid resources to operate through at least December 31, 2004 and will have the ability to make or defer the payment of our obligations as they come due. For the year ended December 31, 2003, we had negative cash flow from operating activities of approximately $268,600. We had cash provided by investing activities of approximately $16,100 and cash provided by financing activities of approximately $499,400. Our net loss of approximately $319,000 increased our accumulated deficit to approximately $18,778,000 at December 31, 2003.

We have outstanding 6% convertible promissory notes which it sold during 2000 and which originally were due December 31, 2002. On March 25, 2002, the holders of the notes agreed to extend the due date from December 31, 2002 to December 31, 2004, and on March 1, 2004 they agreed to extend the due date further to December 31, 2006. The 6% notes are convertible at any time, at a rate of $.045, at the holder's option, subject to Company approval. The notes were not affected by either of the recent reverse stock splits.

We sold the 6% Notes in the aggregate principal amount of $3,000,000 to "accredited investors" during 2000 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933. A portion of the proceeds, $1,000,000, had been held in an escrow account pending our issuance of all of the required regulatory documents and the listing of our common stock for trading on The NASDAQ Stock Market. On June 26, 2003, we used this money to repay $1,000,000 of the 6% Notes.

During the year ended December 31, 2003, we sold a portion of our investments available for sale and received approximately $23,100 in proceeds and realized a loss on the transaction of approximately $28,300.

Our marketable securities are classified as available-for-sale and consisted of equity securities with an aggregate fair value of approximately $208,200 and a cost totaling approximately $646,100 at December 31, 2003. The net unrealized holding loss was approximately $437,900 for the year ended December 31, 2003 which increased accumulated other comprehensive loss, a component of total stockholders' deficiency to approximately $687,600 as of December 31, 2003.

During the year ended December 31, 2002 we invested an additional $15,550 of excess cash in marketable securities, which were classified as available-for-sale and consisted of equity securities with an aggregate fair value of approximately $112,900 and a cost totaling approximately $690,300 at December 31, 2002. The net unrealized holding loss of approximately $577,400 for the year ended December 31, 2002 increased accumulated other comprehensive loss, a component of total stockholders' deficiency to approximately $633,200 as of December 31, 2002.

On December 23, 2002, we affected a 1-for-15 reverse split of our outstanding shares of common stock. The numbers of shares and prices per share in the consolidated financial statements for that year and notes included herein have been retroactively restated to give effect to the reverse split.

                           Forward-Looking Statements

In this annual report, we include some forward-looking statements that involve substantial risks and uncertainties and other factors that may cause our operational and financial activity and results to differ from those expressed or implied by these forward-looking statements. In many cases, you can identify these statements by forward-looking words such as "may," "expect," "anticipate," "believe," "estimate," "plan," "intend" and "continue," or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information. Statements relating to restarting of clinical trials for certain of its products or receiving certain revenues or proceeds constitute forward-looking statements under the federal securities laws. Such statements are subject to certain risks and uncertainties that could cause the actual timing of such revenues, clinical trials or other events to differ materially from those projected.

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

Item 7. Financial Statements

                         BIOCORAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

                         BIOCORAL, INC. AND SUBSIDIARIES

                                    CONTENTS

PAGES   F-1-F-3  INDEPENDENT AUDITORS' REPORTS

PAGE        F-4  CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2003
                 AND 2002

PAGE        F-5  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
                 ENDED DECEMBER 31, 2003 AND 2002

PAGES       F-6  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                 DEFICIENCY AND COMPREHENSIVE LOSS FOR THE YEARS ENDED
                 DECEMBER 31, 2003 AND 2002

PAGE        F-7  CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
                 ENDED DECEMBER 31, 2003 AND 2002

PAGES  F-8-F-19  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF
                 DECEMBER 31, 2003 AND 2002

                          Independent Auditors' Report

Board of Directors
Biocoral, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Biocoral, Inc. and Subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' deficiency and comprehensive loss and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Biocoral, Inc. and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

WEINBERG & COMPANY, P.A.


Boca Raton, Florida
April 14, 2004

                          Independent Auditors' Report

To the Stockholders' and the Board of Directors of Biocoral Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Biocoral, Inc. and Subsidiaries (the "Company") at December 31, 2002, and the related consolidated statements of operations, changes in stockholders' deficiency and comprehensive loss and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Inoteb SA, a 100% wholly owned subsidiary at December 31, 2002, which statements reflect total assets of approximately $200,000 at December 31, 2002, and losses of approximately $174,000 for the year ended December 31, 2002. Those statements were audited by other auditors, whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for Inoteb SA, is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Biocoral, Inc. and Subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Rogoff & Company, PC

New York, New York
April 11, 2003

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders
INOTEB S.A. (France)

We have audited the consolidated balance sheet of INOTEB SA (a French corporation) and Subsidiary as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements, which are not presented separately herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INOTEB S.A. and Subsidiary as of December 31, 2002 and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Consultaudit

Paris, France
March 25, 2004

                         BIOCORAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                     ASSETS

                                                                                                  December 31,
                                                                                         -------------------------------
                                                                                             2003               2002
                                                                                         ------------       ------------
Current Assets:
   Cash                                                                                  $     88,489       $     42,770
   Investments in marketable securities                                                       208,189            112,892
   Accounts receivable, net of allowance for doubtful accounts of $1,900 and $1,000           137,200             74,200
   Inventories                                                                                183,600             86,100
   Prepaid expenses and other current assets                                                    1,200                 --
                                                                                         ------------       ------------

     Total current assets                                                                     618,678            315,962

Property and equipment, net                                                                    24,100             29,900

Restricted cash held in escrow                                                                 11,049          1,011,049
Investment in limited partnership                                                              35,209             98,545
Intangible assets, net                                                                        111,140             99,767
Other assets                                                                                   12,500              9,800
                                                                                         ------------       ------------

   Total Assets                                                                          $    812,676       $  1,565,023
                                                                                         ============       ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current  liabilities:
   Accounts payable                                                                      $    576,764       $    582,837
   Due to officer                                                                             390,000            182,500
   Accrued interest payable                                                                   317,707            413,911
   Current portion of long-term debt                                                           45,300            212,200
                                                                                         ------------       ------------

     Total current liabilities                                                              1,329,771          1,391,448

Long-term debt, net of current portion                                                      1,554,253          1,880,400
Other liabilities                                                                              45,700             35,600
                                                                                         ------------       ------------

       Total Liabilities                                                                    2,929,724          3,308,448
                                                                                         ------------       ------------

Commitments and contingencies

Stockholders' Deficiency:
   Preferred stock, par value $.001 per share; 1,000,000  shares
     authorized ; none issued                                                                      --                 --
   Common stock; $.001 par value;  100,000,000 shares authorized;
     11,297,573 shares issued and outstanding                                                  11,298             11,298
   Additional paid-in capital                                                              17,337,292         17,337,292
   Accumulated other comprehensive loss                                                      (687,629)          (633,182)
   Accumulated deficit                                                                    (18,778,009)       (18,458,833)
                                                                                         ------------       ------------

     Total Stockholders' Deficiency                                                        (2,117,048)        (1,743,425)
                                                                                         ------------       ------------

     Total Liabilities and Stockholders' Deficiency                                      $    812,676       $  1,565,023
                                                                                         ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                2003              2002
                                                                            ------------       -----------
Net sales                                                                   $    361,900       $   350,300
Cost of sales                                                                     57,200           102,400
                                                                            ------------       -----------

    Gross profit                                                                 304,700           247,900
                                                                            ------------       -----------

Operating expenses:
    Research and development                                                     178,149           140,041
    Consulting and professional fees                                             242,754           177,599
    Depreciation and amortization                                                 18,784            96,858
    General and administrative                                                   314,310           389,184
                                                                            ------------       -----------

      Total operating expenses                                                   753,997           803,682
                                                                            ------------       -----------

    Loss from operations                                                        (449,297)         (555,782)
                                                                            ------------       -----------

Other income (expense)
    Interest, net                                                                (88,536)         (567,290)
    Equity in loss of partnership                                                (63,336)          (23,458)
    Loss on sale of marketable securities                                        (28,349)               --
    Dividend income                                                               18,311                --
    Foregiveness of debt                                                         259,836                --
    Other                                                                         32,195             8,790
                                                                            ------------       -----------

      Total other income (expense)                                               130,121          (581,958)
                                                                            ------------       -----------

Net loss                                                                    $   (319,176)      $(1,137,740)
                                                                            ============       ===========

Basic and diluted net loss per share                                        $      (0.03)      $     (0.34)
                                                                            ============       ===========

Basic and diluted weighted average number of common shares outstanding        11,297,573         3,324,813
                                                                            ============       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         BIOCOLAR, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                             AND COMPREHENSIVE LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                              Accumu-
                                                                               lated
                                                                               Other
                                              Common Stock       Additional   Compre-
                                          --------------------    Paid-in     hensive    Subscription    Accumulated
                                           Shares       Amount    Capital       Loss       Receivable      Deficit         Total
                                          ----------   -------  -----------   ---------  ------------    ------------   -----------
Balance, January 1, 2002                   1,296,795   $ 1,297  $16,377,293   $(427,592)  $(1,070,000)   $(17,321,093)  $(2,440,095)

Conversion of interest payable to
common stock                                     778         1       69,999          --            --              --        70,000

Application of debt to subscription
receivable                                        --        --           --          --       800,000              --       800,000

Application of interest to subscription
receivable                                        --        --           --          --       210,667              --       210,667

Conversion of notes payable to common
stock                                     10,000,000    10,000      440,000          --            --              --       450,000

Charge for beneficial conversion
rights                                            --        --      450,000          --            --              --       450,000

Cash payment - subscription receivable            --        --           --          --        59,333              --        59,333

Comprehensive loss:

   Other comprehensive loss - decline
   in market value of available-for-sale
   securities                                     --        --           --    (198,999)           --              --

   Other comprehensive loss - foreign
   currency translation                           --        --           --      (6,591)           --              --

   Net loss                                       --        --           --          --            --      (1,137,740)

Total comprehensive loss                          --        --           --          --            --              --    (1,343,330)
                                          ----------   -------  -----------   ---------   -----------    ------------   -----------

Balance, December 31, 2002                11,297,573    11,298   17,337,292    (633,182)           --     (18,458,833)   (1,743,425)

Comprehensive loss:

   Unrealized gain on investments in
   marketable securities                          --        --           --     139,268            --              --

   Foreign currency translation loss              --        --           --    (193,715)           --              --

   Net loss                                       --        --           --          --            --        (319,176)

Total comprehensive loss                          --        --           --          --            --              --      (373,623)
                                          ----------   -------  -----------   ---------   -----------    ------------   -----------

Balance, December 31, 2003                11,297,573   $11,298  $17,337,292   $(687,629)  $        --    $(18,778,009)  $(2,117,048)
                                          ==========   =======  ===========   =========   ===========    ============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                 2003              2002
                                                                             -----------       -----------
Cash flows from operating activities:
    Net loss                                                                 $  (319,176)      $(1,137,740)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                             18,784            96,858
        Forgiveness of debt                                                     (259,836)               --
        Provision for doubtful accounts                                              900                --
        Equity in loss of partnership                                             63,336            23,458
        Realized loss on available-for-sale securities                            28,349                --
        Charge for beneficial conversion rights                                       --           450,000
    Change in operating assets and liabilities:
      Accounts receivable                                                        (63,900)          (22,200)
      Inventories                                                                (97,500)           (6,400)
      Prepaid expenses and other current assets                                   (1,200)           30,300
      Other assets                                                                (2,700)           (1,100)
      Accounts payable and accrued expenses                                      146,772           278,181
      Due to officer                                                             207,500           147,500
      Other liabilities                                                           10,100           (39,400)
                                                                             -----------       -----------

Net cash used in operating activities                                           (268,571)         (180,543)
                                                                             -----------       -----------

Cash flows from investing activities:
    Purchase of property and equipment                                            (7,000)             (800)
    Purchase of marketable securities                                                 --           (15,550)
    Proceeds from sale of marketable securities                                   23,102                --
                                                                             -----------       -----------

Net cash used in investing activities                                             16,102           (16,350)
                                                                             -----------       -----------

Cash flows from financing activities:
    Proceeds from long-tem debt                                                  499,383            63,100
    Principal payments on long-term debt                                      (1,000,000)          (40,300)
    Restricted cash held in escrow                                             1,000,000           (11,049)
    Payment on subscripton receivable                                                 --            59,333
                                                                             -----------       -----------

Net cash provided by financing activities                                        499,383            71,084
                                                                             -----------       -----------

Effects of exchange rates on cash                                               (201,195)           (6,591)
                                                                             -----------       -----------

Increase (decrease) in cash                                                       45,719          (132,400)

Cash, beginning of year                                                           42,770           175,170
                                                                             -----------       -----------

Cash, end of year                                                            $    88,489       $    42,770
                                                                             ===========       ===========


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                 $        --       $     2,450
                                                                             ===========       ===========

Supplemental disclosures of noncash investing and financing activities:
    Conversion of debt to equity                                             $        --       $ 1,530,667
                                                                             ===========       ===========

 Purchase of intangible assets for accounts payable                          $        --       $   102,325
                                                                             ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 1 - DESCRIPTION OF BUSINESS

      Biocoral, Inc. ("Biocoral") was incorporated under the laws of the State of Delaware on May 4, 1992. Biocoral is a holding company that conducts its operations primarily through a wholly-owned French subsidiary, Inoteb SA ("Inoteb"). Biocoral, Bio Holdings International Ltd, Inoteb and Biocoral's other subsidiaries are referred to collectively herein as the "Company".

      The Company's operations are in one business segment which consists primarily of researching, developing, manufacturing and marketing patented high-technology biomaterials and bone substitute materials made from coral and other orthopedic, oral and maxillo-facial products, including products marketed under the trade name of Biocoral(R). All of the Company's operations are conducted from France. The Company has obtained regulatory approvals to market its products throughout Europe, Canada and certain other countries. The Company owns various patents for its products that have been registered and issued in the United States, Canada, Japan, Australia and various countries throughout Europe. However, the Company has not applied for the regulatory approvals needed to market its products in the United States.

NOTE 2 - LIQUIDITY

      The Company had net losses of approximately $319,000 and $1,138,000 in 2003 and 2002, respectively. The net loss in 2003 includes a nonrecurring income item relating to forgiveness of debt of approximately $260,000 (See
      Note 8(A)) and the net loss in 2002 included a nonrecurring charge related to beneficial conversion rights of $450,000, which is included in interest expense. Management believes that it is likely that the Company will continue to incur net losses through at least 2004. The Company also had a working capital deficiency of approximately $711,000 and approximately $1,050,000, and a stockholders' deficiency of approximately $2,117,000 and approximately $1,743,000, as of December 31, 2003 and 2002, respectively. An accredited investor has committed to fund approximately $300,000 to the Company to cover operating shortfalls for the balance of 2004. In addition, during February 2004, the Company received approximately $290,000 relating to the issuance of the 7% convertible promissory notes payable (See Notes 8 (C) and 15) and additional funds for approximately $80,000, which are yet to be documented as convertible notes payable. Management believes that these funds will provide sufficient working capital to operate through 2004.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

      Principles of Consolidation

      The accompanying consolidated financial statements include all of the accounts of Biocoral, Inc. and its wholly-owned subsidiaries, Bioholdings International, Ltd., Cabestan, Inc., Immo Distribution, Ltd., 3H and Inoteb, S.A., for the years ended December 31, 2003 and 2002. Cabestan, Inc., 3H and Immo Distribution are not operating subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

      Concentrations of Credit Risk

      Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across geographic areas around the world. However, all trade accounts receivable are concentrated in the health care sector. The Company does not currently see a concentrated credit risk associated with these receivables, even though repayment is dependent upon the financial stability of this industry and the respective country's national economies.

      Allowance for Doubtful Accounts

      The Company estimates uncollectibility of trade accounts receivable by analyzing historical bad debts, customer concentrations, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

      Investments in Marketable Securities

      The Company invests in European common stocks. Available-for-sale securities are carried at fair market value, with unrealized gains and losses, net of tax, reported as a separate component of stockholder's deficiency. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method. The Company reviews each marketable security to determine whether a decline in fair market value is other than temporary. If the decline is deemed other than temporary, the cost basis of the individual security is written down to fair market value as a new cost basis and the amount written down is included in operations as a realized loss.

      Inventories

      Inventories are stated at the lower of cost or market, determined on the first-in, first-out ("FIFO") method.

      Property and Equipment

      Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 25 years for building and building improvements, two to twelve years for equipment and furnishings and one year for computer software. Normal maintenance and repairs of property and equipment are expensed as incurred, while renewals, betterments and major repairs that materially extend the useful live of the property and equipment are capitalized.

      Investment in Limited Partnership

      The Company owns a 9.3% interest in Bensenville Associates Ltd, a limited partnership, which is accounted for under the equity method of accounting. Under this method, the initial investment is recorded at cost. Subsequently, the investment is increased or decreased for the Company's pro-rata share of the partnership's income and losses. The Company's share of the loss in the partnership for the years ended December 31, 2003 and 2002 was $63,336 and $23,458, and the book value of the investment was $35,209 and $98,545, respectively.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

      Impairment of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. There has been no impairment loss recorded for the years ended December 31, 2003 and 2002.

      Cash and Cash Equivalents

      The Company considers cash on hand, cash in banks, certificates of deposit, time deposits, and other short-term securities with maturities of three months or less when purchased as cash and cash equivalents. There were no cash equivalents held by the Company as of December 31, 2003 and 2002.

      Income Taxes

      The Company accounts for deferred taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

      Revenue Recognition

      Sales are recognized when the earnings process is complete and collectibility is reasonably assured, which is generally when the goods are shipped to customers.

      Shipping and Handling

      Shipping and handling revenues and costs are included in sales and cost of sales, respectively, in the accompanying consolidated statements of operations in accordance with guidance established by the Emerging Issues Task Force, issue No. 00-10, "Accounting for Shipping and Handling Costs." During 2003 and 2002, there were no material shipping and handling revenues or costs.

      Research and Development

      The Company expenses all research and development costs as incurred.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

      Stock-Based Compensation

      Effective January 1, 2003, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The interim disclosure requirements of SFAS 148 are effective for interim periods beginning after December 15, 2002. The Company's stock-based compensation related to employees and non-employee directors is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly there is no compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company's common stock on the date of the grant. With respect to stock-based compensation granted to nonemployees, the Company records an expense equal to the fair value of the option on the measurement date, which is either the earlier of the date at which a commitment for performance is reached or the date at which the service is complete.

      Computation of Net Loss per Share

      The Company presents basic loss per share and, if applicable, diluted earnings per share pursuant to the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128"). Under SFAS 128, basic net loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted net earnings per share is computed by dividing the net earnings for the year by the weighted average number of common shares and common share equivalents outstanding during the year. Common stock equivalents would arise from the exercise of stock options. For the years ended December 31, 2003 and 2002, the Company has not issued any stock options. Diluted net loss has not been disclosed for the years ended December 31, 2003 and 2002, as the effect is anti-dilutive.

      Foreign Currency Translation and Transactions

      The accompanying consolidated financial statements are presented in United States dollars. The functional currency of Inoteb is the Euro. The financial statements of Inoteb are translated into United States dollars at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

      Foreign currency transaction gains or losses from transactions denominated in currencies other than the Euro are recognized in net income in the period the gain or loss occurs and is included in the accompanying consolidated statements of operations.

      Comprehensive Loss

      The foreign currency translation gains (losses) resulting from the translation of the financial statements of the Company's subsidiaries expressed in Euros to United States dollars are reported as accumulated other comprehensive income (loss) in the consolidated statement of changes in stockholders' deficiency and comprehensive loss.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

      The unrealized gains and losses, net of tax, resulting from the valuation of available-for-sale securities at their fair market value at year end are reported as other comprehensive income (loss) in the consolidated statement of changes in stockholders' deficiency and comprehensive loss.

      The change in accumulated unrealized loss on investments in marketable securities during the year ended December 31, 2003 was as follows:

                                                                       2003            2002
                                                                    ---------       ---------
Beginning accumulated unrealized loss on marketable securities      $(577,391)      $(427,592)
Unrealized gain (loss) arising during the year                        105,574        (149,799)
Reclassification adjustment gain                                       33,949              --
                                                                    ---------       ---------
Ending accumulated unrealized loss on marketable securities         $(437,868)      $(577,391)
                                                                    =========       =========

      Fair Value of Financial Instruments

      The Financial Accounting Standards Board ("FASB") issued SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", which requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued interest payable approximate fair value as of December 31, 2003 and 2002, due to the relatively short maturity of the instruments. The investment in limited partnership is recorded using the equity method and it is not practical to estimate the fair value of this investment without incurring excessive cost, as this investment is not publicly traded. Long-term debt approximates fair value based upon debt terms available to the Company under similar terms.

      Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Intangible Assets

      Intangible assets consists of acquired patents, expenses incurred on approved patents and on the successful defense of approved patents. Amortization is computed using the straight-line method over the estimated period of benefit.

      Recent Accounting Pronouncements

      In January 2003, (as revised in December 2003) the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements". Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics: (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support from other parties, which is

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

      provided through other interest that will absorb some or all of the expected losses of the entity; (ii) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: the direct or indirect ability to make decisions about the entities activities through voting rights or similar rights; or the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

      Interpretation No. 46, as revised, also requires expanded disclosures by the primary beneficiary (as defined) of a variable interest entity and by an enterprise that holds a significant variable interest in a variable interest entity but is not the primary beneficiary.

      Interpretation No. 46, as revised, applies to small business issuers no later than the end of the first reporting period that ends after December 15, 2004. This effective date includes those entities to which Interpretation 46 had previously been applied. However, prior to the required application of Interpretation No. 46, a public entity that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003. Interpretation No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 has had no effect on the Company's financial position or results of operations.

      The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company's consolidated financial statement presentation or disclosure.

      Reclassifications

      Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 4 - INVESTMENTS IN MARKETABLE SECURITIES

      During 2002 and 2003, the Company classified its investments in marketable securities as available for sale, and those that it intended to hold for more than one year as non-current. Unrealized holding gains and losses are reported as a separate component of stockholders' deficiency as part of accumulated other comprehensive income (loss), until realized. The following is a reconciliation of original cost to fair market value for securities held as of December 31, 2003:

                                                                                                      2003
                                                                                                  -----------
                  Investments in marketable securities, at cost                                   $   646,057
                  Unrealized loss                                                                    (437,868)
                                                                                                  -----------
                  Investment in marketable securities at fair market value                            208,189
                       Less current portion                                                           208,189
                                                                                                  -----------

                          Non-Current Portion                                                     $        --
                                                                                                  ===========

NOTE 5 - INVENTORIES

      Inventories consisted of the following as of December 31:

                                                                                    2003              2002
                                                                                -----------       -----------
                  Raw materials                                                 $    21,700       $    28,500
                  Work in process                                                    51,700            46,500
                  Finished goods                                                    110,200            11,100
                                                                                -----------       -----------

                                                                                $   183,600       $    86,100
                                                                                ===========       ===========

NOTE 6 - PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following as of December 31:

                                                                                    2003              2002
                                                                                -----------       -----------
                  Land                                                          $    11,600       $    10,900
                  Buildings and improvements                                        185,000           169,030
                  Equipment and furnishings                                         183,600           218,600
                                                                                -----------       -----------

                                                                                    380,200           398,530
                  Less accumulated depreciation                                    (356,100)         (368,630)
                                                                                -----------       -----------

                                                                                $    24,100       $    29,900
                                                                                ===========       ===========

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 7 - INTANGIBLE ASSETS

      Intangible assets consisted of the following as of December 31:

                                                                                    2003              2002
                                                                                -----------       -----------
                  Patents                                                       $   119,682       $   102,325
                  Less: Accumulated amortization                                      8,542             2,558
                                                                                -----------       -----------

                                                                                $   111,140       $    99,767
                                                                                ===========       ===========

NOTE 8 - LONG-TERM DEBT

      Long-term debt consisted of the following as of December 31:

                                                                                    2003              2002
                                                                                -----------       -----------
                  6% convertible promissory notes payable (A)                   $   700,000       $ 1,700,000
                  ANVAR advances (B)                                                338,800           264,600
                  7% convertible promissory notes payable (C)                       560,753                --
                  Stockholder advances (D)                                               --           128,000
                                                                                -----------       -----------
                                                                                  1,599,553         2,092,600
                  Less current portion                                               45,300           212,200
                                                                                -----------       -----------

                                                                                $ 1,554,253       $ 1,880,400
                                                                                ===========       ===========

      (A) On March 25, 2002, the holders of the 6% convertible promissory notes payable (the "6% Notes") agreed to extend the due date from December 31, 2002 to December 31, 2004 and on March 1, 2004 agreed to extend the due date to December 31, 2006. The 6% Notes are convertible into shares of the Company's common stock at any time, at a rate of $.045 per share, at the holder's option, subject to Company approval. The 6% Notes were not affected by the reverse stock split on December 23, 2002. Interest on the 6% Notes is payable annually, at the Company's option, either in cash or common stock of the Company. During 2003, there were no payments of accrued interest on these notes.

            The Company had sold the 6% Notes in the aggregate principal amount of $3,000,000 to "accredited investors" during 2000 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933. A portion of the proceeds, $1,000,000, had been held in an escrow account pending the Company's issuance of all of the required regulatory documents and the listing of the Company's common stock for trading on The NASDAQ Stock Market. On June 26, 2003, the money held in the escrow account was returned to the note holders. Since the $1,000,000 proceeds were never used by the Company, but always maintained in the escrow account, the Company wrote off the prior years' accrued interest of $179,836 and the accrued issuance costs of $80,000 associated with these 6% Notes resulting in a benefit of $259,836, which was recorded as forgiveness of debt in the consolidated statements of operations.

            On December 26, 2002, the Company approved requests from certain note holders for the conversion of $450,000 of the 6% Notes into shares of the Company's common stock. As a

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

            result of the conversion, the Company charged $450,000 to interest expense in the year ended December 31, 2002 based on the beneficial conversion feature of these notes.

      (B) These non-interest bearing advances represent monies provided to Inoteb by ANVAR, an agency of the French government that finances or subsidizes certain "credible" research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, Inoteb will not have to pay some or all of the advances.

      (C) The Company sold 7% convertible promissory notes payable (the "7% Notes") in the aggregate principal amount of $850,000 to "accredited investors" in December 2003 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933. As of December 31, 2003, the Company had received approximately $560,000 (of which approximately $128,000 was received as stockholder advances during 2002) and approximately $290,000 during February 2004 (See Note 15). The 7% Notes are convertible at any time, using a conversion rate utilizing the average closing price of the Company's common stock for the 20 trading days immediately preceding the conversion, at the holder's option, subject to Company approval. Interest on the 7% Notes is payable annually, at the Company's option, either in cash or common stock of the Company. The Company may, at any time, prepay in whole or in part the principal and accrued interest of the 7% Notes, either in cash or common stock of the Company.

      (D) During 2002, the Company was advanced approximately $100,000 and $28,000 from two stockholders of the Company and the advances were payable on demand and accrued interest at 5.0% and 7.0% per annum, respectively. In December 2003, the stockholders converted these advances into a 7% convertible note payable (See (C) above).

      The aggregate maturities of long-term debt as of December 31, 2003 were as follows:

                     December 31,
                     ------------
                         2004                                    $    45,300
                         2005                                        293,500
                         2006                                      1,260,753
                                                                 -----------

                                                                 $ 1,599,553
                                                                 ===========

NOTE 9 - INCOME TAXES

      As of December 31, 2003, the Company's United States entities had net operating loss carryforwards of approximately $10,130,000 that expire at various dates through 2023. These net operating loss carryforwards create a deferred tax asset of approximately $3,444,000. There are no other material differences between amounts used for financial reporting purposes and tax reporting purposes. Since it is more likely than not that the Company will not realize a benefit from these net operating loss carryforwards, a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

      As of December 31, 2003, the Company's wholly-owned subsidiary, Inoteb, had net operating loss carryforwards of approximately $5,000,000 under French tax regulations. Prior to January 1, 2004, these net operating losses could be carried forward five years to offset future taxable income. After

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

      January 1, 2004, these net operating loss carryforwards can be carried forward indefinitely to offset future taxable income. These net operating loss carryforwards create a deferred tax asset of approximately $1,700,000. There are no other material differences between amounts used for financial reporting purposes and tax reporting purposes. Since it is more likely than not that the subsidiary will not realize a benefit from these net operating loss carryforwards, a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

      Income taxes differ from the statutory rate due to the following as of December 31:

                                                         2003          2002
                                                      -----------   ----------
                  Income tax benefit at 34%           $ (108,500)   $ (386,800)
                  Valuation allowance                    108,500       386,800
                                                      ----------    ----------

                                                      $       --    $       --
                                                      ==========    ==========

NOTE 10 - STOCKHOLDER'S DEFICIENCY

      Effective December 23, 2002, the Company authorized a 1-for-15 reverse stock split. The common share amounts and per share information in these consolidated financial statements have been adjusted to account for this reverse stock split.

NOTE 11 - STOCK OPTION PLAN

      In May 1992, the Company adopted a stock option plan (the "Plan"). The Plan expired on May 4, 2002. A summary of the Company's stock option activity is as follows for the years ended December 31, 2003 and 2002:

         -----------------------------------------------------------------------
                                                       Common Stock
         -----------------------------------------------------------------------
                                                                Weighted average
                                               Shares            Exercise Price
         -----------------------------------------------------------------------
         Outstanding, December 31, 2001         34,270            $     89.88
         -----------------------------------------------------------------------

         -----------------------------------------------------------------------
         Grants                                     --
         -----------------------------------------------------------------------
         Exercised                                  --
         -----------------------------------------------------------------------

         -----------------------------------------------------------------------
         Outstanding, December 31, 2002         34,270            $     89.88
         -----------------------------------------------------------------------

         -----------------------------------------------------------------------
         Grants                                     --
         -----------------------------------------------------------------------
         Exercised                                  --
         -----------------------------------------------------------------------

         -----------------------------------------------------------------------
         Outstanding, December 31, 2003         34,270            $     89.88
         -----------------------------------------------------------------------

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

      A summary of the Company's stock options outstanding is as follows:

           -------------------------------------------------------------------------------------------------
                                               Options Outstanding                 Options Exercisable
           -------------------------------------------------------------------------------------------------
                                                     Weighted-
                                                      Average     Weighted                        Weighted-
                                                     Remaining    -Average                         Average
                                        Number      Contractual   Exercise         Number         Exercise
               Exercise Prices       Outstanding       Life        Price        Exercisable         Price
           -------------------------------------------------------------------------------------------------
                 $ 60.00                  668           5.50       $ 60.00            668         $  60.00
           -------------------------------------------------------------------------------------------------
                 $ 90.00               33,334           5.50       $ 90.00         33,334         $  90.00
           -------------------------------------------------------------------------------------------------
                 $150.00                  268           7.34       $150.00            268         $ 150.00
           -------------------------------------------------------------------------------------------------

           -------------------------------------------------------------------------------------------------
                                       34,270           7.29       $ 89.88         34,270         $  89.88
           -------------------------------------------------------------------------------------------------

NOTE 12 - SEGMENT AND GEOGRAPHIC INFORMATION

      The Company's operations are in one segment and all of the Company's operations are conducted from France. Information about the Company's operations and assets in different geographic locations as of December 31, 2003 and 2002 is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

                                                                                       2003            2002
                                                                                    ----------      ----------
     Total Assets:
       United States                                                                $  443,076      $1,147,042
       France                                                                          369,600         417,981
                                                                                    ----------      ----------

                                                                                    $  812,676      $1,565,023
                                                                                    ==========      ==========

      The following shows information about the Company's sales by county as of December 31, 2003 and 2002:

                                                                                       2003            2002
                                                                                    ----------      ----------
     Net Sales:
       France                                                                       $  190,000      $  179,100
       Italy                                                                            46,500          70,900
       Gibraltar                                                                        22,900          21,000
       Greece                                                                           21,400              --
       Others                                                                           81,100          79,300
                                                                                    ----------      ----------

                                                                                    $  361,900      $  350,300
                                                                                    ==========      ==========

NOTE 13 - RELATED PARTY

      The Company has a consulting agreement with its Chairman and President in which he earns $150,000 annually. This agreement expires in August 2005. As of December 31, 2003, the

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

      Company owed the president under the consulting agreement $300,000 for accrued compensation for years 2002 and 2003. The Company also owed approximately $90,000 of expenses mainly related to travel expense. These amounts have been included in due to officer in the consolidated balance sheet as of December 31, 2003.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

      The Company rents certain office space under an operating lease expiring April 30, 2004, with an automatic renewal of three years. This agreement is transferable and can be cancelled with six months notice. Rent expense was approximately $52,000 and $43,500 for the years ended December 31, 2003 and 2002, respectively. This lease was renewed for three years in April 2004 and expires on April 30, 2007.

      As of December 31, 2003, total minimum rentals under this operating lease agreement was as follows:

                Year Ending
                December 31:
                ------------
                    2004                                           $    52,000
                    2005                                                52,000
                    2006                                                52,000
                    2007                                                17,333
                                                                   -----------
                                                                   $   173,333
                                                                   ===========

NOTE 15 - SUBSEQUENT EVENT

      In February 2004, the Company received approximately $290,000 in connection with the subscription for $850,000 of convertible promissory notes payable sold in December 2003 (See Note 8(C)). The Company also received additional funds of approximately $80,000, which are yet to be documented as convertible notes payable.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 13, 2004, our Board of Directors were notified by Rogoff & Company, PC (Rogoff & Co.) that they had resigned as our independent auditors as part of Rogoff & Co.'s discontinuation of its SEC audit practice. Rogoff & Co. had served as our independent accountants since April 17, 2002 and as our independent auditors for the year ended December 31, 2002.

The report of Rogoff & Co. on our financial statements for the year ended December 31, 2002 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of our financial statements as of and for the year ended December 31, 2002 and during the subsequent interim period from January 1, 2003 through the date of resignation, there was no disagreement with Rogoff & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Rogoff & Co., would have caused Rogoff & Co. to make reference to the subject of that disagreement in its reports on our financial statements for those fiscal periods.

We requested that Rogoff & Co. furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements in this Item 4. A copy of any response received by us to that request is filed as an exhibit to our Current Report on Form 8-K as filed on February 19, 2004.

On February 16, 2004, Marcum & Kliegman LLP ("MKLLP") was engaged as our new independent accountants. During the two most recent years and the interim period preceding the engagement of MKLLP, we had not consulted with MKLLP regarding either: (1) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and either a written report or oral advice was provided to us by MKLLP that MKLLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a "disagreement" or a reportable event, as those terms are used in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

Marcum & Kliegman LLP ("Marcum") subsequently advised us that it had resigned as our independent auditors. We engaged Marcum on February 16, 2004. As provided in the Engagement Letter, Marcum's Engagement Acceptance Committee declined the engagement because it determined that the engagement failed to meet certain of Marcum's internal acceptance criteria. Marcum's decision was not based upon any perceived weakness in internal controls, any anticipated need to expand the scope of the audit or the discovery of information specified in Item 304(a)(1)(v) of Regulation S-K.

Marcum never issued a report on our financial statements nor did it perform any auditing or other services for us. There was no disagreement with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject of that disagreement in any reports on our financial statements had it issued such reports, and none of the events described in Item 304(a)(1)(v) of Regulation S-K occurred during such period with respect to Biocoral and Marcum.

We requested that Marcum furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements in this Item 4. A copy of the response to that request is filed as an exhibit to our Current Report on Form 8-K as filed on March 22, 2004.

On March 19, 2004, we engaged Weinberg & Company, P.A. ("Weinberg") as our new independent accountants. During the two most recent fiscal years and the interim period preceding the engagement of Weinberg, we had not consulted with Weinberg regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

The change of accountants was approved by our board of directors by unanimous written consent dated as of March 19, 2004 pursuant to Item 304(a)(1)(iii) of Regulation S-B.

Item 8A. Controls and Procedures

(a) Disclosure controls and procedures. Based upon an evaluation, supervised by Nasser Nassiri, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures concluded that our disclosure controls and procedures were effective as of December 31, 2003.

(b) Internal controls. During the year ended December 31, 2003, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

The following persons are our executive officers and directors:

Name                      Age          Positions with our Company
----                      ---          --------------------------
Nasser Nassiri            40           President, Chief Executive Officer and
                                       Chairman of the Board
Yuhko Grossman            38           Secretary, Treasurer and Director
Jean Darondel             61           Director

Mr. Nasser Nassiri has been the President, Chief Executive Officer and Chairman of the Board of our company since 1997. Mr. Nassiri is a Europe-based financier. Since 1990, he has been a private investor and financial advisor to several European financial and portfolio institutions, as well as group investment companies and pharmaceutical businesses in the Middle East. From 1983 to 1987, Mr. Nassiri was a director of Prak Management, a privately-held Middle East-based oil and gas holding company.

Ms. Yuhko Grossman is our Secretary, Treasurer and a director. Ms. Grossman is currently a director of Ono Trading Company of Canada Ltd., a large wholesale company dealing in industrial safety equipment, and a director of Ono Import Export Company Ltd., an international trading company. Previously, Ms. Grossman spent over ten years working with the largest retail pharmaceutical chain in Canada, where her responsibilities included the restructuring and implementation of new management and information systems following corporate buy-outs. Ms. Grossman holds degrees from Simon Fraser University in Modern European History, Political Science and Physics.

Dr. Jean Dardonel is a member of our board of directors. Dr. Jean Darondel was co-founder of Inoteb and was our President General until March 18, 2003. He is an active member of different scientific pilotage committees programs. Dr. Darondel is known for his research in the field of veterinary medicine and business development in the medical/pharmaceutical fields.

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

Scientific Advisory Board

We also have a scientific advisory board to aid us in the strategic development of our products. The following list of people are the members of the scientific advisory board:

Dr. Yves Cirotteau is an orthopedic and traumatologic surgeon. Dr. Yves Cirotteau is Medical Scientific Director of our French subsidiary. He is a member of the SOFCOT (French Orthopaedic and Traumatologic Society), Hip and Knee Society and AAAS (American Association for Advancement of Science). Dr. Cirotteau is the principal inventor of Biocoral(R) applications in curative and preventive treatments of osteoporotic fractures and is involved in its development.

Professor L'Hocine Yahia is a full professor at the mechanical department of engineering of the polytechnic school of Montreal (l'Ecole Polytechnique de Montreal) where he is in charge of research group of biomechanics and biomaterials (Groupe de recherche en biomecanique et biomateriaux "GRBB"). He is also the professor associated with the hospital complex with Montreal (Centre Hospitalier de Montreal "CHUM"). Professor Yahia has a distinguished track record in tissue engineering and advanced biomaterials "Intelligent Materials, Polymers and Ceramics".

Prof. Jean-Pierre Ouhayoun is a doctor of dental surgery and Professor and ex-Chairman of the Department of Periodontology at the University of Paris School of Dentistry. He is also Chief of the dental clinic at Garanciere Hotel Dieu, and is in charge of the research unit at the Orthopedic Research Laboratory in Paris specializing in bone regeneration.

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2003, no such reports were submitted to us for review and, based upon this, to our knowledge, all
Section 16(a) filing requirements applicable to our officers and directors have been complied with.

Item 10. Executive Compensation

Presently, none of our executive officers receive any salary. However, on September 1, 1997, we entered into a Consulting Agreement with Nasser Nassiri, our Chairman, pursuant to which Mr. Nassiri serves as our Chairman. The Agreement, which was for a three year term, provided for base compensation of $150,000 per annum, reimbursement of certain expenses and for a payment of two years' compensation thereunder in the event of a change in control of Biocoral. The agreement was renewed, on the same terms, in 2000 for two years until August 30, 2002 and has been renewed during 2002 for an additional three years until 2005. To help with our financial condition, Mr. Nassiri has deferred receipt of his cash compensation for services performed during 2003 pursuant to his Consulting Agreement and has agreed to continue this deferral in 2004.

Stock Option Plan

On May 4, 1992, we adopted a stock option plan which originally authorized the granting of options to purchase up to 2,000,000 shares of common stock. On April 16, 2001, this was increased to 20,000,000 shares.

On November 15, 1999, we granted to each of Nasser Nassiri, our Chairman and a director, and Ramine Almassi and Jean Darondel, each then a director of Biocoral (although Mr. Almassi is no longer a director) options to purchase up to 134 shares of our common stock at an exercise price of $150.00 per share. The consideration for the grant of such options was nominal. The option was exercisable at any time during the five year period following its grant. The option exercise price was in excess of the market price of the shares of our common stock on the date of grant.

On December 30, 1999, we granted to each of Nasser Nassiri, our Chairman and a director, and Yuhko Grossmann, Secretary/Treasurer and a director options to purchase up to 334 shares of the our common stock at an exercise price of $60.00 per share. The consideration for the grant of such options was nominal. The option was exercisable at any time during the five year period following its grant. The option exercise price was in excess of the market price of the shares of our common stock on the date of grant.

On May 1, 2001, we granted options to members of the Board of Directors to purchase 33,334 (13,334 to Mr. Nassiri and 10,000 each to Mr. Darondel and Ms. Grossman) shares of common stock at an exercise price of $90.00 per share which exceeded the fair market value per share as of that date. No other options were granted and no options were cancelled or exercised during the fiscal year ended December 31, 2002 and, accordingly, options to purchase 34,270 shares of common stock remained outstanding and options for the purchase of 19,965,730 shares were available for grant at December 31, 2002.

All of the above share numbers have been adjusted to reflect the 1-for-50 reverse stock split effected on April 16, 2001 for the stock option granted on November 15, 1999 and December 30, 1999 and the 1-for-15 reverse stock split effected on December 24, 2002 for the stock option granted on May 1, 2001.

Aggregated Option Exercises and Fiscal Year-End Option Values

The following table lists the number of securities underlying unexercised options at December 31, 2003.

                                                   NUMBER OF
                                                   SECURITIES         VALUE OF
                                                   UNDERLYING       UNEXERCISED
                                                  UNEXERCISED       IN-THE-MONEY
                                                    OPTIONS           OPTIONS
                         SHARES                    AT FY-END         AT FY-END
                        ACQUIRED      VALUE       EXERCISABLE/      EXERCISABLE/
         NAME          ON EXERCISE   REALIZED   UNEXERCISABLE(1)   UNEXERCISABLE
         ----          -----------   --------   ----------------   -------------
Nasser Nassiri.......       --          --         13,802/ --          --/--
Jean Darondel........       --          --         10,134/ --          --/--
Yuhko Grossman.......       --          --         10,334/ --          --/--

(1) Per share information has been retroactively adjusted for the 1-for-50 reverse stock split effectuated on April 16, 2001 and the 1-for-15 reverse stock split approved on December 24, 2002

Director Compensation

Our directors do not receive compensation for their services as directors, but are reimbursed for travel and all reasonable out-of-pocket expenses incurred in connection with each board meeting attended or other company services.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 13, 2004 by:

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 13, 2003 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

                                                     AMOUNT AND NATURE
                                                       OF BENEFICIAL
                                                      OWNERSHIP AS OF    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL                           APRIL 15,       SHARES IN
OUTSTANDING OWNER                   TITLE OF CLASS         2003           CLASS(5)
-----------------                   --------------   -----------------   ----------
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

(4) The issuance of options to the officers and directors were not approved by our shareholders.

(5)   Based upon 11,297,573 shares of common stock outstanding.

       Securities Authorized for Issuance Under Equity Compensation Plans

Other than those listed on the table above, we do not have any equity securities outstanding or authorized for issuance pursuant to any equity compensation plans.

Item 12. Certain Relationships and Related Transactions

None.

Item 13. Exhibits and Reports on Form 8-K.

(a) Unless otherwise indicated, the following is a list of exhibits filed as a part of this annual report:

--------------------------------------------------------------------------------
Exhibit Number    Description of Document
--------------------------------------------------------------------------------
3.1               Certificate of Incorporation (1)
--------------------------------------------------------------------------------
3.2               By-laws (1)
--------------------------------------------------------------------------------
3.3               Amendment No. 1 to the Certificate of Incorporation (2)
--------------------------------------------------------------------------------
3.4               Amendment No. 2 to the Certificate of Incorporation (3)
--------------------------------------------------------------------------------
4.1               Form of Company's 3 year 8% Convertible Redeemable Debenture due December 31, 2001(4)
--------------------------------------------------------------------------------
21.1              Subsidiaries (5)
--------------------------------------------------------------------------------
31 & 32           Certification of Nasser Nassiri pursuant to Section 302 and
                  906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------

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

(2) Incorporated by reference from Amendment No.1 to the Company's Form 10-SB filed with the Commission on April 18, 1994.

(3) Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB filed December 27, 1996.

(4) Incorporated by reference from the Company's Annual Report on Form 10-KSB filed April 16, 2001.

(5) Incorporated by reference from the Company's Annual Report on Form 10-KSB filed April 17, 1998.

During the fourth quarter of 2003, we filed no current reports on Form 8-K.

Item 14. Principal Accountant Fees and Services.

Audit and Tax Fees for 2003

Our principal accountant for the audit of our financial statements for the year ended December 31, 2003 is Weinberg & Company. Weinberg & Company has not yet billed us for services rendered in connection with the fiscal 2003 audit of our financial statements contained in this report. We have paid them $18,000 to date for such services. We contracted with Weinberg & Company to pay them a flat fee of $33,000 for services rendered in connection with the fiscal 2003 audit of our financial statements in this report, and further professional services for 10-QSB 3/31/04, 10-QSB 6/30/04, 10-QSB 9/30/04, including the preparation of our 2003 and 2004 corporate tax returns.

Audit, Tax and Review Fees for 2002

Our principal accountant for the audit of our financial statements for the year ended December 31, 2002 was Rogoff & Company. For services rendered in connection with the audit of our 2002 financial statements contained in this report, we paid them approximately $16,000. This is to include the preparation and filing of our tax return for fiscal year 2003 as well. In addition, we paid them approximately $12,000 for each of 2002 and 2003 for services in connection with the preparation of our unaudited financial statements for filing with our Quarterly Reports on Form 10-QSB during those years.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on May 19, 2004.

                                     BIOCORAL, INC

                                     By: /s/ Nasser Nassiri
                                         ------------------
                                         Nasser Nassiri
                                         President, Chief Executive Officer and
                                         Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                   Title                                   Date
-------------               -----                                   ----


/s/ Nasser Nassiri          President, Chief Executive Officer      May 19, 2004
------------------          and Chairman of the Board of
    Nasser Nassiri          Directors (Principal Executive
                            Officer and Principal Accounting
                            Officer)


/s/ Yuhko Grossman          Secretary, Treasurer and Director       May 19, 2004
------------------
  Yuhko Grossman


/s/ Jean Darondel           Director                                May 19, 2004
-----------------
  Jean Darondel