Form 10QSB
period 2004-03-31
BIOCORAL INC
filed 2004-06-18
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of May 21, 2004 was 11,297,573.

                                     PART I

Item 1. Financial Statements.

See condensed consolidated financial statements of Biocoral, Inc. appearing at page F-1 hereof.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in the financial statements contained elsewhere in this quarterly report and in conjunction with our discussion and analysis in our annual report on Form 10-KSB.

            Summary of Significant Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, property and equipment, stock based compensation and contingencies. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The assumptions and bases for estimates used in preparing our consolidated financial statements are set forth as significant accounting policies in the notes to the consolidated financial statements included in this annual report and are summarized below:

Intangible Assets. Intangible assets reflected in our balance sheet consist of costs related to patent applications, expenses incurred for registration and maintenance of new patents and the successful defense of patents. Amortization is computed using the straight-line method over the estimated period of benefit. The valuation of these intangible assets is based upon estimates as to the current value of each new patent and the period of benefit and such estimates are subject to fluctuations. The value of a particular patent could fluctuate based upon factors, such as competing technology or the creation of new applications, which are not accounted for in developing, but could affect, the estimates used. We own through our wholly owned subsidiary ten additional titles patent applications in various countries in Europe, Canada, the United States, Japan, Australia, and Switzerland. We own more than approximately 185 patents around the world, approximately 140 of which have thus far been granted by various countries by their official government patent office, including most European Community countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark office. Costs and expenses related to most of these patents have already been fully amortized.

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

Results of Operation for the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003.

As discussed below, our operations are conducted outside the United States of America, and as such, our functional currency is the Euro and not the US Dollar. In order to comply with accounting principles generally accepted in the United States of America, our financial statements, as well as the following discussion regarding our results of operations, are in terms of U.S. dollars. Accordingly, part of the variance in revenues and expenses discussed below is due to the fluctuating exchange rates in addition to the other factors discussed.

Net sales, which are solely attributable to Inoteb, SA ("Inoteb"), our wholly owned French subsidiary, totaled approximately $106,900 for the three months ended March 31, 2004, an increase of approximately $8,900, or 9.1%, from approximately $98,000 for the three months ended March 31, 2003. This increase in net sales is primarily attributable to products related to dental surgery.

Cost of sales was approximately $72,300 for the three months ended March 31, 2004, an increase of approximately $29,500, or 68.9%, from approximately $42,800 for the three months ended March 31, 2003. Gross profit for the three months ended March 31, 2004 and 2003 was 32.4% and 56.3%, respectively. The main factor contributing to this increase in cost of sales for the three months ended March 31, 2004 was the impact of recording resterilizable goods back into inventory during December 31, 2003. There was no corresponding inventory adjustment to affect cost of sales for the three months ended March 31, 2003.

Research and development expenses were approximately $40,300 for the three months ended March 31, 2004, a decrease of approximately $7,700, or 16.0%, from approximately $48,000 for the three months ended March 31, 2003. This decrease is principally due to costs incurred during the three months ended March 31, 2003 relating to our development of a new generation of products and additional costs relating to the feasibility of patent title applications. There were no corresponding costs during the three months ended March 31, 2004.

Total operating expenses were approximately $226,400 for the three months ended March 31, 2004, an increase of approximately $32,200, or 16.6%, from approximately $194,200 for the three months ended March 31, 2003. This increase is the result of several factors: an increase of approximately $28,500 in consulting and professional fees due primarily to new requirements of the Sarbanes-Oxley Act of 2002, and an increase of approximately $11,400 in administrative expenses. These increases were offset by slight decreases in research and development costs.

Total other income (expense) was an expense of approximately $23,900 for the three months ended March 31, 2004, an increase of approximately $6,900, or 40.0%, from an expense of approximately $17,000 for the three months ended March 31, 2003. This increase in expenses is due primarily to two factors: during the three months ended March 31, 2003 we received a dividend of approximately $15,600 which we did not receive during the three months ended March 31, 2004 and interest expense decreased by approximately $7,400 between the periods due to a decrease in notes payable.

As a result of the above, our net loss for the three months ended March 31, 2004 totaled approximately $215,700, or $.02 per share compared to a net loss of approximately $156,100 or $.01 per share for the three months ended March 31, 2003. These losses per share were based on weighted average common shares outstanding of 11,297,573 for both the three months ended March 31, 2004 and 2003.

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying condensed consolidated financial statements, we had net losses of approximately $215,700 and $156,100 for the three months ended March 31, 2004 and 2003, respectively. Management believes that it is likely that we will continue to incur net losses through at least the end of 2004. We had a working capital deficiency and stockholders' deficiency of approximately $557,200 and $2,292,800 at March 31, 2004, respectively.

An accredited investor has committed to fund us up to $300,000 to cover operating shortfalls for the balance of 2004. Management plans to seek additional equity and/or debt financing and/or, if necessary, request that our lenders convert our existing obligations to common stock. Accordingly, management believes, that we have sufficient liquid resources to operate through at least December 31, 2004 and will have the ability to make or defer the payment of our obligations as they come due. During February 2004, we received approximately $290,000 in connection with the subscription for $850,000 of 7% convertible promissory notes payable, which we sold during

December 2003. In addition, we received approximately $80,000 for additional 7% convertible promissory notes payable. We are in the process of obtaining signed agreements relating to the additional $80,000.

Item 3. Controls and Procedures

a) Disclosure controls and procedures. Based upon an evaluation, conducted by Nasser Nassiri, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Nassiri concluded that our disclosure controls and procedures were effective as of March 31, 2004.

(b) Internal controls. During the three months ended March 31, 2004, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

                                     PART II

Item 1. Legal Proceedings.

There is no material litigation pending against us at this time.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

During February 2004, we received approximately $290,000 from the issuance of our 7% convertible promissory notes, which we sold during December 2003, as well as additional funds of approximately $80,000, which are yet to be documented as additional 7% convertible promissory notes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  31 Rule 13a-14(a)/15d-14(a) Certification of Nasser Nassiri.

     32 Section 1350 Certification of Nasser Nassiri.

(b)  Reports on Form 8-K:

On February 19, 2004, we filed a Form 8-K announcing a change in our independent accountants.

On March 22, 2004, we filed a Form 8-K announcing a change in our independent accountants.

On May 5, 2004, we amended our Form 8-K which was filed on March 22, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: June 17, 2004

                                      BIOCORAL, INC.


                                             /s/ Nasser Nassiri
                                             ------------------
                                             Nasser Nassiri, Chairman, CEO
                                             and Principal Accounting Officer

                         BIOCORAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                                 MARCH 31, 2004

                         BIOCORAL, INC. AND SUBSIDIARIES

                                    CONTENTS

PAGE     2    CONDENSED CONSOLIDATED BALANCE SHEETS  AS OF
              MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003

PAGE     3    CONDENSED CONSOLIDATED STATEMENTS OF
              OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,
              2004 AND 2003 (UNAUDITED)

PAGE     4    CONDENSED CONSOLIDATED STATEMENTS  OF CASH
              FLOWS FOR THE THREE MONTHS ENDED MARCH 31,
              2004 AND 2003 (UNAUDITED)

PAGE     5-8  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
              STATEMENTS  OF AS OF MARCH 31, 2004 (UNAUDITED)

                                      * * *

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
             AS OF MARCH 31, 2004 (Unaudited) AND DECEMBER 31, 2003

                                   ASSETS
                                                                                2004            2003
                                                                            ------------    ------------
Current Assets:
    Cash                                                                    $    281,193    $     88,489
    Restricted cash held in reserve account by bank                               31,977              --
    Investments in marketable securities                                         216,052         208,189
    Accounts receivable, net of allowance for doubtful accounts of $1,900        161,023         137,200
    Inventories                                                                  136,000         183,600
    Prepaid expenses and other current assets                                      9,100           1,200
                                                                            ------------    ------------
      Total Current Assets                                                       835,345         618,678

Property and equipment, net                                                       20,500          24,100
Restricted cash held in escrow                                                    11,049          11,049
Investment in limited partnership                                                 35,209          35,209
Intangible assets, net                                                           109,644         111,140
Other assets                                                                      12,000          12,500
                                                                            ------------    ------------
      Total Assets                                                          $  1,023,747    $    812,676
                                                                            ============    ============

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current  Liabilities:
    Accounts payable                                                        $    532,902    $    576,764
    Due to officer                                                               433,500         390,000
    Accrued interest payable                                                     347,980         317,707
    Current portion of long-term debt                                             78,200          45,300
                                                                            ------------    ------------
      Total Current Liabilities                                                1,392,582       1,329,771

Long-term debt, net of current portion                                         1,879,800       1,554,253
Other liabilities                                                                 44,200          45,700
                                                                            ------------    ------------
      Total Liabilities                                                        3,316,582       2,929,724
                                                                            ------------    ------------

Commitments and contingencies

Stockholders' Deficiency:
    Preferred stock, par value $.001 per share; 1,000,000  shares
      authorized ; none issued                                                        --              --
    Common Stock; $.001 par value;  100,000,000 shares authorized;
      11,297,573 shares issued and outstanding                                    11,298          11,298
    Additional paid-in capital                                                17,337,292      17,337,292
    Accumulated other comprehensive loss                                        (647,751)       (687,629)
    Accumulated deficit                                                      (18,993,674)    (18,778,009)
                                                                            ------------    ------------
      Total Stockholders' Deficiency                                          (2,292,835)     (2,117,048)
                                                                            ------------    ------------
      Total Liabilities and Stockholders' Deficiency                        $  1,023,747    $    812,676
                                                                            ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                                             2004            2003
                                                                         ------------    ------------
Net sales                                                                $    106,900    $     98,000
Cost of sales                                                                  72,300          42,800
                                                                         ------------    ------------

   Gross profit                                                                34,600          55,200
                                                                         ------------    ------------

Operating expenses:
   Research and development                                                    40,308          48,055
   Consulting and professional fees                                            81,400          52,884
   Depreciation and amortization                                                4,396           4,409
   General and administrative                                                 100,285          88,895
                                                                         ------------    ------------

     Total operating expenses                                                 226,389         194,243
                                                                         ------------    ------------

   Loss from operations                                                      (191,789)       (139,043)
                                                                         ------------    ------------

Other income (expense)
   Interest, net                                                              (25,376)        (32,824)
   Other                                                                        1,500          15,775
                                                                         ------------    ------------

     Total other income (expense)                                             (23,876)        (17,049)
                                                                         ------------    ------------

Net loss                                                                     (215,665)       (156,092)

Other comprehensive income (loss)
   Foreign translation gain (loss)                                             32,015         (47,255)
   Unrealized gain on marketable securities                                     7,836          31,099
                                                                         ------------    ------------

Comprehensive loss                                                       $   (175,814)   $   (172,248)
                                                                         ============    ============

Basic and diluted net loss per share                                     $      (0.02)   $      (0.01)
                                                                         ============    ============

Basic and diluted weighted average number of common shares outstanding     11,297,573      11,297,573
                                                                         ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                                2004         2003
                                                             ---------    ---------
Cash flows from operating activities:
   Net loss                                                  $(215,665)   $(156,092)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
       Depreciation and amortization                             4,396        4,409
   Change in operating assets and liabilities:
     Accounts receivable                                       (23,823)      (7,700)
     Inventories                                                47,600        4,700
     Prepaid expenses and other current assets                  (7,900)     (19,275)
     Other assets                                                  500       (1,001)
     Accounts payable and accrued interest payable             (13,589)     154,403
     Due to officer                                             43,500       37,500
     Other liabilities                                          (1,500)       3,800
                                                             ---------    ---------

Net cash (used in) provided by operating activities           (166,481)      20,744
                                                             ---------    ---------

Cash flows from investing activities:
   Increase in restricted cash                                 (31,977)          --
   Purchases of property and equipment                              --       (6,322)
                                                             ---------    ---------
                                                               (31,977)      (6,322)
                                                             ---------    ---------
Cash flows from financing activities:
   Proceeds from long-tem debt                                 370,000       27,700
                                                             ---------    ---------

Effects of changes in exchange rates on cash                    21,162      (50,355)
                                                             ---------    ---------

Net increase (decrease) in cash                                192,704       (8,233)
Cash, beginning of period                                       88,489       42,770
                                                             ---------    ---------

Cash, end of period                                          $ 281,193    $  34,537
                                                             =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

Biocoral, Inc. ("Biocoral") is a holding company that conducts its operations primarily through a wholly-owned French subsidiary, Inoteb SA ("Inoteb"). Biocoral was incorporated under the laws of the State of Delaware on May 4, 1992. Biocoral, Bio Holdings International, Ltd., Inoteb and Biocoral's other subsidiaries are referred to collectively herein as the "Company."

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

NOTE 2 - LIQUIDITY

The Company has incurred net losses of $215,665 and $156,092 for the three months ended March 31, 2004 and 2003, respectively, and has a negative cash flow from operations of $166,481 for the three months ended March 31, 2004. Management believes that it is likely that the Company will continue to incur losses through at least the balance of 2004. The Company also has a working capital deficiency and stockholders deficiency of approximately $557,000 and $2,293,000, respectively, at March 31, 2004. During February 2004, the Company received approximately $370,000, of which, approximately $290,000 related to the issuance of the $850,000 subscription for 7% convertible promissory notes payable sold in December 2003 and funds of approximately $80,000 for additional 7% convertible promissory notes payable (see Note 5). In addition, the Company had as of March 31, 2004 $216,052 of investments in available-for-sale securities. Management believes that these funds will provide sufficient working capital to operate through 2004

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include all of the accounts of Biocoral, Inc. and its wholly-owned subsidiaries, Bio Holdings International, Ltd., Cabestan, Inc., Immo Distribution, Ltd., 3H and Inoteb, S.A., as of March 31, 2004 and for the three months ended March 31, 2004 and 2003. Cabestan, Inc., 3H and Immo Distribution are not operating subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

(C) Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results that may be expected for the full year.

(D) Stock Based Compensation

The Company has adopted Statement of Financial Accounting Statement ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the fair value method of accounting as discussed in SFAS 123 as of January 1, 2003. Accordingly, stock options and warrants, when issued, will be recorded in accordance with the terms of that document.

(E) Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

(F) Per Shares Data

Basic and diluted net loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding as defined by statement of Financial Accounting Standard, No. 128, "Earning Per Shares". Common stock equivalents have not been included in the computation of diluted loss per shares since the effect would be anti-dilutive.

(G) Reclassifications

Certain reclassifications have been made to the March 31, 2003 financial statements to conform to the March 31, 2004 presentation.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 4 - INVESTMENTS IN MARKETABLE SECURITIES

The cost and fair market value of marketable securities available-for-sale consisted of the following:

                              March 31, 2004            December 31, 2003
                          -----------------------   -----------------------
                             Cost      Fair Value     Cost       Fair Value
                          ----------   ----------   ----------   ----------
                                (Unaudited)

      Equity securities   $  646,057   $  216,052   $  646,057   $  208,189
                          ==========   ==========   ==========   ==========

NOTE 5 - LONG TERM DEBT

Long-term debt consisted of the following at March 31, 2004 and December 31, 2003:

                                                 March 31,    December 31,
                                                   2004          2003
                                                -----------  -------------
                                                (Unaudited)

      6% convertible promissory notes payable   $  700,000   $     700,000
      ANVAR advances                               328,000         338,800
      7% convertible promissory notes payable      930,000         560,753
                                                ----------   -------------

                                                 1,958,000       1,599,553
      Less current portion                          78,200          45,300
                                                ----------   -------------

                                                $1,879,800   $   1,554,253
                                                ==========   =============

During February 2004, the Company received approximately $290,000 in connection with the subscription for $850,000 of 7% convertible promissory notes payable sold during December 2003. In addition, the Company received approximately $80,000 for additional 7% convertible promissory notes payable. The Company is in the process of obtaining signed agreements relating to the additional $80,000.

NOTE 6 - RELATED PARTY

As of March 31, 2004, and December 31, 2003, the Company owed its president $337,500 and $300,000, respectively, for accrued compensation and $96,000 and $90,000, respectively, of expenses mainly related to travel expenses. These amounts have been included in due to officer in the accompanying balance sheets as of March 31, 2004 and December 31, 2003.

The president has deferred receipt of his cash compensation for services performed during 2003 and has agreed to continue this deferral in 2004.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operations are in one segment and all of the Company's operations are conducted from France. Information about the Company's operations and assets in different geographic locations as of March 31, 2004 and December 31, 2003 is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

                             March 31, 2004    December 31, 2003
                             --------------    -----------------
      Total Assets:
        United States          $  644,647          $443,076
        France                    379,100           369,600
                               ----------          --------

                               $1,023,747          $812,676
                               ==========          ========

NOTE 8 - SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

The following shows information about the Company's sales by country as of March 31, 2004 and 2003:

                        March 31, 2004    March 31, 2003
                        --------------    --------------
      Net Sales:
        France             $ 49,500          $49,400
        Italy                25,200           18,700
        Gibraltar             5,500            6,000
        Greece                   --            2,400
        Other                26,700           21,500
                           --------          -------

                           $106,900          $98,000
                           ========          =======