Form 10QSB
period 2004-06-30
BIOCORAL INC
filed 2004-08-16
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2004

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

The number of shares of common stock outstanding as of July 31, 2004 was 11,297,573.

                                     PART I

Item 1. Financial Statements.

See consolidated financial statements of Biocoral, Inc. appearing at page F-1 hereof.

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

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, property and equipment, stock based compensation and contingencies. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The assumptions and bases for estimates used in preparing our consolidated financial statements are set forth as significant accounting policies in the notes to the consolidated financial statements included in this quarterly report and are summarized below:

Intangible Assets. Intangible assets reflected in our balance sheet consist of costs related to patent applications, expenses incurred for registration and maintenance of new patents and the successful defense of patents. Amortization is computed using the straight-line method over the estimated period of benefit. The valuation of these intangible assets is based upon estimates as to the current value of each new patent and the period of benefit and such estimates are subject to fluctuations. The value of a particular patent could fluctuate based upon factors, such as competing technology or the creation of new applications, which are not accounted for in developing, but could affect, the estimates used. We own through our wholly owned subsidiary ten additional titles patent applications in various countries in Europe, Canada, the United States, Japan, Australia, and Switzerland. We own more than approximately 185 patents around the world, approximately 140 of which have thus far been granted by various countries by their official government patent office, including most European Community countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark office. These patents were fully amortized in our subsidiary's financial statements before consolidation and are not included in Intangible Assets on our balance sheet.

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

           Results of Operation for the Six Months Ended June 30, 2004
                 Compared to the Six Months Ended June 30, 2003.

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

Net sales, which are solely attributable to Inoteb, SA ("Inoteb"), our wholly owned French subsidiary, totaled approximately $203,000 for the six months ended June 30, 2004, an increase of approximately $8,000, or 4.0%, from $195,000 for the six months ended June 30, 2003. This increase in net sales is primarily attributable to products related to dental surgery in Europe.

Cost of sales was approximately $111,000 for the six months ended June 30, 2004, an increase of approximately $27,000, or 32.2%, from approximately $84,000 for the six months ended June 30, 2003. This increase was primarily the result of increases of various expenses and an increase in the exchange rate for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Gross profit for the six months ended June 30, 2004 and 2003 was approximately 45% and 57%, respectively, based on the changes in sales and cost of sales.

Research and development expenses were approximately $165,000 for the six months ended June 30, 2004, an increase of approximately $66,000, or 67.6%, from approximately $99,000 for the six months ended June 30, 2003. This increase is principally due to costs incurred during the six months ended June 30, 2004 relating to our development of a new generation of products and additional costs relating to the feasibility of patent title applications. There were no corresponding costs during the six months ended June 30, 2003.

Consulting and professional fees were approximately $139,000 for the six months ended June 30, 2004, an increase of approximately $30,000 or 27.5%, from approximately $109,000 for the six months ended June 30, 2003. This increase is due primarily to new requirements of the Sarbanes-Oxley Act of 2002.

General and administrative expenses were approximately $200,000 for the six months ended June 30, 2004, an increase of approximately $21,000, or 11.7%, from approximately $179,000 for the six months ended June 30, 2003. This increase is the result an increase of approximately $21,000 in various administrative expenses.

Total operating expenses were approximately $512,000 for the six months ended June 30, 2004, an increase of approximately $117,000, or 29.4%, from approximately $395,000 for the six months ended June 30, 2003. This increase is the result of several factors: an increase of approximately $30,000 in consulting and professional fees due primarily to new requirements of the Sarbanes-Oxley Act of 2002, an increase of approximately $21,000 in administrative expenses and an increase of approximately $66,000 in research and development costs.

Total other income (expense) was an expense of approximately $65,900 for the six months ended June 30, 2004, an increase in expenses of approximately $238,500, or 138.2%, from income of approximately $172,600 for the six months ended June 30, 2003. This increase in expenses is due primarily to the fact that during the six months ended June 30, 2003 we had approximately $179,800 of debt forgiven for which there is no corresponding amount for the six months ended June 30, 2004.

As a result of the above, our net loss for the six months ended June 30, 2004 totaled approximately $485,200, or $.04 per share compared to a net loss of approximately $111,300 or $.01 per share for the six months ended June 30, 2003. These losses per share were based on weighted average common shares outstanding of 11,297,573 for both the six months ended June 30, 2004 and 2003.

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, we had net losses of approximately $485,200 and $111,300 for the six months ended June 30, 2004 and 2003, respectively. Management believes that it is likely that we will continue to incur net losses through at least the end of 2004. We had a working capital deficiency and stockholders' deficiency of approximately $812,000 and $2,564,000 at June 30, 2004, respectively.

During February 2004, we received approximately $290,000 under our subscription for $850,000 of 7% convertible promissory notes payable sold during December 2003. In addition, during February 2004 we received approximately $80,000 of 7% convertible promissory notes payable. During July 2004, we received approximately $300,000, including an additional $20,000 of 7% convertible promissory notes payable bringing the total 7% convertible promissory notes payable to $950,000 and $280,000 payable on demand, with interest at 7%, per annum. We will pay a 7% commission on this $300,000.

Item 3. Controls and Procedures

a) Disclosure controls and procedures. Based upon an evaluation, conducted by Nasser Nassiri, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Nassiri concluded that our disclosure controls and procedures were effective as of June 30, 2004.

(b) Internal controls. During the six months ended June 30, 2004, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

                                     PART II

Item 1. Legal Proceedings.

There is no material litigation pending against us at this time.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

During February 2004, we received approximately $290,000 from the issuance of our 7% convertible promissory notes, which we sold during December 2003, as well as additional funds of approximately $80,000, of additional 7% convertible promissory notes. During July 2004, we received approximately $300,000, including an additional $20,000 of 7% convertible promissory notes payable bringing the total 7% convertible promissory notes payable to $950,000 and $280,000 payable on demand, with interest at 7%, per annum.

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

      32    Section 1350 Certification of Nasser Nassiri.

(b)   Reports on Form 8-K:

On May 5, 2004, we amended our Form 8-K which was filed on March 22, 2004.

On July 27, 2004 we filed a Form 8-K announcing a change in our independent accountants.

On August 8, 2004 we filed a Form 8-K announcing our new independent accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 13, 2004

                                        BIOCORAL, INC.


                                             /s/ Nasser Nassiri
                                             -----------------------------------
                                             Nasser Nassiri, Chairman, CEO
                                             and Principal Accounting Officer

                         BIOCORAL, INC. AND SUBSIDIARIES

                                    CONTENTS

PAGE    2       CONSOLIDATED BALANCE SHEETS AS OF JUNE 30,
                2004 (UNAUDITED) AND DECEMBER 31, 2003

PAGE    3       CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND
                2003 AND THE THREE MONTHS ENDED JUNE 30,
                2004 AND 2003 (UNAUDITED)

PAGE    4       CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2004
                AND 2003 (UNAUDITED)

PAGE    5-8     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED)

                         BIOCORAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  ASSETS

                                                                          June 30,          December 31,
                                                                            2004                2003
                                                                        ------------        ------------
                                                                         (Unaudited)
Current Assets
   Cash                                                                 $    122,936        $     88,489
   Restricted cash held in reserve account by bank                            31,977                  --
   Investments in marketable securities                                      215,877             208,189
   Accounts receivable, net of allowance for doubtful accounts
     of $2,700 for 2004 and $1,900 for 2003                                  136,523             137,200
   Inventories                                                               129,400             183,600
   Prepaid expenses and other current assets                                  13,500               1,200
                                                                        ------------        ------------

     Total Current Assets                                                    650,213             618,678

Property and equipment, net                                                   18,400              24,100
Restricted cash held in escrow                                                11,049              11,049
Investment in limited partnership                                             20,209              35,209
Intangible assets, net                                                       108,148             111,140
Other assets                                                                  12,000              12,500
                                                                        ------------        ------------

       Total Assets                                                     $    820,019        $    812,676
                                                                        ============        ============

                                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current  Liabilities
   Accounts payable                                                     $    569,887        $    576,764
   Due to officer                                                            439,500             390,000
   Accrued interest payable                                                  374,755             317,707
   Current portion of long-term debt                                          77,800              45,300
                                                                        ------------        ------------

     Total Current Liabilities                                             1,461,942           1,329,771

Long-term debt, net of current portion                                     1,878,300           1,554,253
Other liabilities                                                             43,900              45,700
                                                                        ------------        ------------

     Total Liabilities                                                     3,384,142           2,929,724
                                                                        ------------        ------------

Commitments and contingencies

Stockholders' Deficiency
   Preferred stock; par value $.001 per share; 1,000,000  shares
     authorized; none issued                                                    None                None
   Common Stock; $.001 par value;  100,000,000 shares authorized;
     11,297,572 shares issued and outstanding                                 11,298              11,298
   Additional paid-in capital                                             17,337,292          17,337,292
   Accumulated other comprehensive loss                                     (649,467)           (687,629)
   Accumulated deficiency                                                (19,263,246)        (18,778,009)
                                                                        ------------        ------------

     Total Stockholders' Deficiency                                       (2,564,123)         (2,117,048)
                                                                        ------------        ------------

       Total Liabilities and Stockholders' Deficiency                   $    820,019        $    812,676
                                                                        ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Six Months Ended                   Three Months Ended
                                                                  June 30,                            June 30,
                                                       ------------------------------      ------------------------------
                                                           2004              2003              2004              2003
                                                       ------------      ------------      ------------      ------------
Net sales                                              $    203,100      $    195,200      $     96,200      $     97,200
Cost of sales                                               110,800            83,800            38,500            41,000
                                                       ------------      ------------      ------------      ------------

   Gross Profit                                              92,300           111,400            57,700            56,200
                                                       ------------      ------------      ------------      ------------

Operating Expenses
   Research and development                                 165,411            98,747           125,103            50,692
   Consulting and professional fees                         139,334           109,241            57,934            56,357
   Depreciation and amortization                              7,292             8,737             2,896             4,328
   General and administrative                               199,649           178,556            99,364            89,661
                                                       ------------      ------------      ------------      ------------

     Total Operating Expenses                               511,686           395,281           285,297           201,038
                                                       ------------      ------------      ------------      ------------

   Loss From Operations                                    (419,386)         (283,881)         (227,597)         (144,838)
                                                       ------------      ------------      ------------      ------------

Other Income (Expense)
   Interest, net                                            (52,451)          (53,378)          (27,075)          (20,554)
   Equity in loss of partnership                            (15,000)               --           (15,000)               --
   Foregiveness of debt                                          --           179,836                --           179,836
   Other                                                      1,600            46,143               100            30,368
                                                       ------------      ------------      ------------      ------------

     Total Other Income (Expense)                           (65,851)          172,601           (41,975)          189,650
                                                       ------------      ------------      ------------      ------------

Net (Loss) Income                                          (485,237)         (111,280)         (269,572)           44,812

Other Comprehensive Income (Loss)
   Foreign translation gain (loss)                           30,474           (66,138)           (1,541)          (15,783)
   Unrealized gain (loss) on marketable securities            7,688            68,362              (148)           37,263
                                                       ------------      ------------      ------------      ------------

Comprehensive (Loss) Income                            $   (447,075)     $   (109,056)     $   (271,261)     $     66,292
                                                       ============      ============      ============      ============

Basic and diluted net (loss) income per share          $      (0.04)     $      (0.01)     $      (0.02)                *
                                                       ============      ============      ============      ============

Basic and diluted weighted average number
   of common shares outstanding                          11,297,572        11,297,572        11,297,572        11,297,572
                                                       ============      ============      ============      ============

*     Less than $.01.

The accompanying notes are an integral part of these consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Six Months Ended
                                                                            June 30,
                                                                    --------------------------
                                                                      2004             2003
                                                                    ---------      -----------
Cash flows from operating activities
    Net loss                                                        $(485,237)     $  (111,280)
    Adjustments to reconcile net loss to net cash used in
      operating activities
        Depreciation and amortization                                   7,292            8,737
        Equity in loss of partnership                                  15,000               --
        Forgiveness of debt                                                --         (179,836)
        Provision for doubtful accounts                                   800              200
    Change in operating assets and liabilities
      Accounts receivable                                                (123)           1,600
      Inventories                                                      54,200            1,000
      Prepaid expenses and other current assets                       (12,300)         (21,475)
      Other assets                                                        500           (1,500)
      Accounts payable and accrued interest payable                    50,171          191,451
      Due to officer                                                   49,500           95,000
      Other liabilities                                                (1,800)           5,700
                                                                    ---------      -----------

Net cash used in operating activities                                (321,997)         (10,403)
                                                                    ---------      -----------

Cash flows from investing activities
    Increase in restricted cash held in reserve account by bank       (31,977)              --
                                                                    ---------      -----------

Cash flows from financing activities
    Principal payments on long-term debt                                   --       (1,000,000)
    Restricted cash held in escrow                                         --        1,000,000
    Proceeds from long-tem debt                                       375,000           94,927
                                                                    ---------      -----------

Net cash provided by in financing activities                          375,000           94,927
                                                                    ---------      -----------

Effects of changes in exchange rates on cash                           13,421          (66,138)
                                                                    ---------      -----------

Net increase in cash                                                   34,447           18,386

Cash, beginning of period                                              88,489           42,770
                                                                    ---------      -----------

Cash, end of period                                                 $ 122,936      $    61,156
                                                                    =========      ===========

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

      The Company's operations are in one business segment which consists primarily of researching, developing, manufacturing and marketing patented high-technology biomaterials and bone substitute materials made from coral and other orthopedic, oral and maxillo-facial products, including products marketed under the trade name of Biocoral "R". All of the Company's operations are conducted from France. The Company has obtained regulatory approvals to market its products throughout Europe, Canada and certain other countries. The Company owns various patents for its products that have been registered and issued in the United States, Canada, Japan, Australia and various countries throughout Europe. However, the Company has not applied for the regulatory approvals needed to market its products in the United States.

NOTE 2 - LIQUIDITY

      The Company incurred net losses of $485,237 and $111,280 for the six months ended June 30, 2004 and 2003, respectively, and had a negative cash flow from operations of $321,997 for the six months ended June 30, 2004. Management believes it is likely that the Company will continue to incur losses through at least the balance of 2004. The Company also had a working capital deficiency and stockholders' deficiency of approximately $812,000 and $2,564,000, respectively, at June 30, 2004. During February 2004 and July 2004, the Company received approximately $375,000 (Note 5) and an additional $300,000 (Note 7), respectively. In addition, the Company had at June 30, 2004, $215,877 of marketable securities. Management believes that these funds will provide sufficient working capital to operate through June 2005.

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      (A) Basis of Presentation

      The accompanying consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States.

      (B) Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Biocoral, Inc. and its wholly-owned subsidiaries, Bio Holdings International, Ltd., Cabestan, Inc., Immo Distribution, Ltd., 3H Humane, Health Hightech PLC Inoteb, S.A. Cabestan, Inc., 3H Humane, Health Hightech PLC and Immo Distribution, Ltd. are not operating subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

      (C) Interim Consolidated Financial Statements

      The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of Biocoral, Inc. together with the Company's Management's, Discussion and Analysis, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Interim results are not necessarily indicative of the results that may be expected for the full year.

      (D) Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (E) Reclassifications

      Certain reclassifications have been made to the June 30, 2003 consolidated financial statements to conform to the June 30, 2004 presentation.

      (F) New Accounting Pronouncements

      Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 4 - INVESTMENTS IN MARKETABLE SECURITIES

      The cost and fair market value of marketable securities, all of which are available for sale, consisted of the following:

                                  June 30, 2004             December 31, 2003
                             -----------------------     -----------------------
                               Cost       Fair Value       Cost       Fair Value
                             --------     ----------     --------     ----------
                                   (Unaudited)
      Equity securities      $646,057      $215,877      $646,057      $208,189
                             ========      ========      ========      ========

NOTE 5 - LONG TERM DEBT

      Long-term debt consisted of the following:

                                                            June 30,      December 31,
                                                              2004            2003
                                                          -----------     ------------
                                                          (Unaudited)
            6% convertible promissory notes payable       $  700,000       $  700,000
            ANVAR advances                                   326,100          338,800
            7% convertible promissory notes payable          930,000          560,753
                                                          ----------       ----------

                                                           1,956,100        1,599,553
            Less current portion                              77,800           45,300
                                                          ----------       ----------

                                                          $1,878,300       $1,554,253
                                                          ==========       ==========

      During February 2004, the Company received an additional $289,247 under the subscription for $850,000 of 7% convertible promissory notes payable sold during December 2003. In addition, the Company received an additional $80,000 of 7% convertible promissory notes payable.

NOTE 6 - SEGMENT AND GEOGRAPHIC INFORMATION

      Information about the Company's assets and sales in different geographic locations at June 30, 2004 and December 31, 2003 is as follows:

                                               June 30,         December 31,
                                                 2004               2003
                                              -----------       ------------
                                              (Unaudited)
      Total Assets:
        United States                          $483,719           $443,076
        France                                  336,300            369,600
                                               --------           --------

                                               $820,019           $812,676
                                               ========           ========

                                   Six Months Ended June 30,     Three Months Ended June 30,
                                   -------------------------     ---------------------------
                                       2004         2003              2004        2003
                                     --------     --------           -------     -------
                                          (Unaudited)                    (Unaudited)
      Net Sale:
        France                       $ 98,200     $ 89,900           $48,700     $40,500
        Other European countries       63,900       52,900            33,200      25,800
        Others                         41,000       52,400            14,300      30,900
                                     --------     --------           -------     -------

                                     $203,100     $195,200           $96,200     $97,200
                                     ========     ========           =======     =======

NOTE 7 - SUBSEQUENT EVENTS

      During July 2004, the Company received approximately $300,000, including an additional $20,000 of 7% convertible promissory notes payable and $280,000 payable on demand, with interest at 7%, per annum. The Company will pay a 7% commission on this $300,000.