Form 10QSB
period 2004-09-30
BIOCORAL INC
filed 2004-11-22
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2004

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of November 17, 2004 was 11,297,572.

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

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, inventory, long-lived assets, investment in partnership, stock based compensation and contingencies. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The assumptions and bases for estimates used in preparing our consolidated financial statements are set forth as significant accounting policies in the notes to the consolidated financial statements included in this annual report and are summarized below:

Patents. Patents reflected in our balance sheet consist of new costs related to applications, expenses incurred for registration and maintenance of new patents and the successful defense of patents. Amortization is computed using the straight-line method over the estimated period of benefit. The valuation of these intangible assets is based upon estimates as to the current value of each new patent and the period of benefit and such estimates are subject to fluctuations. The value of a particular patent could fluctuate based upon factors, such as competing technology or the creation of new applications, which are not accounted for in developing, but could affect, the estimates used. We own approximately 185 patents around the world, of which approximately 140 have been granted and the balance are pending, by various official government patent offices, including most European Community countries, Canada, Australia, Japan and the United States, by the United States Department of Commerce's Patent and Trademark Office. Certain of these patents are fully amortized

Allowance for Doubtful Accounts. We estimate uncollectibility of trade accounts receivable by analyzing historical bad debts, customer concentrations, customer creditworthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. We consider these factors to be the best available indicators of the likelihood of collection of trade accounts receivable. However, they are subject to uncertainty, and collectibility cannot be precisely determined.

Investment in Limited Partnership. We own an investment in a limited partnership, which is accounted for under the equity method of accounting. Under this method, the initial investment is recorded at cost. As there is no market for this partnership interest by which for us to determine its fair value. Should we determine to sell it, the proceeds received may vary greatly from the carrying value reflected on our balance sheet.

        Results of Operation for the Nine Months Ended September 30, 2004
              Compared to the Nine Months Ended September 30, 2003.

As discussed below, our operations are conducted outside the United States of America, and as such, our functional currency is the Euro and not the US Dollar. In order to comply with accounting principles generally accepted in the United States of America, our financial statements, as well as the following discussion regarding our results of operations, are in U.S. dollars. Accordingly, part of the variances in revenues and expenses discussed below are due to the fluctuations in exchange rates in addition to the other factors discussed.

Net sales, which are solely attributable to Inoteb, SA ("Inoteb"), our wholly owned French subsidiary, totaled approximately $248,500 for the nine months ended September 30, 2004, a decrease of approximately $16,300, or 6.0%, from $264,800 for the nine months ended September 30, 2003. This decrease in net sales is primarily attributable to products related to cranio- and maxillo-facial surgery.

Cost of sales was approximately $132,200 for the nine months ended September 30, 2004, an increase of approximately $20,300 or 18%, from approximately $111,900 for the nine months ended September 30, 2003. This increase was primarily the result of increased cost of inventory and a significant increase in the exchange rate for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. Gross profit for the nine months ended September 30, 2004 and 2003 was approximately 47% and 58%, respectively, based on the changes in sales and cost of sales.

Research and development expenses were approximately $179,900 for the nine months ended September 30, 2004, an increase of approximately $36,400, or 25%, from approximately $143,500 for the nine months ended September 30, 2003. This increase is principally due to costs incurred during the nine months ended September 30, 2004 relating to our development of a new generation of products and additional costs relating to the feasibility of patent title applications. There were no corresponding costs during the nine months ended September 30, 2003. Part of the increase was also due to an increase in the exchange rate for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Consulting and professional fees were approximately $203,000 for the nine months ended September 30, 2004, an increase of approximately $39,000 or 24%, from approximately $164,000 for the nine months ended September 30, 2003. This increase is due primarily to new requirements of the Sarbanes-Oxley Act of 2002 and in part by an increase in the exchange rate for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

General and administrative expenses were approximately $271,000 for the nine months ended September 30, 2004, an increase of approximately $26,000, or 11%, from approximately $245,000 for the nine months ended September 30, 2003. The increase is primarily a result of an increase in the exchange rates and, to a lesser extent, payment of PCAOB fees.

Total operating expenses were approximately $663,000 for the nine months ended September 30, 2004, an increase of approximately $100,000, or 18%, from approximately $562,100 for the nine months ended September 30, 2003. This increase is the result of several factors: an increase in consulting and professional fees due primarily to new requirements of the Sarbanes-Oxley Act of 2002, an increase in research and development costs and significant increase in the exchange rate of approximately 8% for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Total other income (expense) for the nine months ended September 30, 2004 was approximately $182,000 compared to approximately $154,000 for the nine months ended September 30, 2003, or an increase of approximately $29,000, or 19%. This increase resulted from an increase in debt forgiveness income of approximately $118,000, offset by an increase in interest expense of approximately $28,000 (resulting from an increase in our long term debt), equity in loss from partnership and a dividend income of approximately $33,000 in 2003.

As a result of the above, our net loss for the nine months ended September 30, 2004 was approximately $364,000, $.03 per share, compared to a net loss of approximately $256,000, $.02 per share for the nine months ended September 30, 2003.

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, we had net losses of approximately $364,000 and $256,000 for the nine months ended September 30, 2004 and 2003, respectively. Management believes that it is likely that we will continue to incur net losses through September 2005. We had a working capital deficiency and stockholders' deficiency of approximately $696,000 and $2,504,000 at September 30, 2004, respectively, and a working capital deficiency and stockholders' deficiency of approximately $749,000 and $2,154,500 respectively at September 30, 2003.

Our net cash used in operations increased approximately $492,000 to $478,000, for the nine months ended September 30, 2004, as compared to the corresponding period last year, primarily due to an increase in net loss.

Our net cash provided from financing activities increased to approximately $629,000 for the nine months ended September 30, 2004 from net cash used in financing activities of approximately $895,000 000 for the nine months ended September 30, 2003, a difference of approximately $1,524,000, from a decrease in payments of long-term debt of approximately $959,000 and an increase in sales of long-term debt of approximately $565,000.

Item 3. Controls and Procedures

a) Disclosure controls and procedures. Based upon an evaluation, conducted by Nasser Nassiri, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Nassiri concluded that our disclosure controls and procedures were effective as of September 30, 2004.

(b) Internal controls. During the nine months ended September 30, 2004, there were no significant changes in our internal accounting controls or in other factors that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

Item 1. Legal Proceedings.

There is no material litigation pending against us at this time.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

During February 2004, we received approximately $290,000 under the subscription for $850,000 of 7% convertible promissory notes sold during December 2003, as well as additional funds of approximately $80,000, of additional 7% convertible promissory notes. During July 2004, we received approximately $300,000, bringing the total 7% convertible promissory notes payable to $1,230,000.

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

Date: November 22, 2004

                                          BIOCORAL, INC.


                                                /s/ Nasser Nassiri
                                                --------------------------------
                                                Nasser Nassiri, Chairman, CEO
                                                and Principal Accounting Officer

                         BIOCORAL, INC. AND SUBSIDIARIES

                                    CONTENTS

PAGE    2    CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30,
             2004 (UNAUDITED) AND DECEMBER 31, 2003

PAGE    3    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND
             2003 AND THE THREE MONTHS ENDED SEPTEMBER 30,
             2004 AND 2003 (UNAUDITED)

PAGE    4    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
             AND 2003 (UNAUDITED)

PAGE   5-9   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED)

                         BIOCORAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       September 30,      December 31,
                                                                           2004                2003
                                                                       -------------      ------------
                                                                        (Unaudited)
Current Assets
   Cash                                                                $    274,407       $     88,489
   Investments in marketable securities                                     186,338            208,189
   Accounts receivable, net of allowance for doubtful accounts
     of $2,700 for 2004 and $1,900 for 2003                                  95,700            137,200
   Inventories                                                              138,000            183,600
   Prepaid expenses and other current assets                                 33,200              1,200
                                                                       ------------       ------------

     Total Current Assets                                                   727,645            618,678

Property and equipment, net                                                  21,700             24,100
Restricted cash held in escrow                                               11,049             11,049
Investment in limited partnership                                            12,709             35,209
Patents, net                                                                106,652            111,140
Other assets                                                                 14,120             12,500
                                                                       ------------       ------------

       Total Assets                                                    $    893,875       $    812,676
                                                                       ============       ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current  Liabilities
   Accounts payable                                                    $    494,203       $    577,517
   Due to officer                                                           522,320            427,500
   Accrued interest payable                                                 406,780            317,707
   Current portion of long-term debt                                             --             45,300
                                                                       ------------       ------------

     Total Current Liabilities                                            1,423,303          1,368,024

Long-term debt, net of current portion                                    1,930,000          1,553,500
Deferred employee benefits                                                   44,900             45,700
                                                                       ------------       ------------

     Total Liabilities                                                    3,398,203          2,967,224
                                                                       ------------       ------------

Commitments and contingencies

Stockholders' Deficiency
   Preferred stock; par value $.001 per share; 1,000,000  shares
     authorized; none issued                                                     --                 --
   Common Stock; $.001 par value;  100,000,000 shares authorized;
     11,297,572 shares issued and outstanding                                11,298             11,298
   Additional paid-in capital                                            17,337,292         17,337,292
   Accumulated other comprehensive loss                                    (673,383)          (687,629)
   Accumulated deficiency                                               (19,179,535)       (18,815,509)
                                                                       ------------       ------------

     Total Stockholders' Deficiency                                      (2,504,328)        (2,154,548)
                                                                       ------------       ------------

       Total Liabilities and Stockholders' Deficiency                  $    893,875       $    812,676
                                                                       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Nine Months Ended                      Three Months Ended
                                                                 September 30,                          September 30,
                                                        -------------------------------       -------------------------------
                                                            2004               2003               2004               2003
                                                        ------------       ------------       ------------       ------------
Net sales                                               $    248,500       $    264,800       $     45,400       $     69,600
Cost of sales                                                132,200            111,900             21,400             28,100
                                                        ------------       ------------       ------------       ------------

   Gross Profit                                              116,300            152,900             24,000             41,500
                                                        ------------       ------------       ------------       ------------

Operating Expenses
   Research and development                                  179,902            143,584             14,491             44,837
   Consulting and professional fees                          203,852            164,077             64,518             54,836
   Depreciation and amortization                               7,588              9,400                296                663
   General and administrative                                271,334            245,123             71,685             66,567
                                                        ------------       ------------       ------------       ------------

     Total Operating Expenses                                662,676            562,184            150,990            166,903
                                                        ------------       ------------       ------------       ------------

   Loss From Operations                                     (546,376)          (409,284)          (126,990)          (125,403)
                                                        ------------       ------------       ------------       ------------

Other Income (Expense)
   Interest, net                                             (94,750)           (66,147)           (42,299)           (12,769)
   Equity in loss of partnership                             (22,500)                --             (7,500)                --
   Foregiveness of debt                                      297,800            179,836            297,800                 --
   Other                                                       1,800             39,943                200             (6,200)
                                                        ------------       ------------       ------------       ------------

     Total Other Income (Expense)                            182,350            153,632            248,201            (18,969)
                                                        ------------       ------------       ------------       ------------

Net (Loss) Income                                           (364,026)          (255,652)           121,211           (144,372)

Other Comprehensive Income (Loss)
   Foreign translation gain (loss)                            36,097            (19,548)             5,623             46,590
   Unrealized gain (loss) on marketable securities           (21,851)            70,984            (29,539)            33,720
                                                        ------------       ------------       ------------       ------------

Comprehensive (Loss) Income                             $   (349,780)      $   (204,216)      $     97,295       $    (64,062)
                                                        ============       ============       ============       ============

  Net (loss) income per share

     Basic                                              $      (0.03)      $      (0.02)      $       0.01       $      (0.01)
                                                        ============       ============       ============       ============

     Diluted                                                                                             *
                                                                                              ============

 Weighted average number of shares outstanding

     Basic                                                11,297,572         11,297,572         11,297,572         11,297,572
                                                        ============       ============       ============       ============

     Diluted                                                                                    26,852,175
                                                                                              ============

*     Less than $.01.

The accompanying notes are an integral part of these consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                               -----------------------------
                                                                   2004              2003
                                                               -----------       -----------
Cash flows from operating activities
    Net loss                                                   $  (364,026)      $  (255,652)
    Adjustments to reconcile net loss to net cash used in
      operating activities
        Depreciation and amortization                                7,588             9,400
        Equity in loss of partnership                               22,500                --
        Forgiveness of debt                                       (297,800)         (179,836)
        Provision for doubtful accounts                                800               200
    Change in operating assets and liabilities
      Accounts receivable                                           40,700           (12,500)
      Inventories                                                   45,600               400
      Prepaid expenses and other current assets                    (32,000)          (19,675)
      Other assets                                                  (1,620)           (1,700)
      Accounts payable and accrued interest payable                  5,759           353,843
      Due to officer                                                94,820           113,300
      Deferred employee benefits                                      (800)            5,700
                                                               -----------       -----------

Net cash(used in) provided by operating activities                (478,479)           13,480
                                                               -----------       -----------

Cash flows from investing activities
    Increase in patent costs                                                         (18,320)
    Release of escrow cash                                                         1,000,000
                                                                                 -----------

Net cash provided by investing activities                                            981,680
                                                                                 -----------
Cash flows from financing activities
    Principal payments on long-term debt                           (41,000)       (1,000,000)
    Proceeds from long-tem debt                                    670,000           105,474
                                                               -----------       -----------

Net cash provided by (used in) financing activities                629,000          (894,526)
                                                               -----------       -----------

Effects of changes in exchange rates on cash                        35,397           (19,548)
                                                               -----------       -----------

Net increase in cash                                               185,918            81,086

Cash, beginning of period                                           88,489            42,770
                                                               -----------       -----------

Cash, end of period                                            $   274,407       $   123,856
                                                               ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

      Biocoral, Inc. ("Biocoral") is a holding company that conducts its operations primarily through a wholly-owned French subsidiary, Inoteb SA ("Inoteb"). Biocoral was incorporated under the laws of the State of Delaware on May 4, 1992. Biocoral, Inc., Bio Holdings International, Ltd., Inoteb and Biocoral's other subsidiaries are referred to collectively herein as the "Company."

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

NOTE 2 - LIQUIDITY

The Company incurred net losses of $364,026 and $255,652 for the nine months ended September 30, 2004 and 2003, respectively, and had a negative cash flow from operations of $478,479 for the nine months ended September 30, 2004. Management believes it is likely that the Company will continue to incur losses through at least the balance of 2004. The Company also had a working capital deficiency and stockholders' deficiency of approximately $696,000 and $2,504,000, respectively, at September 30, 2004. Between February 2004 and September 2004, the Company received approximately $290,000 under the subscription for $850,000 of 7% convertible promissory notes sold during December 2003, and sold additional approximately $380,000 (Note 5) of convertible promissory notes bringing the total 7% convertible promissory notes payable to $1,230,000. In additionally, the Company had at September 30, 2004, $186,338 of marketable securities. Management believes that these funds will provide sufficient working capital to operate through September 2005.

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      (A) Basis of Presentation

      The accompanying consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States.

      (B) Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Biocoral, Inc. and its wholly-owned subsidiaries, Bio Holdings International, Ltd., Cabestan, Inc., Immo Distribution, Ltd., 3H and Inoteb, S.A. Cabestan, Inc., 3H and Immo Distribution, Ltd. are not operating subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      (C) Interim Consolidated Financial Statements

      The accompanying unaudited consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of BioCoral, Inc. together with the Company's Management, Discussion and Analysis, included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Interim results are not necessarily indicative of the results that may be expected for the full year.

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

      (E) Basic and diluted net income (loss) per share

      Basic net income (loss) per share was computed based on the weighted average number of shares outstanding during the period. Diluted net income per share was computed based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution was computed by applying the treasury stock method. For the nine months ended September 30, 2004 and the nine and three months ended September 30, 2003, diluted net loss per share has not been presented as they were antidilutive.

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

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - INVESTMENTS IN MARKETABLE SECURITIES

      The cost and fair market value of marketable securities, all of which are available for sale, consisted of the following:

                                        September 30, 2004                 December 31, 2003
                                 -------------------------------     ------------------------------
                                      Cost           Fair Value          Cost          Fair Value
                                 --------------    -------------     -------------    -------------
                                         (Unaudited)
         Equity securities       $      646,057    $     186,338     $     646,057    $     208,189
                                 ==============    =============     =============    =============

NOTE 5 - LONG TERM DEBT

     Long-term debt consisted of the following:

                                                               September 30,    December 31,
                                                                   2004             2003
                                                               -------------    ------------
                                                               (Unaudited)
              6% convertible promissory notes payable           $   700,000      $   700,000
              ANVAR advances                                             --          338,800
              7% convertible promissory notes payable             1,230,000          560,000
                                                                -----------      -----------

                                                                   1,930,000        1,598,800
              Less current portion                                       --           45,300
                                                                -----------      -----------

                                                                $ 1,930,000      $ 1,553,500
                                                                ===========      ===========

      Between February 2004 and September 2004, the Company collected approximately $290,000 under the subscription for $850,000 of 7% convertible promissory notes, sold during December 2003, and sold additional approximately $380,000 of 7% convertible promissory notes, bringing the total 7% convertible promissory notes payable to $1,230,000. As of September 30, 2004, the Company has accrued a commission of $21,000 on the7% convertible promissory notes.

      During the third quarter 2004, ANVAR advances of $297,800 were forgiven under the terms of their agreement.

NOTE 6 - SEGMENT AND GEOGRAPHIC INFORMATION

      Information about the Company's assets and sales in different geographic locations at September 30, 2004 and December 31, 2003 is as follows:

                                                             September 30,      December 31,
                                                                  2004              2003
                                                             -------------      ------------
                                                              (Unaudited)
      Total Assets:
        United States                                         $    486,775      $    443,076
        France                                                     407,100           369,600
                                                              ------------      ------------

                                                              $    893,875      $    812,676
                                                              ============      ============

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 6 - SEGMENT AND GEOGRAPHIC INFORMATION (continued)

                                    Nine Months Ended September 30,     Three Months Ended September 30,
                                         2004            2003                  2004            2003
                                      ----------      ----------            ----------      ----------
                                              (Unaudited)                         (Unaudited)
      Net Sale:
        France                        $  127,900      $  129,900            $   29,700      $   40,000
        Other European countries          77,400          76,700                13,500          23,800
        Others                            43,200          58,200                 2,200           5,800
                                      ----------      ----------            ----------      ----------

                                      $  248,500      $  264,800            $   45,400      $   69,600
                                      ==========      ==========            ==========      ==========

NOTE 7 - PRIOR PERIOD ADJUSTMENTS

      As of January 1, 2003, accumulated deficiency has been adjusted to record consulting fees to an officer of $37,500, which was never accrued. The error had no effect on net loss for 2004 or 2003.

NOTE 8 - RECLASSIFICATIONS

      Certain prior period amounts have been reclassified to conform to the current period presentation.