Form 10KSB
period 2004-12-31
BIOCORAL INC
filed 2005-05-19
CIK 919605

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the Year Ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for the year ended December 31, 2004 were $351,600.

The aggregate market value of the registrant's voting common equity held by non-affiliates as of March 31, 2005 was $195,853,360.

The number of outstanding shares of the registrant's common stock as of March 31, 2005 was 11,353,818.

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

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters.............5
Item 6.  Management's Discussion and Analysis or Plan of Operations...........7
Item 7.  Financial Statements.................................................F-1 - F-18
Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure.............................................11
Item 8A. Controls and Procedures

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons.........12
Item 10. Executive Compensation...............................................13
Item 11. Security Ownership of Certain Beneficial Owners and Management.......14
Item 12. Certain Relationships and Related Transactions.......................15
Item 13  Exhibits and Reports on Form 8-K.....................................15
Item 14. Principal Accountant Fees and Services...............................16

                                     PART I

Item 1. Description of Business

Background

Biocoral, Inc., a Delaware corporation, is an international biomaterials "tissue-engineering" company specializing in the research, development and commercialization of patented high biotechnologies and biomaterials in the health care area. Through our subsidiaries, Biocoral, Inc. researches, develops, manufactures and commercializes bone graft substitutes and other high technology patented biomaterials in a number of countries outside the United States. We entered the biomaterials field in 1995 by agreeing to acquire Inoteb, SA, a French corporation from 10 individuals "the founders", all French nationals. The shares and bonds of Inoteb acquired in 1995 represented, at such time, 51.5% of the capital stock of Inoteb. We increased our ownership percentage through several additional investments in Inoteb common stock to 67% in 1997 and to 100% in 1998.

Our representative offices are located at 38 rue Anatole France, Levallois Perret Cedex, France consisting of approximately 2000 square feet of office space.

Biocoral(R),

Biocoral(R), our primary product, is a natural coral "carbonate Calcium" derived bone graft substitute and is used by surgeons and practitioners because of its biocompatibility, resorbability, osseo conduction and safety. Certain chemical, physical and structural characteristics of coral are very similar to that of human bone tissue. Biocoral(R), is derived from three particular species of coral naturally present in abundance. Biocoral(R), is primarily (more than 97%) comprised of calcium carbonate. Porous and resorbable, Biocoral(R), is prepared in microgranules as well as in engineered shapes according to specific indication. Due to its similarity to bone tissue, Biocoral(R), is compatible, resorbed by the body as new bone growth invades the Biocoral(R) and is replaced by neoformed invasion. It is highly porous with numerous interconnected channels which allow a total migration to the center of the implant free of contamination risk. Because Biocoral(R), is resorbed, it can be combined with antimicrobials, anticancer agents or other pharmaceuticals for slow release into bone tissue, resulting in an advantage over autologous bone grafts. The principal current alternative to Biocoral(R), is the utilization of autologous (from the patient's own body) bone grafts. The use of autologous bone grafts requires the patient to undergo one or more additional surgeries to harvest the bone graft material. This is not always feasible due to the condition of the patient or other contraindications, and must be shaped in a separate procedure to fit the graft area.

According to our French subsidiary, Biocoral(R), has been used in more than 300,000 patients, principally in Western Europe and Korea. Biocoral(R), was originally patented in France in 1979, in the United States in 1982, and in Japan in 1989. Our French subsidiary acquired the patent rights to Biocoral(R), from ANVAR/CNRS, (l'ANVAR)" National Agency for Valorization of Research" and
(CNRS) "French National Center for Scientific Research", both French governmental agencies. Through our subsidiaries, we have developed twelve additional patent titles for various applications and uses of our products, including among others osteoporosis remediation, autologous glue and combination with growth factor, among others. Through these twelve additional patent title applications in various countries in Europe, Switzerland, Canada, Japan, Australia, and the United States, we own more than 187 patent applications around the world and approximately 160 of which have thus far been granted by various countries by their official government patent office, including most European Community countries, Switzerland, Canada, Japan, Australia, and in the United States by the US Department of Commerce Patent and Trademark Office.

Using proprietary manufacturing processes, our chief product, Biocoral(R), is a resorbable biomaterial derived from Natural Carbonate Calcium in the metastable crystalline aragonite form in a natural condition ocean-generated coral used as bone graft sustitutes has certain characteristics (including chemical composition, porosity, mineral content and bioactive properties) that permit its safe, contamination-free use. Its similarity to human bone facilitates its replacement by newly-formed bone. Substantially all of our revenue has been derived from sales of the first generation of our products. The second generation of products and their application after long years of research and development and success of several clinical applications now are ready for marketing. Our product application in the treatment of demineralized bone, for example, such as in cases of osteoporosis fractures and their prevention, is based on technology that is protected by strong patents which have thus far been granted by various countries by their official government patent office, including most European Community countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark office.

We have not yet begun to seek FDA approval for sale of our products in the United States but are preparing the documentation required for our product homologation application in the United States. We have identified the requirements for this application and approached a US medical supply distributor in order to access the US market. An accredited scientific team in the US has conducted human clinical studies with a five-year follow up to confirm bone reconstruction in oral application. This study confirmed the stability of the successful result and management believes that this study will facilitate FDA approval for our product used in this indication when we file for FDA approval. We anticipate submitting this application during 2005. Canadian approval of certain products has been renewed in 2004 by Canadian Health Care Authority "Sante Canada," and our products are already commercialized in the European Community and Asia. We recently entered into a distribution agreement with a Canadian medical supply company in order to access the Canadian market.

Clinical Applications

Biocoral(R), has been used in various clinical applications. Current uses include the following: (a) orthopedic surgery uses include spinal surgery, tibial (shinbone) osteotomies, hip fractures, trephine (skull) hole replacement, fracture repair and filling of bone cavities particularly in bone fractures due to osteoporosis; (b) maxillocraniofacial surgery and plastic surgery uses include reconstructive and cosmetic surgery; (c) oral surgery uses include filling of bone defects due to loss of teeth or periodontal disease.

We are preparing new clinical human trials for autologous fibrin glue in different indications which we expect to begin during 2006. We believe that the results of these clinical trials may allow us to extend the market for our innovative products for use in other indications. However, there can be no assurance that we will be able to extend the market for our products.

Osteoporosis

We are developing several variants of our Biocoral(R), technology aimed at osteoporosis.

Osteoporosis is a bone disease due to natural bone demineralization in which bone density decreases combined with increased bone brittleness and porosity that causes the bones to become thin and weak. It occurs mostly in women after menopause. That's because the female hormone oestrogen helps women maintain bone strength. As oestrogen levels decline, bone is lost. Osteoporosis can also occur in men. Other risk factors include: delayed puberty, poor calcium intake, smoking, excess alcohol consumption or from medications such as glucocorticoids.

As bones weaken, they are more likely to break (fracture). Hip, wrist and spine bones are at the greatest risk of breaking. The breaks in spine bones are known as vertebral compression fractures, or VCFs. Left untreated, they may lead to kyphosis, commonly referred to as "dowager's hump."

Some statistics

According to the International Osteoporosis Foundation (www.osteofound.org), 40% of all middle-aged women (8 out of 20) and 15% of middle-aged men (3 out of 20) in Europe will suffer one or more osteoporotic fractures during their remaining lifetime. In fact, someone in Europe has a fracture every 30 seconds as a result of osteoporosis. Furthermore, they estimate that the number of osteoporosis patients will double over the next 50 years with the projected increase in the aging population and as a result of lifestyle factors. However, despite the fact that the incidence of osteoporotic fractures is growing, the problem is under-recognized with only one in two osteoporotic spinal fractures being diagnosed.

The clinical trials conducted by our subsidiaries over the past eleven years have demonstrated the feasibility of this treatment to reduce the consequences of fractures caused by osteoporosis and to avoid the occurrence of fracture as well. We are developing several variants of our Biocoral(R), technology aimed at treatment of bone disease due to natural bone demineralization (such as osteoporosis) ,and Treatment and Prevention of Osteoporotic Fracture. Biocoral(R), offers a superior method of preventing and repair of bone fractures due to osteoporosis. It has the ability to help the skeletal system, reinforcing it where it is weak and fragile. Biocoral(R), can serve both to heal bones that are already fractured and to prevent bone fractures from occurring. Phase II clinical trials in Europe demonstrated the efficacy of Biocoral(R), for local osteoporosis treatment in rebuilding bone, particularly in combination with osteodensimatic screening.

In 2000, we began Phase III multi-center clinical trials of our product "Biocoral(R)", for the treatment of hip fractures due to osteoporosis, in 14 clinics in Europe. In 2002, the period for inclusion of patients in the Phase III multi-center clinical trials ended. In the third quarter of 2002, the preliminary report of the follow up study was completed. The preliminary report confirmed the advantage of using our product in stabilization of fractures due to Osteoporosis. We were following up on the patients included in the trials and this follow-up continued through December 2003.

We initially were expecting the definitive report to be completed during the first quarter 2003, but due to the disparate locations of the fourteen hospitals participating in the trial, it was difficult for the monitors to visit the hospitals. The study is monitored by an independent organization in France called Biomatech located in city of Lyon which has been chosen directly by the French government agency " National Agency for Valorization of Research" (l'ANVAR). The definitive report is now ready and we expect it to be released in the third quarter of 2005. We are planning to hold a meeting with all hospital participants for release of final results and conclusions. We expect and believe that this study will demonstrate that our product in this application will stabilize the fracture and will permit better recovery for patients, allowing them faster mobility and return to a healthy state with a very low risk of refracture.

We are also working on the prevention of osteoporotic fractures and believe that for the first time, patients who already have osteoporosis or had already suffered from osteoprotic fracture will be able to be treated before either refracture or the occurrence of fractures in other locations. Our product in this application is intended to permit the regeneration of newly formed bone in the area which is susceptible to osteoporosis and has a low bone mass. The initial human clinical study has demonstrated and confirmed the result of regeneration of newly formed bone in the bone mass area.

We own, through our wholly-owned subsidiary, various patents in the application treatement of bone disease due to natural bone demineralization (such as ostroprosis) and "Treatment and Prevention of Osteoporotic Fractures ." Our technology underlying this application is protected by strong patent applications in many countries around the world where patent applications were filed. Our patent applications in this application have thus far been filed and granted by the official government patent offices of various countries, including 17 European Community countries, Japan, Australia, and in the United States by the US Department of Commerce Patent and Trademark Office. Our patent application is still in examination and pending in Canada.

Autologous Fibrin Glue

We have developed a medical device and a method for preparation of autologous fibrin glue which management believes is the world's first fully autologous fibrin glue. In 1993, our scientists began working on the development of this medical device and method for preparation of autologous fibrin glue. This autologous fibrin glue is prepared using the patient's own blood, in a closed system, thereby eliminating the risk of viral transmission, immunological problems and the risk of blood-borne disease transmission such as, for example, HIV and hepatitis. In contrast, all fibrin glues currently on the market (whether autologous or homologous) require foreign protein such as thrombin or antifibrinolitic.

Surgical glue represents a fast growing segment of the biotech industry. Clinical trials have been done especially for skin replacement and skin grafts eliminating the need for protein based skin grafts. Following the successful result of the phase III human clinical trail for specific indications, the product file has been approved by the appropriate French authorities Agence Francaise de Securite Sanitaires des Produits de Sante (AFSSAPS) the French equivalent of the Food and Drug Administration. On September 14, 2000, AFSSAPS granted to a blood bank the authorization to prepare, use and distribute the new autologous fibrin glue that was developed by us. Before we can commence commercialization of the autologous fibrin glue, AFSSAPS requires that the French blood bank known as Etablissement Francaise du Sang ("EFS"), the exclusive operator of blood transfusions in France, prepare a report following up on the progress of the first fifty (50) patients treated with the autologous fibrin glue.

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

The investigation and correction of the technical problem has provided us with additional information on how to properly prepare and use the final product. On the basis of this information, we believe that the complication which was discovered during the trial was due to the quality of material used by the manufacturer in the production of the medical device and not with the autologous fibrin glue itself. The medical device we developed is manufactured by a third party pharmaceutical group.

We have concluded our investigation of this problem and have determined that we must replace the manufacturer and the preparation materials used in order to restart the clinical trails required by AFSSAPS. We have not resumed clinical trials as we have not yet reached an agreement with a new manufacturer. We are in negotiations with several accredited medical device manufacturers which specialize in the type of blood bags needed for our medical device. We cannot give any specific date for resumption of clinical trails. We cannot assure that we will be able to complete our clinical trails successfully. We anticipate resuming the inclusion of patients and preparation before the end of 2005. However, we may be unable to resume the patient inclusion in 2005. Failure to successfully complete these trails could prevent us from obtaining authorization to market this product and could negatively affect our financial condition.

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

Composite Biocoral and Growth Factor

For more than 15 years, studies have been undertaken to demonstrate that it is possible to accelerate the bone repair process by combining growth factors with a support matrix such as Biocoral(R). Some scientific research has shown that Biocoral(R), as a biomaterial, represents a useful support for growth factors. European clinical trials conducted over the past six years have had positive results confirming the acceleration of the bone repair process. Our technology underlying this application is protected by strong patents owned by our wholly-owned subsidiary in many countries around the world where patents applications were filed. Our patent applications in this application have thus far been granted in every country where filed by their official government patent offices, including 17 European Community countries, Canada, Japan, Australia, and in the United States by the US Department of Commerce Patent and Trademark Office.

Raw Materials and Manufacturing

The primary raw material used by us to manufacture Biocoral(R), is natural coral. The coral used in our products is presently sourced from New Caledonia, but is also found in abundance in wide areas of the Indian and Pacific Oceans. We believe that our existing inventory of coral, together with coral sources immediately available to us, are sufficient to meet our present and future needs. To date, coral prices have been stable but no assurance can be had that they will not rise. We are, however, unaware of any factors which are likely to have a material adverse effect on our ability to obtain coral at a competitive price.

For the past four years, the Company has collaborated with accredited scientists as well as with a special laboratory located at one of most prestigious European universities to develop a method of purification of its raw material "coral," in order to remove the trace amounts (0.07% +/- 0.02%) of amino acids which were present, without any change in chemical and crystalline structure of the coral. As a result of these efforts, the small percentage of amino acid can now be removed from our raw material. We are now working on some final technical issues and expect to be able to put the method in place in our manufacturing process before the end of 2005. The purification of raw materials permits us to improve their performance. We also filed a patent for this purification method including the final product issued from it. The patent will protect our main product for an additional 20 years. The patent was filed in France in 2003, with PCT extension in December 2004.

The Company's manufacturing facility, located in Saint-Gonnery in France, complied with ISO 9002 norms and has been ISO 9002 rated since August 1995. On October 25, 1996, the manufacturing facility was granted, in addition to the ISO 9002 certification, European Norms 46002 certification for the quality assurance system set up in the manufacturing process of Biocoral(R), and, on December 30, 1996, the manufacturing facility was granted the EC certification allowing sales of Biocoral(R), throughout the European Community which was renewed in 2001. The EC certificate is valid until December 2006. The company has already made the arrangements for the renewal of its EC certificate for last quarter 2006. During October 2004, the manufacturing facility was audited by TUV Rheinland France and its certifications have been renewed for an additional five years until 2009. The manufacturing facility is classified as ISO 13485:00 certification. The Company also obtained the extension of its certification to ISO 13485 (1996) which allow the Company to continue offering its products in CANADA. Additionally, we are audited once a year by TUV Rheinland France to maintain our certifications.

We believe this facility is adequate to service our present and medium-term future needs.

Competition

Our Biocoral(R), product competes with (i) natural bone obtained from autograft procedures and allograft sources; and (ii) two other synthetic bone products, one marketed in the United States by Interpore International, Inc. a publicly-held company with significantly greater resources and distribution capabilities than ours, and another that was approved by the FDA in May 1993.

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

Autograft and allograft bone have been used for graft material for a much longer period of time than Biocoral(R), and similar materials, and in order to increase our future sales of Biocoral(R), we will have to demonstrate to the medical community the surgical and patient advantages, safety, efficacy, cost effectiveness and clinical results of Biocoral(R). Most of our competitors have substantially greater resources, larger market share and greater research and development capabilities than ours and may, therefore, be expected to compete aggressively and successfully in the markets for our products.

We believe that Biocoral(R), provides an attractive alternative to autograft and allograft bone graft materials. In an autograft procedure, bone material is first harvested from another part of the patient's skeleton and then, in a second procedure, grafted to the site of the bone deficit. The harvesting procedure increases operating time and expense, and can lead to complications such as infection, excessive blood loss, chronic pain and deformity. When an autograft is not feasible or desirable, allograft bone, typically obtained from a cadaver, can be used. In order to maintain mechanical and biological properties, some allograft bone is not sufficiently secure to avoid all risks of disease transmission. Therefore, unlike Biocoral(R), which is a sterile and biocompatible material, allograft bone carries the risks of implant rejection and the transmission of infectious agents such as hepatitis and HIV. The use of Biocoral(R), entails none of these risks and provides clinical results comparable to those of autograft material in suitable condition for use.

Biocoral(R), was originally patented in France in 1979, in the United States in 1982, and in Japan in 1989. Our French subsidiary acquired the patent rights to Biocoral(R), from ANVAR/CNRS, the French National Center for Scientific Research, a French governmental agency. Through our subsidiaries, we have developed an additional ten titles of patents for various applications and uses of our products, such as osteoporosis remediation, autologous glue, combination with growth factor, among others. Through these ten titles patent applications in various countries in Europe, Canada, the United States, Japan, Australia, and Switzerland, we own more than 185 patent applications around the world and approximately 140 of which have thus far been granted by various countries by their official government patent office, including most European Community countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark office.

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

We have been able to compete in Europe against producers that also sell products in the United States. Despite their significantly greater resources, management believes that it will, once our products have been approved by the FDA, be able to be competitive with such companies because of the quality of our products. See "Business -- Government Regulation." Biocoral(R), has been used in European dental applications for more than 17 years. This use, together with the scientific results of our in vivo use and clinical trials have demonstrated the efficacy of using Biocoral(R), for bone regeneration in dental applications. We compete with many businesses in the production and distribution of biomaterials for filling bone cavities before rehabilitation of partially and totally edentulous patients. These businesses compete primarily on the basis of product performance and price, as well as customer loyalty and service. Biocoral(R), also competes with bone grafts and bone graft substitutes. Companies selling competitive products sometimes also sell dental implants, so bundling these products is often a strategy. All of these businesses compete primarily on the basis of product performance and price, as well as on customer loyalty and service.

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

We believe that in certain cases, some of our competitors may be infringing on our patents. We are exploring various options for enforcing these patents where necessary. Bio Holdings, our wholly-owned subsidiary and the owner of all of our patents, has sent warnings to these possible infringers in France, England and Germany. The Company is considering pursuing legal action against these possible infringers in United States.

Governmental Regulation

Biocoral(R), has been approved for marketing in Europe, Korea, South Africa, Canada and Australia. Biocoral(R), has been approved for reimbursement in France by French National Health Authority (Securite Sociale) and is listed on the "Liste des Produits et Prestations Remboursables" (LPPR) reimbursement by French National Health Authority. Our products are subject to significant government regulation in the United States and other countries. To test clinically, and to produce and mass market products for human diagnostic and therapeutic use in the United States, we must comply with mandatory procedures and safety standards established by the Food and Drug Administration ("FDA") and comparable state and foreign regulatory agencies. Typically, such standards require that products be approved by the government agency as safe and effective for their intended use before being marketed for human applications.

There are two principal methods by which we may obtain FDA approval to market regulated products in the United States. One method is to seek FDA approval under the 510(k) procedure. Section 510(k) of the Food, Drug and Cosmetic Act requires those device manufactures who must register to notify the FDA, at least 90 days in advance, of their intent to market a medical device. This is known as Premarket Notification - also called PMN or 510(k). It allows the FDA to determine whether the device is equivalent to a device already placed into one of the three classification categories. Thus, "new" devices (not in commercial distribution prior to May 28, 1976) that have not been classified can be properly identified. Specially, medical device manufacturers are required to submit a premarket notification if they intend to introduce a device into commercial distribution for the first time or reintroduce a device that will be significantly changed or modified to the extent that its safety or effectiveness could be affected. Such change or modification could relate to the design, material, chemical composition, energy source, manufacturing process, or intended use.

In late 2004 we had discussions with the FDA, which indicated that Biocoral(R), may be classified as a Class 3 Medical Device in the United States and may be considered equivalent to Pro Osteon(TM) (Pro Osteon) which is a bone graft substitute, already registered by the FDA. See "Competition." We believe that the 510(k) procedure should apply to Biocoral(R). If the 510(k) procedure were applied to Biocoral(R), an FDA audit would not be necessary before the homologation could be granted. To the best of our knowledge, the FDA can require an audit at any time.

An accredited scientific team in the US has conducted human clinical studies with a five-year follow-up to confirm bone reconstruction in oral application. This study confirmed the stability of the successful result and management believes that this study will facilitate FDA approval of our product used in this indication when we file for such approval.

The alternative method is to obtain premarket approval ("PMA") from the FDA. Under the PMA procedure, the applicant must obtain an Investigational Device Exemption (IDE) before beginning the substantial clinical testing required to determine the safety, efficacy and potential hazards of the products. The review period under the PMA procedure may last for several years. The FDA also imposes requirements on manufacturers and sellers of products under its jurisdiction, such as labeling, manufacturing practices, record keeping and reporting. Obtaining such approvals in the US could take some time and involve substantial expenditures. No clinical testing on humans may be undertaken in the United States without first obtaining an IDE from the FDA.

Employees

Except for our wholly-owned French subsidiary, we currently have no employees other than our officers and directors who devote as much time as they believe necessary to conduct our business and maintain our operations. Inoteb currently has nine employees all of whom are full time. In addition, we engage the services of various scientific and research consulting teams under consulting contracts, working on research and development projects in different laboratories and hospitals in France and other countries.

Subsidiaries

The company conducts its operation in Europe via several subsidiaries, including its French and UK subsidiaries and others.

BioHoldings International Limited

BioHoldings International Limited is one of the company's wholly-owned subsidiaries which was formed to hold and manage the principal patents of the company. We own all of BioHoldings's outstanding shares, and cover all of BioHolding's expenses. BioHoldings. BioHoldings:

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

We previously leased our manufacturing facility in Saint Gonnery in the west of France until the year 2001. We now own the property which includes a reception area, laboratory-chemistry and bacteriology area, workshop maintenance area, stock F area, stock SM area, laboratory-prothes area, stock 1 area, room dresses, radio operator area, raw material area, an local conditioning and control, drying and washing area, management and accountancy area.

Item 3. Legal Proceedings.

There is no material litigation pending against us at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

At December 31, 2004 there were 11,353,818 shares of our common stock issued and outstanding. Unless these securities are registered under the Securities Act of 1933, as amended, or exempt under another provision of the Securities Act, these securities are ineligible for sale in the public market. Sales in the public market of substantial amounts of our common stock that are presently restricted could adversely affect prevailing market prices.

Our common stock trades on the OTC Bulletin Board. The following table sets forth information regarding the high and low closing price per share for our common stock on the OTC Bulletin Board as reported by Commodity Systems Inc. on Yahoo.com. Such prices do not necessarily reflect actual transactions and do not include retail mark-ups, mark-downs or commissions.

      Quarter Ended                      High                 Low
      -------------                      ----                 ---
      December 31, 2004                  $15.50               $10.05
      September 30, 2004                 $20.00               $ 7.00
      June 30, 2004                      $35.00               $20.00
      March 31, 2004                     $95.00               $40.00

      December 31, 2003                  $32.00               $32.00
      September 30, 2003                 $112.00              $20.00
      June 30, 2003                      $250.00              $10.90
      March 31, 2003                     $13.00               $ 5.00

Holders

As of December 31, 2004 there were approximately more than 400 holders of record of the shares of our common stock including several European financial and portfolio institutions.

Dividends

We have paid no cash dividends on our equity securities to date and do not anticipate the payment of cash dividends on our equity securities in the near future. We paid a dividend of one share of our common stock for each three shares owned on December 18, 1995 and paid, in December 1996, another stock dividend of one share for each three shares owned as of November 6, 1996.

Recent Sales of Unregistered Securities

During 2004, the Company sold 7% convertible promissory notes payable (the "7% Notes") in the aggregate principal amount of $650,000 to "accredited investors" only in a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933. $350,000 of this amount was received in 2004 and $300,000 was received in January 2005.

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

On December 21, 2004, the Company approved requests from certain note holders for the conversion of $ 562,584 of principal and interest of 6 and 7% Notes into shares of the Company's common stock. As a result of the conversion, the Company charged $562,584 to interest expenses in the year ended December 31, 2004 based on the beneficial conversion feature of these note.

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

Intangible Assets. Intangible assets consist of expenses incurred on approved patents and on the successful defense of approved patents. Amortization is computed using the straight-line method over the estimated period of benefit. The valuation of these intangible assets is based upon estimates as to the current value of each patent and the period of benefit and such estimates are subject to fluctuations. The value of a particular patent could fluctuate based upon factors, such as competing technology or the creation of new applications, which are not accounted for in making, but could affect, the estimates used.

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

Investment in Limited Partnership. We own an investment in a limited partnership, which is accounted for under the equity method of accounting. Under this method, the initial investment is recorded at cost. Subsequently, the investment is increased or decreased for our pro-rata share of the partnership's income and losses. No ready trading market exists for this partnership interest by which we can determine with any certainty its value. Moreover, because it is initially valued at cost, which in turn is based upon negotiations between us and the limited partnership, this initial valuation may or may not reflect the value which an independent third party would assign to the partnership interest. This investment is illiquid, and, should we determine to liquidate it, we may be unable to do so at a price that equals or approximates the valuation reflected on our balance sheet.

Results of Operations for the Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Net sales, which are solely attributable to Inoteb, SA ("Inoteb"), our wholly-owned French subsidiary, totaled approximately $352,000 for the year ended December 31, 2004, a decrease of approximately $10,000 (or approximately 2.8%) from approximately $362,000 for the year ended December 31, 2003. This decrease is partially attributable to a decrease in sales of products in the maxillocraniofacial surgery area in France and the orthopedic and neurosurgery markets during 2004. This decrease also resulted from stock (storage) levels accumulated at our distributors in particular in Greece where we had no orders in 2004 compared to 2003 and to a greater overall reduction in sales activity for the year ended December 31, 2004 versus the year ended December 31, 2003.

Cost of sales was approximately $172,000 for the year ended December 31, 2004, an increase of approximately $115,000 (or approximately 200%) from approximately $57,000 for the year ended December 31, 2003. The main factor contributing to this decrease was a variation of gross inventories and the impact of booking at the year ended December 31, 2003 of gross inventories of resterilizable goods. It is also partially due to the revision in the method of calculation of cost of sales under GAAP in 2003.

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

Operating expenses were approximately $894,000 during the year ended December 31, 2004, an increase of approximately $140,000 (approximately 18.6%) from approximately $754,000 for the year ended December 31, 2003. This increase was primarily due to increased costs in our wholly-owned subsidiary, Bio Holdings International LTD, related to additional patent costs in 2004.

Consulting and professional fees during the year ended December 31, 2004 were approximately 261,000, an increase of $18,000 (or approximately 7.4%) compared to approximately $243,000 during the year ended December 31, 2003. Most of these fees are incurred in Europe, and as such, we primarily account for them in Euros. A portion of the increase resulted from exchange rate fluctuations and part of increase was attributable to consulting fees associated with the development of the next generation of products and professional fees associated with the Sarbanes-Oxley Act of 2002.

Other income (net of expenses) totaled approximately $66,000 of income for the year ended December 31, 2004 as compared to approximately $130,000 of expense for the year ended December 31, 2003. This decrease is primarily due the accrual of approximately $54,000 for estimated litigation.

As a result of the above, our net loss for the year ended December 31, 2004 totaled approximately $649,000 or $.06 per share compared to a net loss of approximately $319,000 or $.03 per share for the year ended December 31, 2003. These losses per share were based on weighted average common shares outstanding of 11,299,267 & 11,297,572 for the years ended December 31, 2004 and 2003 respectively.

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, we had net losses of approximately $649,000 and $319,000 in 2004 and 2003, respectively. The net loss in 2004 and 2003 included a nonrecurring income item relating to forgiveness of debt of approximately $297,800 and $259,800 respectively Management believes that it is likely that we will continue to incur net losses through at least 2004. We had a working capital deficiency and stockholders' deficiency of approximately $38,000 and $2,126,800 at December 31, 2004, respectively.

During 2004, we sold additional 7% convertible promissory notes in the aggregate principal amount of $650,000. $350,000 of this amount was received during 2004 and $300,000 in January 2005. We also own marketable securities which are classified as available-for-sale and consisted of equity securities with an aggregate fair value of approximately $247,800 at December 31, 2004.

Management plans to seek additional equity and/or debt financing and/or, if necessary, request that our lenders convert our existing obligations to common stock. Accordingly, management believes that we have sufficient liquid resources to operate through at least December 31, 2005 and will have the ability to make or defer the payment of our obligations as they come due. For the year ended December 31, 2004, we had negative cash flow from operating activities of approximately $620,000. We had cash provided by financing activities of approximately $929,000. Our net loss of approximately $649,000 increased our accumulated deficit to approximately $19,427,000 at December 31, 2004.

During the year ended December 31, 2003, we sold a portion of our investments available for sale and received approximately $23,100 in proceeds and realized a loss on the transaction of approximately $28,300.

Our marketable securities are classified as available-for-sale and consisted of equity securities with an aggregate fair value of approximately $247,000 and a cost totaling approximately $646,000 at December 31, 2004. The net unrealized holding loss was approximately $399,000 for the year ended December 31, 2004 which increased accumulated other comprehensive loss, a component of total stockholders' deficiency to approximately $611,600 as of December 31, 2004.

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

Item 7. Financial Statements

See pages F-1 through ___ attached hereto.

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors/Audit Committee
Biocoral, Inc.

We have audited the accompanying balance sheet of Biocoral, Inc. as of December 31, 2004 and the related statement of operations, stockholders' equity, and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements for 2003 and prior were audited by another auditor.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board in the (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biocoral, Inc. as of December 31, 2004 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Shelley International CPA

Shelley International CPA

May 15, 2005
Mesa, Arizona

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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


/s/ WEINBERG & COMPANY, P.A.

WEINBERG & COMPANY, P.A.

Boca Raton, Florida
April 14, 2004

                         BIOCORAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                    December 31,    December 31,
                                                                        2004            2003
                                                                    ------------    ------------
Current Assets
   Cash                                                             $    129,508    $     88,489
   Investments in marketable securities                                  247,811         208,189
   Accounts receivable, net of allowance for doubtful accounts
     of $2,700 for 2004 and $1,900 for 2003                               53,276         137,200
   Inventories                                                           156,500         183,600
   Prepaid expenses and other current assets                              37,507           1,200
                                                                    ------------    ------------

     Total Current Assets                                                624,602         618,678

Property and equipment, net                                               21,500          24,100
Restricted cash held in escrow                                            11,049          11,049
Investment in limited partnership                                         20,209          35,209
Patents, net                                                             105,156         111,140
Other assets                                                              15,320          12,500
                                                                    ------------    ------------

       Total Assets                                                 $    797,836    $    812,676
                                                                    ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current  Liabilities
   Accounts payable                                                 $    547,747    $    576,764
   Current portion of due to officer                                     106,258         390,000
   Accrued interest payable                                                8,951         317,707
   Current portion of long-term debt                                          --          45,300
                                                                    ------------    ------------

     Total Current Liabilities                                           662,956       1,329,771

Due to Officer, net of current portion                                   412,500              --
Long-term debt, net of current portion                                 1,800,000       1,554,253
Deferred employee benefits                                                49,200          45,700
                                                                    ------------    ------------

     Total Liabilities                                                 2,924,656       2,929,724
                                                                    ------------    ------------

Commitments and contingencies

Stockholders' Deficiency
   Preferred stock; par value $.001 per share; 1,000,000 shares
     authorized; none issued                                                  --              --
   Common Stock; $.001 par value;  100,000,000 shares authorized;
     11,353,818 shares and 11,297,573 issued and outstanding,
     respectively                                                         11,354          11,298
   Additional paid-in capital                                         17,900,090      17,337,292
   Accumulated other comprehensive loss                                 (611,633)       (687,629)
   Accumulated deficiency                                            (19,426,631)    (18,778,009)
                                                                    ------------    ------------

     Total Stockholders' Deficiency                                   (2,126,820)     (2,117,048)
                                                                    ------------    ------------

       Total Liabilities and Stockholders' Deficiency               $    797,836    $    812,676
                                                                    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Years ended December 31,
                                                        2004           2003
                                                     -----------    -----------
Net sales                                            $   351,600    $   361,900
Cost of sales                                            172,100         57,200
                                                     -----------    -----------

   Gross Profit                                          179,500        304,700
                                                     -----------    -----------

Operating Expenses
   Research and development                              245,590        178,149
   Consulting and professional fees                      261,255        242,754
   Depreciation and amortization                          12,284         18,784
   General and administrative                            375,042        314,310
                                                     -----------    -----------

     Total Operating Expenses                            894,171        753,997
                                                     -----------    -----------

   Loss From Operations                                 (714,671)      (449,297)
                                                     -----------    -----------

Other Income (Expense)
   Interest, net                                        (162,175)       (88,536)
   Equity in loss of partnership                         (15,000)       (63,336)
   Realized loss on sale of marketable securities             --        (28,349)
   Dividend income                                            --         18,311
   Foregivenss of debt                                   297,800        259,836
   Litigation contingency loss                           (54,576)            --
   Other                                                      --         32,195
                                                     -----------    -----------

     Total Other Income (Expense)                         66,049        130,121
                                                     -----------    -----------

Net (Loss) Income                                       (648,622)      (319,176)

Other Comprehensive Income (Loss)
   Foreign translation gain (loss)                        36,374       (193,715)
   Unrealized gain (loss) on marketable securities        39,622        139,268
                                                     -----------    -----------

Comprehensive (Loss) Income                          $  (572,626)   $  (373,623)
                                                     ===========    ===========

Net (loss) income per share

     Basic                                           $     (0.06)   $     (0.03)
                                                     ===========    ===========
     Diluted

Weighted average number of shares outstanding

     Basic                                            11,299,267     11,297,573
                                                     ===========    ===========
     Diluted

The accompanying notes are an integral part of these consolidated financial statements.

                          BIOCORAL, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                             AND COMPREHENSIVE LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                        Accumulated
                                                                 Common Stock            Additional        Other
                                                          ---------------------------     Paid-in      Comprehensive    Accumulated
                                                             Shares         Amount        Capital          Loss         Deficiency
                                                          ------------   ------------   ------------   -------------   ------------
Balance, January 1, 2003                                    11,297,573   $     11,298   $ 17,337,292   $   (633,182)   $(18,458,833)

Other comprehensive gain - increase in market value of
  marketable securities                                             --             --             --        139,268              --

Other comprehensive loss - foreign currency translation             --             --             --       (193,715)             --

Net loss                                                            --             --             --             --        (319,176)
                                                          ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2003                                  11,297,573         11,298     17,337,292       (687,629)    (18,778,009)

Net loss                                                                                                                   (648,622)

Other comprehensive gain - increase in market value of
  marketable securities                                             --             --             --         39,622              --

Other comprehensive gain - foreign currency translation             --             --             --         36,374              --
                                                          ------------   ------------   ------------   ------------    ------------

Total comprehensive income                                          --             --             --         75,996        (648,622)

Conversion of convertible debentures                            56,246             56        562,798             --              --
                                                          ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2004                                  11,353,818   $     11,354   $ 17,900,090   $   (611,633)    (19,426,631)
                                                          ============   ============   ============   ============    ============


                                                              Total
                                                           Stockholders'   Comprehensive
                                                            Deficiency         Loss
                                                           -------------   -------------
Balance, January 1, 2003                                   $ (1,743,425)

Other comprehensive gain - increase in market value of
  marketable securities                                         139,268    $    139,268

Other comprehensive loss - foreign currency translation        (193,715)       (193,715)

Net loss                                                       (319,176)       (319,176)
                                                           ------------    ------------

Balance, December 31, 2003                                   (2,117,048)   $   (373,623)

Net loss                                                       (648,622)   $   (648,622)

Other comprehensive gain - increase in market value of
  marketable securities                                          39,622          39,622

Other comprehensive gain - foreign currency translation          36,374          36,374
                                                           ------------    ------------

Total comprehensive income                                   (2,689,674)       (572,626)

Conversion of convertible debentures                            562,854              --
                                                           ------------    ------------

Balance, December 31, 2004                                 $ (2,126,820)   $   (572,626)
                                                           ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Years Ended December 31,
                                                             --------------------------
                                                                2004           2003
                                                             -----------    -----------
Cash flows from operating activities
   Net loss                                                  $  (648,622)   $  (319,176)
   Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation and amortization                              12,284         18,784
       Equity in loss of partnership                              15,000         63,336
       Forgiveness of debt                                      (297,800)      (259,836)
       Provision for doubtful accounts                               800            900
       Realized loss on sale of marketable securities                 --         28,349
   Change in operating assets and liabilities
     Accounts receivable                                          83,124        (63,900)
     Inventories                                                  27,100        (97,500)
     Prepaid expenses and other current assets                   (36,307)        (1,200)
     Other assets                                                 (2,820)        (2,700)
     Accounts payable and accrued interest payable                95,081        146,772
     Current portion of due to officer                          (283,742)       207,500
     Due to officer                                              412,500
     Deferred employee benefits                                    3,500         10,100
                                                             -----------    -----------

Net cash (used in) provided by operating activities             (619,902)      (268,571)
                                                             -----------    -----------

Cash flows from investing activities
   Purchase of property and equipment                                 --         (7,000)
   Proceeds from sale of marketable securities                        --         23,102
                                                             -----------    -----------

Net cash provided by investing activities                             --         16,102
                                                             -----------    -----------

Cash flows from financing activities
   Restricted cash held in Escrow                                     --      1,000,000
   Principal payments on long-term debt                          (41,000)    (1,000,000)
   Proceeds from long-tem debt                                   670,000        499,383
                                                             -----------    -----------

Net cash provided by (used in) financing activities              629,000        499,383

Effects of changes in exchange rates on cash                      31,921       (201,195)
                                                             -----------    -----------

Net increase in cash                                              41,019         45,719
                                                             -----------    -----------

Cash, beginning of year                                           88,489         42,770
                                                             -----------    -----------

Cash, end of year                                            $   129,508    $    88,489
                                                             ===========    ===========

Supplemental Statements of Cash Flows Information
                                                                 2004           2003
                                                                 ----           ----
       Conversion of Interest and advances to common stock   $   462,854    $        --
                                                             ===========    ===========
       Conversion of 7% notes to common stock                $   100,000    $        --
                                                             ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1 - DESCRIPTION OF BUSINESS

      Biocoral, Inc. ("Biocoral") was incorporated under the laws of the State of Delaware on May 4, 1992. Biocoral is a holding company that conducts its operations primarily through a wholly-owned French subsidiary, Inoteb SA ("Inoteb"). Biocoral, Inc., Bio Holdings International Ltd, Inoteb and Biocoral, Inc.'s other subsidiaries are referred to collectively herein as the "Company."

      The Company's operations are in one business segment which consists primarily of researching, developing, manufacturing and marketing patented high technology biomaterials, bone substitute materials made from coral and other orthopedic, oral and maxillo-facial products, including products marketed under the trade name of Biocoral. All of the Company's operations are conducted from France. The Company has obtained regulatory approvals to market its products throughout Europe, Canada and certain other countries. The Company owns various patents for its products which have been registered and issued in the United States, Canada, Japan, Australia and various countries throughout Europe. However, the Company has not applied for the regulatory approvals needed to market its products in the United States.

NOTE 2 - LIQUIDITY

      The Company had net losses of approximately $648,600 and $319,000 in 2004 and 2003, respectively. The net loss in 2004 and 2003 includes a nonrecurring income item relating to forgiveness of debt of approximately $297,800 and $259,800 (See Note 8(A)). Management believes that it is likely that the Company will continue to incur net losses through at least 2005. In 2004, the Company had a working capital deficiency of approximately $38,354 and a working capital deficiency of approximately $711,000 for 2003. The Company also had stockholders' deficiency of approximately $2,126,820 and approximately $2,117,000 at December 31, 2004 and 2003 respectively. During January 2005, the Company received approximately $300,000 relating to the issuance of the 7% convertible promissory notes payable (See Notes 8(C) and 15). In addition, the Company had as of December 31, 2004 approximately $247,900 of investments in available-for-sale securities. Management believes that these funds will provide sufficient working capital to operate through 2005.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

      Principles of Consolidation

      The accompanying consolidated financial statements include all of the accounts of Biocoral, Inc. and its wholly-owned subsidiaries, Bioholdings International, Ltd., Cabestan, Inc., Immo Distribution, Ltd., 3H ,Healthcare and High Biotechnology Innovation, Inc. (2004 year only), and Inoteb, S.A., for the years ended December 31, 2004 and 2003. Cabestan, Inc. 3H and Immo Distribution are not operating subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

      Cash and Cash Equivalents

      The Company considers cash on hand, cash in banks, certificates of deposit, time deposits and other short term securities with maturities of three months or less when purchased as cash and cash equivalents. There were no cash equivalents held by the Company at December 31, 2004 and 2003.

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

      Investments in Marketable Securities

      The Company invests in European common stocks. Available-for-sale securities are carried at fair market value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' deficiency. In determining realized gains and losses, the cost of the securities sold is based upon the specific identification method. The Company reviews each marketable security to determine whether a decline in fair market value in other than temporary. If the decline is deemed other than temporary, the cost basis of the individual security is written down to the fair value as a new cost basis and the amount written down is included in operations as a realized loss.

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

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

      Investment in Limited Partnership

      The Company owns a 9.3% interest in Bensenville Associates Ltd., a limited partnership, which is accounted for under the equity method of accounting. Under this method, the initial investment is recorded at cost. Subsequently, the investment is increased or decreased for the Company's pro-rata share of the partnership's income and losses. The Company's share of the loss in the partnership for the years ended December 31, 2004 and 2003 was approximately $15,000 and $63,336, respectively, and the book value of the investment at December 31, 2004 and 2003 was $20,209 and $35,209, respectively.

      Intangible Assets

      Intangible assets consist of acquired patents, expenses incurred on approved patents and on the successful defense of approved patents. Amortization is computed using the straight line method over the estimated period of the benefit.

      Impairment of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. Management believes that there are no impaired long-lived assets at December 31, 2004 and 2003.

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

      Revenue Recognition

      Sales are recognized when the earnings process is complete and collectibility is reasonably assured, which is usually when the goods are shipped to customers. Amounts billed related to shipping and handling are included in revenue.

      Shipping and Handling Costs

      Shipping and handling costs are included in cost of sales in accordance with guidance established by the Emerging Issues Task Force, issue No. 00-10, "Accounting for Shipping and Handling Costs." During 2004 and 2003, there were no material shipping and handling costs.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

      Research and Development

      The Company expenses all research and development costs as incurred.

      Stock Based Compensation

      Effective January 1, 2003 the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The interim disclosure requirements of SFAS 148 are effective for interim periods beginning after December 15, 2002. The Company's stock-based compensation related to employees and non-employee directors is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and thus there is no compensation expense for options granted with exercise prices equal to the fair value of the Company's common stock on the date of the grant. With respect to stock based compensation granted to nonemployees, the Company records an expense equal to the fair value of the option on the measurement date, which is either the earlier of the date at which a commitment for performance is reached or the date at which the service is complete.

      Computation of Net Loss per Share

      The Company presents basic loss per share and, if applicable, diluted earnings per share pursuant to the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128").

      Under SFAS 128 basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares outstanding during the year. Diluted net earnings per share is computed by dividing the net earnings for the year by the weighted average number of common share and common share equivalents outstanding during the year. Common stock equivalents would arise from the exercise of stock options. For the year ended December 31, 2004, the Company granted 200,000 shares and cancelled contracts granted June 30, 1999 totaling 34,270 shares. For the year ended December 31, 2003, none were issued. Diluted net loss has not been disclosed for the years ended December 31, 2004 and 2003 as the effect is anti-dilutive.

      Foreign Currency Translation and Transactions

      Assets and liabilities of the foreign subsidiaries are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the year. Resulting translation adjustments, if material, are recorded as accumulated other comprehensive loss which is a separate component of stockholders' deficit.

      Comprehensive Loss

      The foreign currency translation gains (losses) resulting from the translation of the financial statements of the Company's subsidiaries expressed in Euros to United States dollars are reported as accumulated other comprehensive income (loss) in the consolidated statement of changes in stockholders' deficiency and comprehensive loss.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

      Comprehensive Loss

      The unrealized gains and losses, net of tax, resulting from the valuation of available-for sale securities at their fair market value at year end are reported as other comprehensive income (loss) in consolidated statement of changes in stockholders' deficiency and comprehensive loss.

      The change in accumulated unrealized loss on investments in marketable securities during the year ended December 31, 2004 and 2003 was as follows:

                                                                          2004         2003
                                                                          ----         ----
      Beginning accumulated unrealized loss on marketable securities   $(437,868)   $(577,391)
      Unrealized gain (loss) arising during the year                      39,622      105,574
      Reclassification adjustment gain                                        --       33,949
                                                                       ---------    ---------
      Ending accumulated unrealized loss on marketable securities      $(398,246)   $(437,868)
                                                                       =========    =========

      Financial Instruments

      The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued interest payable approximate fair value at December 31, 2004 and 2003, due to the relatively short maturity of the instruments. The investment in limited partnership is recorded using the equity method and it is not practical to estimate the fair value of this investment without incurring excessive cost, as this investment is not publicly traded. Long-term debt approximates fair value based upon based upon debt terms available for entities under similar terms.

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

      Recent Accounting Pronouncements

      In November 2004, the FASB issued SFAS No. 151 "Amendment of ARB No. 43, Chapter 4, Inventory Pricing". This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. Management believes this statement will not have a material impact on the Company's consolidated financial statements.

      Reclassifications

      Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 4 - INVESTMENTS IN MARKETABLE SECURITIES

      During 2004 and 2003, the Company classified its investments in marketable securities as available for sale, and those that intend to hold for more than one year as non-current. Unrealized holding gains and losses are reported as a separate component of stockholders' deficiency as part of accumulated other comprehensive income (loss) until realized. The following is a reconciliation of original cost to fair market value for securities held as of December 31:

                                                                           2004           2003
                                                                        ----------     ----------
      Investments in marketable securities, at cost                     $  646,057     $  646,057
      Unrealized loss                                                     (398,246)      (437,868)
                                                                        ----------     ----------
      Investment in marketable securities at fair market value             247,811        208,189
      Less current portion                                                (247,811)      (208,189)
                                                                        ----------     ----------

      Non-current portion                                               $       --     $       --
                                                                        ==========     ==========

NOTE 5 - INVENTORIES

      Inventories consist of the following at December 31:

                                                                           2004           2003
                                                                        ----------     ----------
              Raw materials                                             $   23,300     $   21,700
              Work in process                                               48,300         51,700
              Finished goods                                                85,000        110,200
                                                                        ----------     ----------

                                                                        $  156,600     $  183,600
                                                                        ==========     ==========

NOTE 6 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                                                           2004           2003
                                                                        ----------     ----------
              Land                                                      $   12,160     $   11,600
              Buildings and improvements                                   185,000        185,000
              Equipment and furnishings                                    202,400        183,600
                                                                        ----------     ----------

                                                                           399,000        380,200
              Less accumulated depreciation and amortization               377,500        356,100
                                                                        ----------     ----------

                                                                        $   21,500     $   24,100
                                                                        ==========     ==========

NOTE 7 - INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31:

                                                                           2004           2003
                                                                        ----------     ----------

              Patents                                                   $  119,682     $  119,682
              Less: Accumulated amortization                                14,526          8,542
                                                                        ----------     ----------

                                                                        $  105,156     $  111,140
                                                                        ==========     ==========

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 8 - LONG-TERM DEBT

      Long-term debt consists of the following at December 31:

                                                                           2004           2003
                                                                        ----------     ----------
              6% convertible promissory notes payable (A)               $  700,000     $  700,000
              ANVAR advances (B)                                                          338,800
              7% convertible promissory notes payable (C)                1,100,000        560,753
                                                                        ----------     ----------
                                                                         1,800,000      1,598,553
              Less current portion                                              --         45,300
                                                                        ----------     ----------

                                                                        $1,800,000     $1,554,253
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

      On December 20, 2004, the Company approved requests from certain holders of 6% Notes for the conversion of approximately $336,000 into shares of the Company's common stock. As a result of the conversion, the Company charged approximately $336,000 to accrued interest for the year then ended December 31, 2004 based on the beneficial conversion feature of these 6% notes.

(B) These non interest bearing advances represent monies provided to Inoteb by ANVAR, an agency of the French government that finances or subsidizes certain "credible" research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, Inoteb will not have to pay some or all of the advances.

      During the third quarter of 2004, notes of $297,800 were forgiven by ANVAR under the terms of their research and development agreement upon the determination that certain research will not result in a commercially feasible product.

(C) The Company sold 7% convertible promissory notes payable due December 31, 2006 (the "7% Notes") in the aggregate principal amount of $850,000 to "accredited investors" during December 2003 through February 2004 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933. At December 31, 2003 the Company had received approximately $560,000, of which approximately $135,000 was received as stockholder advances during 2002 and approximately $425,000 during 2003, and approximately an additional $290,000 during February 2004. .

      A conversion took place on December 2004 for $100,000 note at the rate of $10 per share.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 8 - LONG-TERM DEBT - continued

      During February and July 2004, the Company sold an additional $350,000 under the new subscription for $350,000 of 7% convertible promissory notes payable (the "7% Notes"). In further, during December 2004, the Company sold to an accredited investor an additional 7% convertible promissory note in the aggregate principal amount of $300,000 bringing the total 7% convertible promissory notes payable sold in 2004 to $650,000 and total outstanding 7% convertible promissory notes to $1,500,000. The Company will pay a 7% commission on $650,000, which was sold during 2004.

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

      The aggregate maturities of long-term debt at December 31, 2004 are as follows:

                December 31,
                ------------
                    2005                                                      --
                    2006                                               1,800,000
                                                                     -----------

                                                                     $ 1,800,000
                                                                     ===========

NOTE 9 - INCOME TAXES

      At December 31, 2004, the Company had net operating loss carryforwards of approximately $10,792,000 available to reduce future Federal taxable income, which, if not used, will expire at various dates through December 31, 2023. These net operating loss carryforwards create a deferred tax asset of approximately $3,665,000. There are no other material differences between amounts used for financial reporting purposes and tax reporting purposes. Since it is more likely than not that the Company will not realize a benefit from these net operating loss carryforwards a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

      The Company's wholly owned subsidiary, Inoteb, has a net operating loss of approximately $5,000,000 at December 31, 2004 under French tax regulations. Prior to January 1, 2004 these net operating losses could be carried forward five years to offset future taxable income. After January 1, 2004 these net operating loss carryforwards can be carried forward indefinitely to offset future taxable income. This net operating loss creates a deferred tax asset of approximately $1,700,000. There are no other material differences between amounts used for financial reporting purposes and tax reporting purposes. Since it is more likely than not that the subsidiary will not realize a benefit from these net operating loss carryforwards a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

      Income taxes differ from the statutory rate due to the following at December 31:

                                                                   2004           2003
                                                                ----------     ----------
              Income tax benefit at 35%                         $ (221,000)    $ (108,500)
              Utilization of net operating loss carryforward       221,000        108,500
                                                                ----------     ----------

                                                                $       --     $       --
                                                                ==========     ==========

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 10 - STOCK OPTION PLAN

      In December 21, 2004, the Company decided to cancel all option contracts and reissue new contracts. A summary of the Company's stock option activity is as follows for the years ended December 31, 2004 and 2003:

          ------------------------------------------------------------------
                                                      Common Stock
          ------------------------------------------------------------------
                                                            Weighted average
                                               Shares        Exercise Price
          ------------------------------------------------------------------
          Outstanding, December 31, 2002       34,270          $  89.88
          ------------------------------------------------------------------
          Granted                                  --
          ------------------------------------------------------------------
          Exercised                                --
          ------------------------------------------------------------------
          Outstanding, December 31, 2003       34,270             89.88
          ------------------------------------------------------------------
          Cancelled                           (34,270)
          ------------------------------------------------------------------
          Granted                             200,000             10.00
          ------------------------------------------------------------------
          Exercised
          ------------------------------------------------------------------
          Outstanding, December 31, 2004      200,000          $  10.00
          ------------------------------------------------------------------

      The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of the Company's stock options outstanding is as follows:

          --------------------------------------------------------------------------------------
                                      Options Outstanding                Options Exercisable
          --------------------------------------------------------------------------------------
                                            Weighted-
                                             Average       Weighted-                   Weighted-
                                            Remaining      Average                     Average
                               Number      Contractual     Exercise       Number       Exercise
          Exercise Prices    Outstanding      Life          Price       Exercisable     Price
          --------------------------------------------------------------------------------------
              $10.00           200,000         4.98        $ 10.00        200,000      $ 10.00
          --------------------------------------------------------------------------------------

NOTE 11 - SEGMENT AND GEOGRAPHIC INFORMATION

      Information about the Company's assets in different geographic locations at December 31, 2004 and 2003 is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

      The following shows information about the Company's foreign operations at December 31, 2004 and 2003:

                                                          2004           2003
                                                      -----------    -----------
      Net Sales:
      France                                          $   171,000    $   190,000
      Other European countries                            108,200         90,800
      Others                                               72,300         81,100
                                                      -----------    -----------

                                                      $   351,500    $   361,900
                                                      ===========    ===========

      Total Assets:
      United States                                   $   818,947    $   443,076
      France                                              282,100        369,600
                                                      -----------    -----------

                                                      $ 1,101,047    $   812,676
                                                      ===========    ===========

                         BIOCORAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 12 - RELATED PARTY

      The Company has a consulting agreement with its Chairman and President in which he earns $150,000 annually. The agreement expires August 2005. At December 31, 2004 and 2003 the Company owed this individual an aggregate of $518,758 and $390,000, respectively, of which $412,500 and $300,000, respectively relate to the consulting agreement, the balance of $104,438, and $90,000, respectively relate to un-reimbursed travel expenses and $1,820 relate to start-up costs. In the year ended December 31, 2004, to help the Company's cash position, the president has deferred receipt of any 2004 cash compensation pursuant to his consulting agreement.

NOTE 13 - COMMITMENTS

      The Company rents certain office space under an operating lease expiring on April 30, 2004, with an automatic renewal of three years. The lease has been renewed for the three years ending April 30, 2007. This agreement is transferable and can be cancelled with six months notice. Rent expense for the years ended December 31, 2004 and 2003 were approximately $52,000.

      At December 31, 2004, total minimum rentals under noncancellable operating leases with an initial or remaining term lease term of one year or more are as follows:

             Year Ending
             December 31:
             ------------
                 2005                                                  $  52,000
                 2006                                                     52,000
                 2007                                                     17,333
                                                                       ---------

                                                                       $ 121,333
                                                                       =========

NOTE 14 - LEGAL PROCEEDINGS

      There is no material litigation pending against us at this time.

NOTE 15 - SUBSEQUENT EVENT

      In January, 2005, the Company received $300,000 in connection with the subscription for $300,000 of 7% convertible promissory notes (the "7% Notes") sold in December 2004 (See Note 8c).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure. For discussion regarding recent changes of our independent accountants, please see our Annual Report on Form 10-KSB for the year ended December 31, 2003 and our previously filed and subsequent Current Reports on Form 8-K.

Item 8A. Controls and Procedures

(a) Disclosure controls and procedures. Based upon an evaluation, supervised by Nasser Nassiri, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures concluded that our disclosure controls and procedures were effective as of December 31, 2004.

(b) Internal controls. During the year ended December 31, 2004, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

The following persons are our executive officers and directors:

Name                      Age          Positions with our Company
----                      ---          --------------------------
Nasser Nassiri            41           President, Chief Executive Officer and
                                       Chairman of the Board
Yuhko Grossman            39           Secretary, Treasurer and Director
Jean Darondel             62           Director

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

Scientific Advisory Board

We also have a scientific advisory board to aid us in the strategic development of our products. The following are the members of the scientific advisory board:

Dr. Yves Cirotteau is an orthopedic and traumatologic surgeon. Dr. Yves Cirotteau is Medical Scientific Director of our French subsidiary. He is a member of the SOFCOT (French Orthopaedic and Traumatologic Society), Hip and Knee Society and AAAS (American Association for Advancement of Science). Dr. Cirotteau is the principal inventor of Biocoral(R), applications in curative and preventive treatments of osteoporotic fractures and is involved in its development.

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

Dr. Genevieve Guillemin is a scientist and director of CNRS (French National Center of Scientific Research). Dr. Guillemin co-filed the original 1979 patent for Biocoral(R) and still participates in the development of Biocoral(R).

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our Common Stock. Officers, directors and ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2004, no such reports were submitted to us for review and, based upon this, to our knowledge, all Section 16(a) filing requirements applicable to our officers and directors have been complied with except that our directors have not yet filed Forms 5 relating to the issuance of options in December 2004.

Item 10. Executive Compensation

Presently, none of our executive officers receive any salary. However, on September 1, 1997, we entered into a Consulting Agreement with Nasser Nassiri, our Chairman, pursuant to which Mr. Nassiri serves as our Chairman. The Agreement, which was for a three year term, provided for base compensation of $150,000 per annum, reimbursement of certain expenses and for a payment of two years' compensation thereunder in the event of a change in control of the Company. The agreement was renewed, on the same terms, in 2000 for two years until August 30, 2002 and has been renewed during 2002 for an additional three years until August 2005. Through

December 31, 2004, to help the company's cash position. Our Chairman has deferred receipt of any cash compensation pursuant to his Consulting Agreement.

Stock Option Plan

On May 4, 1992, we adopted a stock option plan which originally authorized the granting of options to purchase up to 2,000,000 shares of common stock. On April 16, 2001, this was increased to 20,000,000 shares.

As of December 21, 2004, we cancelled all of the outstanding options and replaced them with options having substantially similar terms and conditions, but with an exercise price of $10.00 per share, in the following amounts:

                 Nasser Nassiri             100,000
                 Jean Darondel               50,000
                 Yuhko Grossman              50,000

A form of such option agreement is filed as Exhibit 4.2 to this Form 10-KSB.

Aggregated Option Exercises and Fiscal Year-End Option Values

The following table lists the number of securities underlying unexercised options at December 31, 2003.

                                                     NUMBER OF
                                                     SECURITIES      VALUE OF
                                                     UNDERLYING     UNEXERCISED
                                                    UNEXERCISED     IN-THE-MONEY
                                                      OPTIONS         OPTIONS
                            SHARES                   AT FY-END       AT FY-END
                           ACQUIRED      VALUE      EXERCISABLE/    EXERCISABLE/
         NAME             ON EXERCISE   REALIZED   UNEXERCISABLE   UNEXERCISABLE
         ----             -----------   --------   -------------   -------------
Nasser Nassiri..........       --          --       100,000/ --         --/--
Jean Darondel...........       --          --        50,000/ --         --/--
Yuhko Grossman..........       --          --        50,000/ --         --/--

Director Compensation

Our directors do not receive compensation for their services as directors, but are reimbursed for travel and all reasonable out-of-pocket expenses incurred in connection with each board meeting attended or other company services.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of May 15, 2005 by:

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 13, 2005 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

                                                         AMOUNT AND NATURE
                                                           OF BENEFICIAL
                                                          OWNERSHIP AS OF      PERCENT OF
NAME AND ADDRESS OF BENEFICIAL                                MAY 15,           SHARES IN
OUTSTANDING OWNER                      TITLE OF CLASS          2005              CLASS(5)
-----------------                      --------------    -----------------      ---------
Jean Darondel ....................      Common Stock           50,000(1)            *
  38 rue Anatole France,
  92594 Levallois Perret Cedex,
  France

Yuhko Grossman ...................      Common Stock           50,000(2)            *
  38 rue Anatole France,
  92594 Levallois Perret Cedex,
  France

Nasser Nassiri ...................      Common Stock          100,000(3)            *
  38 rue Anatole France,
  92594 Levallois Perret Cedex,
  France

All officers and directors
as a group                              Common Stock          200,000(4)            *

*- Indicates less than 1%

(1) Includes for Mr. Darondel options to purchase 50,000 shares of common stock, which are exercisable at $10 per share.

(2) Includes for Mr. Grossman, options to purchase 50,000 shares of common stock, which are exercisable at $10 per share.

(3) Includes for Mr. Nassiri, options to purchase 100,000 shares of common stock, which are exercisable at $10 per share.

(4) The issuance of options to the officers and directors were not approved by our shareholders.

(5) Based upon 11,353,818 shares of common stock outstanding.

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

Item 12. Certain Relationships and Related Transactions

None.

Item 13. Exhibits and Reports on Form 8-K.

(a) Unless otherwise indicated, the following is a list of exhibits filed as a part of this annual report:

--------------------------------------------------------------------------------
Exhibit Number    Description of Document
--------------------------------------------------------------------------------
3.1               Certificate of Incorporation, as amended(1)(2)
--------------------------------------------------------------------------------
3.2               By-laws (1)
--------------------------------------------------------------------------------
3.3               Certificate of Amendment to Certificate of Incorporation
--------------------------------------------------------------------------------
4.1               Form of Company's 3 year 7% Convertible Redeemable Debenture due December 31, 2006
--------------------------------------------------------------------------------
4.2               Form of Option Agreement
--------------------------------------------------------------------------------

31                Certification of Nasser Nassiri pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
32                Certification of Nasser Nassiri pursuant to Rule 13(a)

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

During the fourth quarter of 2004, we filed no current reports on Form 8-K.

Item 14. Principal Accountant Fees and Services.

Audit Fees for 2004

Our principal accountant for 2004 is Shelley International CPA. For services rendered in connection with the audit of our 2004 financial statements, we have paid them $7,500 to date, but we have not been billed for the balance of the fees for this audit.

Audit Fees for 2003

Our principal accountant for 2003 was Weinberg & Company. For services rendered in connection with the audit of our 2003 financial statements and review of first quarter of 2004, including reissuance of their opinion for filing with the financial statements in this Annual Report on Form 10-KSB, we paid them $33,000.

We paid Most & Company LLP approximately $12,000 for services in connection with the review of our unaudited financial statements for filing with our Quarterly Reports on Form 10-QSB of June 30, 2004 and September 30, 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on May 18, 2005.

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

Signature                Title                                      Date
-------------            -----                                      ----


/s/ Nasser Nassiri       President, Chief Executive Officer         May 18, 2005
------------------       and Chairman of the Board of Directors
    Nasser Nassiri       (Principal Executive Officer and
                         Principal Accounting Officer)


/s/ Yuhko Grossman       Secretary, Treasurer and Director          May 18, 2005
------------------
    Yuhko Grossman


/s/ Jean Darondel        Director                                   May 18, 2005
-----------------
    Jean Darondel