Form 10KSB/A
period 2004-12-31
BIOCORAL INC
filed 2005-05-19
CIK 919605

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

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

                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-KSB is being filed for the sole purpose of adding Exhibit 3.4 (Certificate of Amendment of Certificate of Incorporation).

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

Item 12. Certain Relationships and Related Transactions

None.

Item 13. Exhibits and Reports on Form 8-K.

(a) Unless otherwise indicated, the following is a list of exhibits filed as a part of this annual report:

--------------------------------------------------------------------------------
Exhibit Number    Description of Document
--------------------------------------------------------------------------------
3.1               Certificate of Incorporation, as amended(1)(2)
--------------------------------------------------------------------------------
3.2               By-laws (1)
--------------------------------------------------------------------------------
3.3               Certificate of Amendment to Certificate of Incorporation
--------------------------------------------------------------------------------
3.4               Certificate of Amendment to Certificate of Incorporation
--------------------------------------------------------------------------------
4.1               Form of Company's 3 year 7% Convertible Redeemable Debenture due December 31, 2006
--------------------------------------------------------------------------------
4.2               Form of Option Agreement
--------------------------------------------------------------------------------

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