Form 10-Q
period 2005-03-31
BIOCORAL INC
filed 2005-06-10
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2005

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-23512

                                 BIOCORAL, INC.
             (Exact name of Registrant as specified in its charter)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of May 31, 2005 was
11,353,819

                         BIOCORAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                                 MARCH 31, 2005

                                    CONTENTS

PAGE     2      CONDENSED CONSOLIDATED BALANCE SHEETS  AS OF MARCH 31,
                2005 (UNAUDITED) AND DECEMBER 31, 2004

PAGE     3      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND
                2004 (UNAUDITED)

PAGE     4      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE LOSS FOR
                THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)
                AND FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

PAGE     5      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 2005
                AND 2004 (UNAUDITED)

PAGE     6-9    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED)

PART I

Item 1. Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                March 31,        December 31,
                                                                                  2005               2004
                                                                              ------------       ------------
                                                                              (Unaudited)
Current Assets:
   Cash                                                                       $    353,614       $    129,508
   Investments in marketable securities                                            208,439            247,811
   Accounts receivable, net of allowance for doubtful accounts of $1,900            50,776             53,276
   Inventories                                                                     130,800            156,500
   Prepaid expenses and other current assets                                        65,217             37,507
                                                                              ------------       ------------

     Total Current Assets                                                          808,846            624,602

Property and equipment, net                                                        139,500             21,500
Restricted cash held in escrow                                                      21,049             11,049
Investment in limited partnership                                                   20,209             20,209
Intangible assets, net                                                             103,660            105,156
Other assets                                                                        14,633             15,320
                                                                              ------------       ------------

     Total Assets                                                             $  1,107,897       $    797,836
                                                                              ============       ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current  Liabilities:
   Accounts payable                                                           $    666,530       $    547,747
   Current portion due to officer                                                  112,258            106,258
   Accrued interest payable                                                         42,201              8,951
                                                                              ------------       ------------

     Total Current Liabilities                                                     820,989            662,956

Due to officer, net of current portion                                             450,000            412,500
Long-term debt, net of current portion                                           2,100,000          1,800,000
Deferred employee benefits                                                           5,400             49,200
                                                                              ------------       ------------

       Total Liabilities                                                         3,376,389          2,924,656
                                                                              ------------       ------------

Commitments and contingencies

Stockholders' Deficiency:
   Preferred stock, par value $.001 per share; 1,000,000  shares
     authorized; none issued                                                            --                 --
   Common Stock; $.001 par value;  100,000,000 shares authorized;
     11,353,819 shares issued and outstanding for both years                        11,354             11,354
   Additional paid-in capital                                                   17,900,090         17,900,090
   Accumulated other comprehensive loss                                           (543,422)          (611,633)
   Accumulated deficiency                                                      (19,636,514)       (19,426,631)
                                                                              ------------       ------------

     Total Stockholders' Deficiency                                             (2,268,492)        (2,126,820)
                                                                              ------------       ------------

     Total Liabilities and Stockholders' Deficiency                           $  1,107,897       $    797,836
                                                                              ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                            -------------------------------
                                                                                2005               2004
                                                                            ------------       ------------
Net sales                                                                   $     77,000       $    106,900
Cost of sales                                                                     49,500             72,300
                                                                            ------------       ------------

   Gross Profit                                                                   27,500             34,600
                                                                            ------------       ------------

Operating Expenses:
   Research and development                                                      101,033             40,308
   Consulting and professional fees                                               51,526             81,400
   Depreciation and amortization                                                   3,596              4,396
   Administrative expenses                                                        44,478            100,285
                                                                            ------------       ------------

     Total Operating Expenses                                                    200,633            226,389
                                                                            ------------       ------------

   Loss From Operations                                                         (173,133)          (191,789)
                                                                            ------------       ------------

Other Income (Expense):
   Interest, net                                                                 (33,150)           (25,376)
   Other                                                                          (3,600)             1,500
                                                                            ------------       ------------

     Total Other Income (Expense)                                                (36,750)           (23,876)
                                                                            ------------       ------------

Net Loss                                                                        (209,883)          (215,665)

Other Comprehensive Income (Loss):
   Foreign translation gain (loss)                                               107,583             32,015
   Unrealized gain on marketable securities                                      (39,372)             7,863
                                                                            ------------       ------------

Comprehensive Loss                                                          $   (141,672)      $   (175,787)
                                                                            ============       ============

Basic and diluted net loss per share                                        $      (0.02)      $      (0.02)
                                                                            ============       ============

Basic and diluted weighted average number of common shares outstanding        11,353,819         11,297,573
                                                                            ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          BIOCORAL, INC. AND SUBSIDIARY
  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY AND
                               COMPREHENSIVE LOSS
              FOR THE THREE MONTHS ENDED MARCH 31, 2005 (Unaudited)
               AND FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                          Accumulated
                                     Common Stock                            Other                          Total
                                ----------------------    Additional     Comprehensive    Accumulated   Stockholders'  Comprehensive
                                  Shares       Amount   Paid-in Capital       Loss         Deficiency    Deficiency         Loss
                                ----------   ---------  ---------------  -------------    -----------   -------------  -------------
Balance, January 1, 2003        11,297,573   $  11,298    $ 17,337,292     $(633,182)    $(18,458,833)  $(1,743,425)

Other comprehensive gain -
  increase in market value
  of marketable securities              --          --              --       139,268               --       139,268     $ 139,268

Other comprehensive loss -
  foreign currency translation          --          --              --      (193,715)              --      (193,715)     (193,715)

Net loss                                --          --              --            --         (319,176)     (319,176)     (319,176)
                                ----------   ---------    ------------     ---------     ------------   -----------     ---------

Balance, December 31, 2003      11,297,573      11,298      17,337,292      (687,629)     (18,778,009)   (2,117,048)    $(373,623)

Net loss                                                                                     (648,622)     (648,622)    $(648,622)

Other comprehensive gain -
  increase in market value
  of marketable securities              --          --              --        39,622               --        39,622        39,622

Other comprehensive gain -
  foreign currency translation          --          --              --        36,374               --        36,374        36,374
                                ----------   ---------    ------------     ---------     ------------   -----------     ---------

Total comprehensive income              --          --              --        75,996         (648,622)   (2,689,674)     (572,626)

Conversion of convertible
  debentures                        56,246          56         562,798            --               --       562,854            --
                                ----------   ---------    ------------     ---------     ------------   -----------     ---------

Balance, December 31, 2004      11,353,819   $  11,354    $ 17,900,090     $(611,633)     (19,426,631)  $(2,126,820)    $(572,626)

Foreign currency translation
  gain                                                                       107,583                        107,583       107,583

Unrealized loss on marketable
  securities                                                                 (39,372)                       (39,372)      (39,372)

Net loss                                --          --              --            --         (209,883)     (209,883)     (209,883)
                                ----------   ---------    ------------     ---------     ------------   -----------     ---------

Balance, 03/31/05               11,353,819      11,354      17,900,090      (543,422)     (19,636,514)   (2,268,492)     (714,298)
                                ==========   =========    ============     =========     ============   ===========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                    -----------------------
                                                                       2005          2004
                                                                    ---------     ---------
Cash flows from operating activities:
   Net loss                                                         $(209,883)    $(215,665)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
       Depreciation and amortization                                    3,596         4,396
       Provision for doubtful accounts                                   (200)
   Change in operating assets and liabilities:                             --
     Accounts receivable                                                2,700       (55,800)
     Inventories                                                       25,700        47,600
     Prepaid expenses and other current assets                        (27,710)       (7,900)
     Restricted cash held in escrow                                   (10,000)
     Other assets                                                         687           500
     Accounts payable                                                 118,783       (43,862)
     Current portion due to officer                                     6,000         6,000
     Accrued interest payable                                          33,250        30,273
     Due to officer, net of current portion                            37,500        37,500
     Deferred employee benefits                                       (43,800)       (1,500)
                                                                    ---------     ---------

Net cash (used in) provided by operating activities                   (63,377)     (198,458)
                                                                    ---------     ---------

Cash flows from financing activities:
   Proceeds from long-tem debt                                        300,000       358,447
                                                                    ---------     ---------

Effects of changes in exchange rates on cash                          (12,517)       32,715
                                                                    ---------     ---------

Increase (decrease) in cash                                           224,106       192,704

Cash, beginning of period                                             129,508        88,489
                                                                    ---------     ---------

Cash, end of period                                                 $ 353,614     $ 281,193
                                                                    =========     =========


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                       $     300     $      --
                                                                    =========     =========
     Income taxes                                                   $      --     $      --
                                                                    =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

NOTE 2 - LIQUIDITY

      The Company had net losses of approximately $209,900 and $215,700 for the three months ended March 31, 2005 and 2004, respectively and has a negative cash flow from operations of $63,377 for the three months ended March 31, 2005. Management believes that it is likely that the Company will continue to incur net losses through at least twelve months. The Company also had a working capital deficiency and stockholders' deficiency approximately $12,143 and $2,268,492 at March 31, 2005. During January 2005, the Company received approximately $300,000 relating to the issuance of the 7% convertible promissory notes payable (See Note 8). In addition, the Company had as of March 31, 2005 approximately $208,450 of investments in available-for-sale securities. Management believes that these funds will provide sufficient working capital to operate through 2005.

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      (A) Basis of Presentation

      The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

      (B) Principal of Consolidation

      The accompanying condensed consolidated financial statements include all of the accounts of Biocoral, Inc. and its wholly-owned subsidiaries, Bio Holdings International, Ltd., Cabestan, Inc., Immo Distribution, Ltd., 3H and Inoteb, S.A., as of March 31, 2005 and 2004. Cabestan, Inc., 3H and Immo Distribution are not operating subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      (C) Interim Condensed Consolidated Financial Statements

      The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three-months ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the full year.

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

      BIn accordance with SFAS 148 the accompanying table represents the effect on net loss and net loss per share had compensation cost for the Company's stock based compensation been determined consistent with SFAS 123:

                                                                              Three-Months Ended
                                                                                   March 31,
                                                                         ----------------------------
                                                                             2005            2004
                                                                         -----------     -----------
      Net loss (as reported)                                             $  (209,883)    $  (215,665)

      Deduct: Additional stock based compensation expense determined under the fair value based method for all awards granted,
          modified or settled during the period, net of related taxes             --              --
                                                                         -----------     -----------

      Pro forma net loss                                                 $  (209,883)    $  (215,665)
                                                                         ===========================

      Basic, as reported                                                 $     (0.02)    $     (0.02)
                                                                         ===========================

      Basic, pro forma                                                   $     (0.02)    $     (0.02)
                                                                         ===========     ===========

     (E) Use of Estimates

      The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (F) Per Shares Data

      Basic and diluted net loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding as defined by statement of Fincncial Accounting Standard, No. 128, "Earning Per Shares". Common stock equivalents have not been included in the computation of diluted loss per shares since the effect would be anti-dilutive.

      (G) Recent Accounting Pronouncements

      Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

      (H) Reclassifications

      Certain reclassifications have been made to the March 31, 2004 financial statements to conform to the March 31, 2005 presentation.

NOTE 4 - INVESTMENTS IN MARKETABLE SECURITIES

      The Company classified its investments in marketable securities as available for sale, and those that intend to hold for more than one year as non-current. Unrealized holding gains and losses are reported as a separate component of stockholders' deficiency as part of accumulated other comprehensive income (loss) until realized.

      The cost and fair market value of marketable securities available-for-sale consisted of the following:

                                    March 31, 2005           December 31, 2004
                               ----------------------     ----------------------
                                 Cost      Fair Value       Cost      Fair Value
                               --------    ----------     --------    ----------
                                   (Unaudited)

      Equity securities        $646,057     $208,439      $646,057     $247,811
                               ========     ========      ========     ========

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 5 - LONG TERM DEBT

      Long-term debt consisted of the following at March 31, 2004 and December 31, 2003:

                                                       March 31,    December 31,
                                                         2005           2004
                                                      ----------    ----------
                                                     (Unaudited)
          6% convertible promissory notes payable     $  700,000    $  700,000
          7% convertible promissory notes payable      1,400,000     1,100,000
                                                      ----------    ----------
                                                       2,100,000     1,800,000
          Less current portion                                --            --
                                                      ----------    ----------
                                                      $2,100,000    $1,800,000
                                                      ==========    ==========

      During January 2005 the Company received $300,000 in connection with the subscription of the 7% convertible promissory notes sold December 2004. At March 31, 2005 the Company had outstanding a total of $1,400,000 relating to the 7% convertible promissory notes payable.

NOTE 6 - RELATED PARTY

      As of March 31, 2005, and December 31, 2004, the Company owed its president $450,000 and $412,500, respectively, for accrued compensation and $112,258 and $106,258, respectively, of expenses mainly related to travel expenses. These amounts have been included in due to officer in the accompanying balance sheets as of March 31, 2005 and December 31, 2004. To help the coompany's cash position, the president has deferred receipt of his cash compensation for services performed and has agreed to continue this deferral in 2005.

NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION

      Information about the Company's assets and sales in different geographic locations is as follows:

                                                      March 31,     December 31,
                                                       2005             2004
                                                    -----------     ------------
                                                    (Unaudited)
      Total Assets:
        United States                               $   628,697     $   515,736
        France                                          479,200         282,100
                                                    -----------     -----------

                                                    $ 1,107,897     $   797,836
                                                    ===========     ===========

      The following shows information about the Company's sales as of March 31, 2005 and 2004:

                                                March 31, 2005    March 31, 2004
      Net Sale:
        France                                    $    39,800      $    49,400
        Other European countries                        8,400           27,100
        Others                                         30,800           21,500
                                                  -----------      -----------

                                                  $    77,000      $    98,000
                                                  ===========      ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes included in the financial statement contained elsewhere in this quarterly report and in conjunction with our discussion and analysis in our annual report on Form 10-KSB.

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

Intangible Assets. Intangible assets consist of acquired new patents, expenses incurred on approved of new patents and on the successful defense of approved new patents. Amortization is computed using the straight-line method over the estimated period of benefit. The valuation of these intangible assets is based upon estimates as to the current value of each new patent and the period of benefit and such estimates are subject to fluctuations. The value of a particular new patent could fluctuate based upon factors, such as competing technology or the creation of new applications, which are not accounted for in developing, but could affect, the estimates used. We owned through our wholly owned subsidiary ten additional titles patent applications in various countries in Europe, Canada, the United States, Japan, Australia, and Switzerland, we own more than 185 patent applications around the world and approximately 140 of which have thus far been granted by various countries by their official government patent office, including most European Community countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark office. The cost of acquisition, expenses incurred on approved patents and on the successful defenses of theses patents are fully amortized in our subsidiary financial statement and are not included in Intangible Assets in our financial statement.

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

Results of Operation for the Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004.

As discussed below our operations are conducted outside the United States of America, and as such, our functional currency is the Euro and not in the US Dollar. In order to comply with accounting principles generally accepted in the United States of America, our financial statements, as well as, the following discussion regarding our results of operations are in terms of U.S. dollars. Accordingly, part of the variance in revenues and expenses discussed below is due to the fluctuating exchange rates in addition to the other factors discussed.

Net sales, which are solely attributable to our wholly owned French subsidiary, totaled approximately 77,000 for the three months ended March 31, 2005, a decrease of approximately $29,900, or 28%, from approximately $106,900 for the three months ended March 31, 2004. This decrease in net sales is primarily attributable to products related to dental surgery as the company had a sales promotion in the first quarter of 2004 but this sales promotion didn't start until after March 21, 2005.

Cost of sales was approximately $49,500 for the three months ended March 31, 2005, a decrease of approximately $22,800, or 32%, from approximately $72,300 for the three months ended March 31, 2004. The gross profit percentage for the three months ended March 31, 2005 and 2004 was approximately 35% and 32%, respectively. Costs of sales decreased primarily due to the decrease in our revenues for the first quarter. The increase in our gross margin was due primarily to the sale of lower cost inventory during the current quarter.

Research and development expenses were approximately $101,000 for the three months ended March 31, 2005, an increase of approximately $60,700, or 150%, from approximately $40,300 for the three months ended March 31, 2004. This increase is principally due to costs incurred during the three months ended March 31, 2005 relating to our development of a new generation of products and the additional costs relating to the feasibility of patent title applications. There were no corresponding costs during the three months ended March 31, 2004.

Consulting and professional fees were aprroximately $51,600 for the three months ended March 31, 2005, an decrese of approximately $30,000, or 37% from approximately $81,400 for the three months ended March 31, 2004. This decrease is principally due to a decrease in legal and accounting fees.

Administrative expenses were approximatley $44,500 for the three months ended March 31, 2005, an decrease of approximatley $55,800 , or 56% from approximatley $100,300 for the three months ended March 31, 2004 due primarily to the exchange rate and to the reversal of certain past estimates that management has decided were too high.

Total other income (expense) was an expense of approximately $36,800 for the three months ended March 31, 2005, an increase of approximately $12,900, or 54.0%, from an expense of approximately $23,900 for the three months ended March 31, 2004. This increase in other expenses is due primarily to two factors: during the three months ended March 31, 2005 we received a dividend of approximately $1,500 which we did not receive during the three months ended March 31, 2005 and interest expense increased by approximately $7,800 between the periods due to an increase in notes payable during thequarter.

As a result of the above, our net loss for the three months ended March 31, 2005 totaled approximately $209,900 or $.02 per share compared to a net loss of approximately $215,700, or $.02 per share for the three months ended March 31, 2004. These losses per share were based on weighted average common shares outstanding of 11,353,819, and 11,297,573 for the three months ended March 31, 2005 and 2004 respectively

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, we had net losses of approximately $209,900 and $215,700 in 2005 and 2004, respectively. Management believes that it is likely that we will continue to incur net losses through at least end of 2005. We had a working capital deficiency and stockholders' deficiency of approximately $12,143 and $2,268,492 at March 31, 2005, respectively.

During January 2005, the Company received approximately $300,000 relating to the issuance of the 7% convertible promissory notes payable. In addition, the Company had as of March 31, 2005 approximately $208,450 of investments in available-for-sale securities. Management believes that these funds will provide sufficient working capital to operatefor at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not enter into derivatives or other financial instruments for hedging or speculative purposes. However, we do invest in Euro-denominated marketable securities which are subject to market and exchange-rate risk, and we are generally subject to fluctuations in the Euro/Dollar exchange rate for that portion of our operations which are conducted in Euros.

Exchange Rate Exposure

      We conduct much of our business operations (and incur substantially all of our operating costs other than professional and consulting fees) through our European subsidiaries in Euros and, as such, are exposed to risk resulting from the fluctuation of exchange rates between the Euro and the US Dollar. We do not engage in any hedging or other transactions for the purpose of minimizing this risk. However, we do invest in certain Euro-denominated marketable securities as discussed below. (See "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the effect of Euro/Dollar fluctuations on our results of operations.)

Marketable Securities

      A portion of our Euro/Dollar exchange rate exposure arises from our investment in marketable securities. We classify our investments in marketable securities as available for sale, and those that we intend to hold for more than one year as non-current. Unrealized holding gains and losses are reported as a separate component of stockholders' deficiency, as part of accumulated other comprehensive income (loss), until realized.

      The cost and fair market value of marketable securities available-for-sale consisted of the following:

                                  March 31, 2005            December 31, 2004
                              ----------------------      ----------------------
                               Cost       Fair Value       Cost       Fair Value
                               ----       ----------       ----       ----------
                                   (Unaudited)

      Equity securities      $646,057      $208,439      $646,057      $247,811
                             ========      ========      ========      ========


Item 4. Controls and Procedures

a) Disclosure controls and procedures. Based upon an evaluation, conducted by Nasser Nassiri, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Nassiri concluded that our disclosure controls and procedures were effective as of March 31, 2005.

(b) Internal controls. During the three months ended March 31, 2005, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

                                     PART II

Item 1. Legal Proceedings.

There is no material litigation pending against us at this time.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

During January 2005, we received $3000,000 in connection with the subscription for $300,000 of 7% convertible promissory notes payable sold during December 2004.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)   31    Rule 13a-14(a)/15d-14(a) Certification of Nasser Nassiri.

      32    Section 1350 Certification of Nasser Nassiri.

(b) Reports on Form 8-K:

On March 30, 2004, we filed a Form 8-K announcing a change in our independent accountants.

On April 8, 2005, we filed a Form 8-K announcing a change in our independent accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: June 10, 2005

                                           BIOCORAL, INC.


                                                /s/ Nasser Nassiri
                                                ------------------
                                                Nasser Nassiri, Chairman, CEO
                                                and Principal Accounting Officer