Form 10-Q
period 2005-06-30
BIOCORAL INC
filed 2005-08-03
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2005

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-23512

                                 BIOCORAL, INC.
               (Exact name Registrant as specified in its charter)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of June 30, 2005 was 11,353,816

PART I

Item 1. Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                                  JUNE 30, 2005

                                    CONTENTS

PAGE     2        CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2005
                  (UNAUDITED) AND DECEMBER 31, 2004

PAGE     3        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX
                  MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

PAGE     4        CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                  DEFICIENCY AND COMPREHENSIVE LOSS FOR THE SIX MONTHS ENDED
                  JUNE 30, 2005 (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER 31,
                  2004 AND 2003

PAGE     5        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
                  MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)

PAGE     6-9      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                ASSETS
                                                                             June 30,      December 31,
                                                                               2005            2004
                                                                           ------------    ------------
                                                                           (Unaudited)
Current Assets:
   Cash                                                                    $    166,935    $    129,508
   Investments in marketable securities                                         197,353         247,811
   Accounts receivable, net of allowance for doubtful accounts of $2,300         55,176          53,276
   Inventories                                                                  131,600         156,500
   Prepaid expenses and other current assets                                     43,624          37,507
                                                                           ------------    ------------

     Total Current Assets                                                       594,688         624,602

Property and equipment, net                                                     129,900          21,500
Restricted cash held in escrow                                                   11,049          11,049
Investment in limited partnership                                                20,209          20,209
Intangible assets, net                                                          205,634         105,156
Other assets                                                                     13,233          15,320
                                                                           ------------    ------------

     Total Assets                                                          $    974,713    $    797,836
                                                                           ============    ============

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current  Liabilities:
   Accounts payable                                                        $    586,037    $    547,747
   Current portion due to officer                                               118,258         106,258
   Accrued interest payable                                                      77,201           8,951
                                                                           ------------    ------------

     Total Current Liabilities                                                  781,496         662,956

Due to officer, net of current portion                                          525,000         412,500
Long-term debt, net of current portion                                        2,100,000       1,800,000
Deferred employee benefits                                                        5,100          49,200
                                                                           ------------    ------------

       Total Liabilities                                                      3,411,596       2,924,656
                                                                           ------------    ------------

Commitments and contingencies

Stockholders' Deficiency:
   Preferred stock, par value $.001 per share; 1,000,000  shares
     authorized; none issued                                                         --              --
   Common Stock; $.001 par value;  100,000,000 shares authorized;
     11,353,816 and 11,353,819 shares issued and outstanding for
     June 30, 2005 and December 31, 2004, respectively                           11,354          11,354
   Additional paid-in capital                                                17,900,090      17,900,090
   Accumulated other comprehensive loss                                        (547,200)       (611,633)
   Accumulated deficiency                                                   (19,801,127)    (19,426,631)
                                                                           ------------    ------------

     Total Stockholders' Deficiency                                          (2,436,883)     (2,126,820)
                                                                           ------------    ------------

     Total Liabilities and Stockholders' Deficiency                        $    974,713    $    797,836
                                                                           ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Six Months Ended                Three Months Ended
                                                                           June 30,                        June 30,
                                                                 ----------------------------    ----------------------------
                                                                      2005            2004            2005            2004
                                                                 ------------    ------------    ------------    ------------
Net sales                                                        $    162,400         203,100          85,400    $     96,200
Cost of sales                                                         113,100         110,800          63,600          38,500
                                                                 ------------    ------------    ------------    ------------

   Gross Profit                                                        49,300          92,300          21,800          57,700
                                                                 ------------    ------------    ------------    ------------

Operating Expenses:
   Research and development                                            63,800         165,411         (37,233)        125,103
   Consulting and professional fees                                   171,247         139,334         119,721          57,934
   Depreciation and amortization                                       11,830           7,292           8,234           2,896
   Administrative expenses                                            123,629         199,649          79,151          99,364
                                                                 ------------    ------------    ------------    ------------

     Total Operating Expenses                                         370,506         511,686         169,873         285,297
                                                                 ------------    ------------    ------------    ------------

   Loss From Operations                                              (321,206)       (419,386)       (148,073)       (227,597)
                                                                 ------------    ------------    ------------    ------------

Other Income (Expense):
   Interest, net                                                      (68,918)        (52,451)        (35,768)        (27,075)
   Other                                                               15,628           1,600          19,228             100
                                                                 ------------    ------------    ------------    ------------

     Total Other Income (Expense)                                     (53,290)        (50,851)        (16,540)        (26,975)
                                                                 ------------    ------------    ------------    ------------

Net Loss                                                             (374,496)       (470,237)       (164,613)       (254,572)

Other Comprehensive Income (Loss):
   Foreign translation gain (loss)                                    114,891          30,474           7,308          (1,541)
   Unrealized gain on marketable securities                           (50,458)          7,688         (11,086)           (148)
                                                                 ------------    ------------    ------------    ------------

Comprehensive Loss                                               $   (310,063)   $   (432,075)   $   (168,391)   $   (256,261)
                                                                 ============    ============    ============    ============

Basic and diluted net loss per share                             $      (0.03)   $      (0.04)   $      (0.02)   $      (0.02)
                                                                 ============    ============    ============    ============

Basic and diluted weighted average number of common shares
  outstanding                                                      11,353,816      11,297,573      11,353,816      11,297,573
                                                                 ============    ============    ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          BIOCORAL, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY AND
                               COMPREHENSIVE LOSS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005


                                                                                                           Accumulated
                                                                 Common Stock                                 Other
                                                          ---------------------------      Additional      Comprehensive
                                                             Shares          Amount      Paid-in Capital       Loss
                                                          ------------    ------------   ---------------   ------------
Balance, January 1, 2003                                    11,297,573    $     11,298   $    17,337,292   $   (633,182)

Other comprehensive gain - increase in market value of
  marketable securities                                             --              --                --        139,268

Other comprehensive loss - foreign currency translation             --              --                --       (193,715)

Net loss                                                            --              --                --             --
                                                          ------------    ------------   ---------------   ------------

Balance, December 31, 2003                                  11,297,573          11,298        17,337,292       (687,629)

Net loss

Other comprehensive gain - increase in market value of
  marketable securities                                             --              --                --         39,622

Other comprehensive gain - foreign currency translation             --              --                --         36,374
                                                          ------------    ------------   ---------------   ------------

Total comprehensive income                                          --              --                --         75,996

Conversion of convertible debentures                            56,246              56           562,798             --
                                                          ------------    ------------   ---------------   ------------

Balance, December 31, 2004                                  11,353,819    $     11,354   $    17,900,090   $   (611,633)

Foreign currency translation gain                                                                               114,891

Unrealized loss on marketable securities                                                                        (50,458)

Other                                                               (3)

Net loss                                                            --              --                --             --
                                                          ------------    ------------   ---------------   ------------

Balance, 06/30/05                                           11,353,816          11,354        17,900,090       (547,200)
                                                          ============    ============   ===============   ============


                                                                              Total
                                                          Accumulated     Stockholders'   Comprehensive
                                                           Deficiency      Deficiency         Loss
                                                          ------------    ------------    ------------
Balance, January 1, 2003                                  $(18,458,833)   $ (1,743,425)

Other comprehensive gain - increase in market value of
  marketable securities                                             --         139,268    $    139,268

Other comprehensive loss - foreign currency translation             --        (193,715)       (193,715)

Net loss                                                      (319,176)       (319,176)       (319,176)
                                                          ------------    ------------    ------------

Balance, December 31, 2003                                 (18,778,009)     (2,117,048)   $   (373,623)

Net loss                                                      (648,622)       (648,622)   $   (648,622)

Other comprehensive gain - increase in market value of
  marketable securities                                             --          39,622          39,622

Other comprehensive gain - foreign currency translation             --          36,374          36,374
                                                          ------------    ------------    ------------

Total comprehensive income                                    (648,622)     (2,689,674)       (572,626)

Conversion of convertible debentures                                --         562,854              --
                                                          ------------    ------------    ------------

Balance, December 31, 2004                                 (19,426,631)   $ (2,126,820)   $   (572,626)

Foreign currency translation gain                                              114,891         114,891

Unrealized loss on marketable securities                                       (50,458)        (50,458)

Other

Net loss                                                      (374,496)       (374,496)       (374,496)
                                                          ------------    ------------    ------------

Balance, 06/30/05                                          (19,801,127)     (2,436,883)       (310,063)
                                                          ============    ============    ============

The accompanying notes are an integral part of these financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six Months Ended
                                                                         June 30,
                                                                 ----------------------
                                                                    2005         2004
                                                                 ---------    ---------
Cash flows from operating activities:
   Net loss                                                      $(374,496)   $(470,237)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
       Depreciation and amortization                                11,829        7,292
       Provision for doubtful accounts                                (400)         800
   Change in operating assets and liabilities:                          --
     Accounts receivable                                            (1,500)        (123)
     Inventories                                                    24,900       54,200
     Prepaid expenses and other current assets                      (6,117)     (12,300)
     Restricted cash held in escrow                                     --           --
     Other assets                                                    2,087          500
     Accounts payable                                               38,290       (6,877)
     Current portion due to officer                                 12,000       12,000
     Accrued interest payable                                       68,250       57,048
     Due to officer, net of current portion                        112,500       37,500
     Deferred employee benefits                                    (44,100)      (1,800)
                                                                 ---------    ---------

Net cash (used in) provided by operating activities               (156,757)    (321,997)
                                                                 ---------    ---------

Cash flows from investing activities:
   Capital expenditures                                           (106,807)
   Increase in restricted cash held in reserve account by bank          --      (31,977)
                                                                 ---------    ---------

Net cash (used in) provided by investing activities               (106,807)     (31,977)
                                                                 ---------    ---------

Cash flows from financing activities:
   Proceeds from long-tem debt                                     300,000      375,000
                                                                 ---------    ---------

Effects of changes in exchange rates on cash                           991       13,421
                                                                 ---------    ---------

Increase (decrease) in cash                                         37,427       34,447

Cash, beginning of period                                          129,508       88,489
                                                                 ---------    ---------

Cash, end of period                                              $ 166,935    $ 122,936
                                                                 =========    =========


Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                    $     300    $      --
                                                                 =========    =========
     Income taxes                                                $      --    $      --
                                                                 =========    =========

The accompanying notes are an integral part of these financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

      Biocoral, Inc. ("Biocoral") was incorporated under the laws of the State of Delaware on May 4, 1992. Biocoral is a holding company that conducts its operations primarily through its wholly-owned European subsidiaries. Biocoral, Inc., together with its subsidiaries are referred to collectively herein as the "Company."

      The Company's operations are in several business segments which consist of research and development, manufacturing and marketing of patented high technology biomaterials, bone substitute materials made from coral and other orthopedic, oral and maxillo-facial products, including products marketed under the trade name of Biocoral(R). Most of the Company's operations are conducted from Europe. The Company has obtained regulatory approvals to market its products throughout Europe, Canada and certain other countries. The Company owns various patents for its products which have been registered and issued in the United States, Canada, Japan, Australia and various countries throughout Europe. However, the Company has not applied for the regulatory approvals needed to market its products in the United States.

NOTE 2 - LIQUIDITY

      The Company had net losses of approximately $374,500 and $470,200 for the six months ended June 30, 2005 and 2004, respectively. Management believes that it is likely that the Company will continue to incur net losses through at least twelve months. The Company also had a working capital deficiency and stockholders' deficiency of approximately $186,800 and $2,436,900 at June 30, 2005. During January 2005, the Company received approximately $300,000 relating to the issuance of the 7% convertible promissory notes payable (See Note 5). In addition, the Company had as of June 30, 2005 approximately $197,400 of investments in available-for-sale securities. Management believes that these funds will provide sufficient working capital to operate through 2005.

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      (A) Basis of Presentation

      The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

      (B) Principles of Consolidation

      The accompanying condensed consolidated financial statements include all of the accounts of the Biocoral, Inc. and all of its wholly owned subsidiaries as of, and for the periods ended, June 30, 2005 and 2004. All material intercompany balances and transactions have been eliminated in consolidation.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                    (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      (C) Interim Condensed Consolidated Financial Statements

      The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the six-months ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the full year.

      (D) Stock Based Compensation

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for
      Stock-Based Compensation" ("SFAS 123"), and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the fair value method of accounting as discussed in SFAS 123 as of January 1, 2003. Accordingly, stock options and warrants, when issued, will be recorded in accordance with the terms of that document.

      In accordance with SFAS 148 the accompanying table represents the effect on net loss and net loss per share had compensation cost for the Company's stock based compensation been determined consistent with SFAS 123:

                                                                                  Six-Months Ended
                                                                                      June 30,
                                                                           -----------------------------
                                                                               2005             2004
                                                                           -----------       -----------
      Net loss (as reported)                                               $  (374,496)      $  (470,237)

      Deduct: Additional stock based compensation expense determined under the fair value based method for all awards granted,
          modified or settled during the period, net of related taxes               --                --
                                                                           -----------       -----------

      Pro forma net loss                                                   $  (374,496)      $  (470,237)
                                                                           ===========       ===========

      Basic, as reported                                                   $     (0.03)      $     (0.04)
                                                                           ===========       ===========

      Basic, pro forma                                                     $     (0.03)      $     (0.04)
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

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      (F) Per Share Data

      Basic and diluted net loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding as defined by statement of Financial Accounting Standard, No. 128, "Earning Per Shares". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

      (G) Recent Accounting Pronouncements

      Management does not believe that any recently issued, but not yet effective accounting pronouncements, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

      (H) Reclassifications

      Certain reclassifications have been made to the June 30, 2004 financial statements to conform to the June 30, 2005 presentation

NOTE 4 - INVESTMENTS IN MARKETABLE SECURITIES

      The Company classified its investments in marketable securities as available for sale, and those that it intends to hold for more than one year as non-current. Unrealized holding gains and losses are reported as a separate component of stockholders' deficiency as part of accumulated other comprehensive income (loss) until realized.

      The cost and fair market value of marketable securities available-for-sale consisted of the following:

                                 June 30, 2005               December 31, 2004
                             -----------------------     -----------------------
                               Cost       Fair Value       Cost       Fair Value
                             --------     ----------     --------     ----------
                                    (Unaudited)

      Equity securities      $646,057      $197,353      $646,057      $247,811
                             ========      ========      ========      ========

NOTE 5 - LONG TERM DEBT

      Long-term debt consisted of the following at March 31, 2004 and December 31, 2003:

                                                      June 30,     December 31,
                                                        2005          2004
                                                     ----------    ------------
                                                    (Unaudited)
          6% convertible promissory notes payable    $  700,000     $  700,000
          7% convertible promissory notes payable     1,400,000      1,100,000
                                                     ----------     ----------
                                                      2,100,000      1,800,000
          Less current portion                               --             --
                                                     ----------     ----------
                                                     $2,100,000     $1,800,000
                                                     ==========     ==========

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE 5 - LONG TERM DEBT (continued)

      During January 2005 the Company received $300,000 in connection with the subscription of the 7% convertible promissory notes sold December 2004. At June 30, 2005 the Company had outstanding a total of $1,400,000 relating to the 7% convertible promissory notes payable.

NOTE 6 - RELATED PARTY

      As of June 30, 2005, and December 31, 2004, the Company owed its president $525,000 and $412,500, respectively, for accrued compensation and $118,258 and $106,258, respectively, of expenses mainly related to travel expenses. These amounts have been included in due to officer in the accompanying balance sheets as of June 30, 2005 and December 31, 2004. The president has deferred receipt of his cash compensation for services performed during 2004 and has agreed to continue this deferral in 2005.

NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION

      Information about the Company's assets and sales in different geographic locations is as follows:

                                                                        June 30,     December 31,
                                                                          2005           2004
                                                                      -----------    ------------
                                                                      (Unaudited)
      Total Assets:
        United States                                                 $   652,613    $   515,736
        France                                                            322,100        282,100
                                                                      -----------    -----------

                                                                      $   974,713    $   797,836
                                                                      ===========    ===========

     The following shows information about the Company's net sales as of:

                                       Six Months Ended June 30,      Three Months Ended June 30,
                                      --------------------------      ---------------------------
                                         2005            2004            2005             2004
                                      ----------      ----------      ----------      -----------
                                             (Unaudited)                     (Unaudited)
      Net Sale:
        France                        $   81,200      $   98,200      $   42,600      $   48,700
        Other European countries          61,100          63,900          30,800          33,200
        Others                            20,100          41,000          12,000          14,300
                                      ----------      ----------      ----------      ----------

                                      $  162,400      $  203,100      $   85,400      $   96,200


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

Intangible Assets. Intangible assets consist of acquired new patents, expenses incurred on approval of new patents and on the successful defense of approved new patents. Amortization is computed using the straight-line method over the estimated period of benefit. The valuation of these intangible assets is based upon estimates as to the current value of each new patent and the period of benefit and such estimates are subject to fluctuations. The value of a particular new patent could fluctuate based upon factors, such as competing technology or the creation of new applications, which are not accounted for in developing, but could affect, the estimates used. We owned through our wholly owned subsidiary ten additional patent title applications in various countries in Europe, Canada, the United States, Japan, Australia, and Switzerland, we own more than 219 patent applications around the world, approximately 165 of which have thus far been granted by various countries by their official government patent office, including most European Community countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark Office. The cost of acquisition, expenses incurred on most of our approved patents and on the successful defenses of most of these patents are fully amortized in our subsidiary financial statement and are not included in Intangible Assets in our financial statement.

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

Results of Operations

As discussed below, our operations are conducted outside the United States of America, and as such, our functional currency is the Euro and not the US Dollar. In order to comply with accounting principles generally accepted in the United States of America, our financial statements, as well as the following discussion regarding our results of operations are in terms of U.S. dollars. Accordingly, part of the variance in revenues and expenses discussed below is due to the fluctuating exchange rates in addition to the other factors discussed.

Results of Operations for Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Net sales, which are solely attributable to our wholly-owned French subsidiary, totaled approximately 162,400 for the six months ended June 30, 2005, a decrease of approximately $40,700, or 20% from approximately $203,100 for the six months ended June 30, 2004. This decrease in net sales is primarily attributable to reduced sales in France and a significant decrease related to one of our distributors outside of Europe which stopped its promotion activities, including our products, in order to reorganize its sales structure. The distributor has recently informed us that it will operate through another subsidiary for distribution which we believe should stabilize sales in the third quarter of 2005.

Cost of sales was approximately $113,100 for the six months ended June 30, 2005, an increase of approximately $2,300, or 2%, from approximately $110,800 for the six months June 30, 2004. The gross profit percentages for the six months ended June 30, 2005 and 2004 were approximately 30% and 45%, respectively. The decrease in our gross margin was due primarily to the sale of lower cost inventory during the current quarter.

Research and development expenses were approximately $63,800 for the six months ended June 30, 2005, a decrease of approximately $101,600, or 61%, from approximately $165,400 for the six months ended June 30, 2004. This decrease was principally due to classification of costs incurred during the six months and the current quarter ended June 30, 2005 relating to our patents as intangible assets. There was no such classification during the six months or the current quarter ended June 30, 2004 since the costs related to patents were classified as research and development

Consulting and professional fees were approximately $171,200 for the six months ended June 30, 2005, an increase of approximately $31,800 or 23% from approximately $139,400 for the six months ended June 30, 2004. This increase is principally due to an increase in consulting fees.

General and administrative expenses were approximately $123,600 for the six months ended June 30, 2005, a decrease of approximately $76,000, or 38% from approximately $199,600 for the six months ended June 30, 2004 due primarily to a decrease in various administrative expenses, the exchange rate and to the reversal of certain past estimates that management has decided were too high.

Total other income (expense) was a net expense of approximately $53,300 for the six months ended June 30, 2005, an increase of approximately $2,500, or 5%, from approximately $50,800 for the six months ended June 30, 2004. This increase in other expenses is due primarily to two factors: during the three months ended June 30, 2005 we had miscellaneous income of approximately $19,000 which we did not receive during the three months ended June 30, 2004 and interest expense increased by approximately $16,500 between the periods due to an increase in notes payable during the quarter.

As a result of the above, our net loss for the six months ended June 30, 2005 totaled approximately $374,500 or $.03 per share compared to a net loss of approximately $470,200, or $.02 per share for the six and three months ended June 30, 2004. These losses per share were based on weighted average common shares outstanding of 11,353,816, and 11,297,573 for the six months ended June 30, 2005 and 2004, respectively.

Results of Operations for Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Net sales, which are solely attributable to our wholly-owned French subsidiary, totaled approximately $86,400 for the three months ended June 30, 2005, a decrease of approximately $10,800, or 11%, from approximately $96,200 for the three months ended June 30, 2004. This decrease in net sales is primarily attributable to reduced sales in France and a significant decrease related to one of our distributors outside of Europe as discussed above.

Cost of sales was approximately $63,600 for the three months ended June 30, 2005, an increase of approximately $25,100, or 65%, from approximately $38,500 for the three months ended June 30, 2004. The gross profit percentages for the three months ended June 30, 2005 and 2004 were approximately 26% and 60%, respectively. The decrease in our gross margin was due primarily to the sale of lower cost inventory during the second quarter ended June 30, 2005.

Research and development expenses were approximately $(37,233) for the three months ended June 30, 2005, a decrease of approximately $162,336, or 130% from approximately $125,103 for the three months ended June 30, 2004. This decrease is principally due to classification, during the quarter ended June 30, 2005, of costs relating to our patents as intangible assets. There was no such classification during the current quarter ended June 30, 2004 since the costs relating to patents were classified as research and development

Consulting and professional fees were approximately $119,700 for the three months ended June 30, 2005, an increase of approximately $61,700, or 106%, from approximately $58,000 for the three months ended June 30, 2004. This increase is principally due to an increase in consulting fees.

General and administrative expenses were approximately $79,200 for the three months ended June 30, 2005, a decrease of approximately $20,200, or 20%, from approximately $99,400 for the three months ended June 30, 2004 due primarily to a decrease in various administrative expenses, the exchange rate and to the reversal of certain past estimates that management has decided were too high.

Total other income (expense) was a net expense of approximately $16,500 for the three months ended June 30, 2005; a decrease of approximately $10,500, or 38%, from an expense of approximately $27,000 for the three months ended June 30, 2004. This increase in other expenses is due primarily to two factors: during the three months ended June 30, 2005 we had miscellaneous income of approximately $19,000 which we did not receive during the three months ended June 30, 2004 and interest expense increased by approximately $16,500 between the periods due to an increase in notes payable during the quarter.

As a result of the above, our net loss for the three months ended June 30, 2005 totaled approximately $164,500 or $.02 per share, compared to a net loss of approximately $254,600 or $.02 per share for the three months ended June 30, 2004. These losses per share were based on weighted average common shares outstanding of 11,353,816, and 11,297,573 for the three months ended June 30, 2005 and 2004, respectively.

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, we had net losses of approximately $374,500 and $470,200 for the six months ended June 30, 2005 and 2004, respectively. Management believes that it is likely that we will continue to incur net losses through at least the end of 2005. We had a working capital deficiency and stockholders' deficiency of approximately $186,800 and $2,436,900 at June 30, 2005, respectively.

During January 2005, the Company received approximately $300,000 relating to the issuance of the 7% convertible promissory notes payable. In addition, the Company had as of June 30, 2005 approximately $197,400 of investments in available-for-sale securities. Management believes that these funds will provide sufficient working capital to operate for at least the next twelve months.

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

            The cost and fair market value of marketable securities available-for-sale consisted of the following:

                                  June 30, 2005              December 31, 2004
                             -----------------------     -----------------------
                               Cost       Fair Value       Cost       Fair Value
                             --------     ----------     --------     ----------
                                  (Unaudited)

      Equity securities      $646,057      $197,353      $646,057      $247,811
                             ========      ========      ========      ========

Item 4. Controls and Procedures

a) Disclosure controls and procedures. Based upon an evaluation, conducted by Nasser Nassiri, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Mr. Nassiri concluded that our disclosure controls and procedures were effective as of June 30, 2005.

(b) Internal controls. During the six months ended June 30, 2005, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

                                     PART II

Item 1. Legal Proceedings.

There is no material litigation pending against us at this time.

Item 2. Changes in Securities and Registrant Purchases of Equity Securities.

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

Date: August 2, 2005

                                              BIOCORAL, INC.


                                              /s/ Nasser Nassiri
                                              --------------------------------
                                              Nasser Nassiri, Chairman, CEO
                                              and Principal Accounting Officer