Form 10-Q
period 2005-09-30
BIOCORAL INC
filed 2005-10-31
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2005

                                       OR

     | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-23512

                                 BIOCORAL, INC.
               (Exact name Registrant as specified in its charter)

           Delaware                                    33-0601504
(State or other jurisdiction                    (IRS Employer I.D. No.)
incorporation or organization)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of September 30, 2005 was 11,353,816

PART I

Item 1. Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                               SEPTEMBER 30, 2005

                                    CONTENTS

PAGE     2    CONDENSED CONSOLIDATED BALANCE SHEETS  AS OF
              SEPTEMBER  30, 2005 (UNAUDITED) AND DECEMBER 31, 2004

PAGE     3    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND
              2004 (UNAUDITED)

PAGE     4    CONSOLIDATED STATEMENTS OF CHANGES IN
              STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE LOSS FOR
              THE NINE MONTHS ENDED SEPTEMBER  30, 2005 (UNAUDITED)
              AND FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

PAGE     5    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
              AND 2004 (UNAUDITED)

PAGE     6-9  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (UNAUDITED)

                   BIOCORAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                             ASSETS
                                                                              September 30,      December 31,
                                                                                  2005               2004
                                                                              -------------      ------------
                                                                               (Unaudited)
Current Assets:
   Cash                                                                       $    321,067       $    129,508
   Investments in marketable securities                                            213,203            247,811
   Accounts receivable, net of allowance for doubtful accounts of $2,300            59,576             53,276
   Inventories                                                                     126,700            156,500
   Prepaid expenses and other current assets                                        37,607             37,507
                                                                              ------------       ------------

     Total Current Assets                                                          758,153            624,602

Property and equipment, net                                                         19,000             21,500
Restricted cash held in escrow                                                      11,049             11,049
Investment in limited partnership                                                   20,209             20,209
Intangible assets, net                                                             248,809            105,156
Other assets                                                                        13,033             15,320
                                                                              ------------       ------------

     Total Assets                                                             $  1,070,253       $    797,836
                                                                              ============       ============

                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current  Liabilities:
   Accounts payable                                                           $    691,774       $    547,747
   Current portion due to officer                                                  124,258            106,258
   Accrued interest payable                                                        112,201              8,951
                                                                              ------------       ------------

     Total Current Liabilities                                                     928,233            662,956

Due to officer, net of current portion                                             562,500            412,500
Long-term debt, net of current portion                                           2,300,000          1,800,000
Deferred employee benefits                                                           5,100             49,200
                                                                              ------------       ------------

       Total Liabilities                                                         3,795,833          2,924,656
                                                                              ------------       ------------

Commitments and contingencies

Stockholders' Deficiency:
   Preferred stock, par value $.001 per share; 1,000,000  shares
     authorized; none issued                                                            --                 --
   Common Stock; $.001 par value;  100,000,000 shares authorized;
     11,353,816 shares issued and outstanding for both years                        11,354             11,354
   Additional paid-in capital                                                   17,900,090         17,900,090
   Accumulated other comprehensive loss                                           (633,846)          (611,633)
   Accumulated deficiency                                                      (20,003,178)       (19,426,631)
                                                                              ------------       ------------

     Total Stockholders' Deficiency                                             (2,725,580)        (2,126,820)
                                                                              ------------       ------------

     Total Liabilities and Stockholders' Deficiency                           $  1,070,253       $    797,836
                                                                              ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             Nine Months Ended             Three Months Ended
                                                                               September 30,                   September 30,
                                                                         --------------------------    --------------------------
                                                                             2005           2004           2005           2004
                                                                         -----------    -----------    -----------    -----------
Net sales                                                                $   237,500        248,500         75,100    $    45,400
Cost of sales                                                                159,500        132,200         46,400         21,400
                                                                         -----------    -----------    -----------    -----------

   Gross Profit                                                               78,000        116,300         28,700         24,000
                                                                         -----------    -----------    -----------    -----------

Operating Expenses:
   Research and development                                                   83,700        179,902         19,900         14,491
   Consulting and professional fees                                          228,883        203,852         57,636         64,518
   Depreciation and amortization                                              19,343          7,588          7,513            296
   Administrative expenses                                                   190,622        271,334         66,993         71,685
                                                                         -----------    -----------    -----------    -----------

     Total Operating Expenses                                                522,548        662,676        152,042        150,990
                                                                         -----------    -----------    -----------    -----------

   Loss From Operations                                                     (444,548)      (546,376)      (123,342)      (126,990)
                                                                         -----------    -----------    -----------    -----------

Other Income (Expense):
   Interest, net                                                            (131,277)      (114,750)       (62,359)       (62,299)
   Equity in loss of partnership                                                  --        (22,500)            --         (7,500)
   Litigation contingency loss                                               (16,050)            --        (16,050)            --
   Forgiveness of debt                                                            --        297,800        297,800
   Other                                                                      15,328          1,800           (300)           200
                                                                         -----------    -----------    -----------    -----------

     Total Other Income (Expense)                                           (131,999)       162,350        (78,709)       228,201
                                                                         -----------    -----------    -----------    -----------

Net Income (Loss)                                                           (576,547)      (384,026)      (202,051)       101,211

Other Comprehensive Income (Loss):
   Foreign translation gain (loss)                                            12,395         36,097       (102,496)         5,623
   Unrealized gain on marketable securities                                  (34,608)       (21,851)        15,850        (29,539)
                                                                         -----------    -----------    -----------    -----------

Comprehensive Loss                                                       $  (598,760)   $  (369,780)   $  (288,697)   $    77,295
                                                                         ===========    ===========    ===========    ===========

Basic and diluted net loss per share                                     $     (0.05)   $     (0.03)   $     (0.02)   $      0.01
                                                                         ===========    ===========    ===========    ===========

Basic and diluted weighted average number of common shares outstanding    11,353,816     11,297,573     11,353,816     11,297,573
                                                                         ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          BIOCORAL, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                             AND COMPREHENSIVE LOSS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                (UNAUDITED)
               AND FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                            Accumulated
                                      Common Stock                             Other                        Total
                                  ----------------------    Additional     Comprehensive  Accumulated   Stockholders'  Comprehensive
                                    Shares       Amount   Paid-in Capital       Loss       Deficiency     Deficiency        Loss
                                  ----------   ---------  ---------------  -------------  ------------  -------------  -------------
Balance, January 1, 2003          11,297,573   $  11,298    $ 17,337,292     $(633,182)   $(18,458,833)  $(1,743,425)

Other comprehensive gain -
  increase in market value
  of marketable securities                --          --              --       139,268              --       139,268    $ 139,268

Other comprehensive loss -
  foreign currency translation            --          --              --      (193,715)             --      (193,715)    (193,715)

Net loss                                  --          --              --            --        (319,176)     (319,176)    (319,176)
                                  ----------   ---------    ------------     ---------    ------------   -----------    ---------

Balance, December 31, 2003        11,297,573      11,298      17,337,292      (687,629)    (18,778,009)   (2,117,048)   $(373,623)

Net loss                                                                                      (648,622)     (648,622)   $(648,622)

Other comprehensive gain -
  increase in market value
  of marketable securities                --          --              --        39,622              --        39,622       39,622

Other comprehensive gain -
  foreign currency translation            --          --              --        36,374              --        36,374       36,374
                                  ----------   ---------    ------------     ---------    ------------   -----------    ---------

Total comprehensive income                --          --              --        75,996        (648,622)   (2,689,674)    (572,626)

Conversion of convertible
  debentures                          56,246          56         562,798            --              --       562,854           --
                                  ----------   ---------    ------------     ---------    ------------   -----------    ---------

Balance, December 31, 2004        11,353,819   $  11,354    $ 17,900,090     $(611,633)    (19,426,631)  $(2,126,820)   $(572,626)

Foreign currency translation
  gain                                                                          12,395                        12,395       12,395

Unrealized loss on marketable
  securities                                                                   (34,608)                      (34,608)     (34,608)

Other                                     (3)

Net loss                                  --          --              --            --        (576,547)     (576,547)    (576,547)
                                  ----------   ---------    ------------     ---------    ------------   -----------    ---------

Balance, September 30, 2005       11,353,816      11,354      17,900,090      (633,846)    (20,003,178)   (2,725,580)    (598,760)
                                  ==========   =========    ============     =========    ============   ===========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                            ----------------------------
                                                                               2005               2004
                                                                            ---------          ---------
Cash flows from operating activities:
   Net loss                                                                 $(576,547)         $(384,026)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
       Depreciation and amortization                                           19,343              7,588
       Equity in loss of partnership                                               --             22,500
       Forgiveness of debt                                                         --           (297,800)
       Provision for doubtful accounts                                           (400)               800
   Change in operating assets and liabilities:                                     --
     Accounts receivable                                                       (5,900)            40,700
     Inventories                                                               29,800             45,600
     Prepaid expenses and other current assets                                   (100)           (12,000)
     Other assets                                                               2,287             (1,620)
     Accounts payable                                                         144,027            (82,561)
     Current portion due to officer                                            18,000             19,820
     Accrued interest payable                                                 103,250             89,073
     Due to officer, net of current portion                                   150,000             75,000
     Deferred employee benefits                                               (44,100)              (800)
                                                                            ---------          ---------

Net cash (used in) provided by operating activities                          (160,340)          (477,726)
                                                                            ---------          ---------

Cash flows from investing activities:
   Capital expenditures                                                      (154,396)                --
                                                                            ---------          ---------

Cash flows from financing activities:
   Prinicpal payments on short-term debt                                                         (41,000)
   Proceeds from long-tem debt                                                500,000            670,000
                                                                            ---------          ---------

Net cash (used in) provided by financing activities                           500,000            629,000

Effects of changes in exchange rates on cash                                    6,295             34,644
                                                                            ---------          ---------

Increase (decrease) in cash                                                   191,559            185,918

Cash, beginning of period                                                     129,508             88,489
                                                                            ---------          ---------

Cash, end of period                                                         $ 321,067          $ 274,407
                                                                            =========          =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                               $     300          $      --
                                                                            =========          =========
     Income taxes                                                           $      --          $      --
                                                                            =========          =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                  (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

      Biocoral, Inc. ("Biocoral") was incorporated under the laws of the State of Delaware on May 4, 1992. Biocoral is a holding company that conducts its operations primarily through its wholly-owned European subsidiaries. Biocoral, Inc., together with its subsidiaries are referred to collectively herein as the "Company."

      The Company's operations are in several business segments which consist primarily of research and developement, manufacturing and marketing of patented high technology biomaterials, bone substitute materials made from coral and other orthopedic, oral and maxillo-facial products, including products marketed under the trade name of Biocoral. Most of the Company's operations are conducted from Europe. The Company has obtained regulatory approvals to market its products throughout Europe, Canada and certain other countries. The Company owns various patents for its products which have been registered and issued in the United States, Canada, Japan, Australia and various countries throughout Europe. However, the Company has not applied for the regulatory approvals needed to market its products in the United States.

NOTE 2 - LIQUIDITY

      The Company had net losses of approximately $576,600 and $384,000 for the nine months ended September 30, 2005 and 2004, respectively. Management believes that it is likely that the Company will continue to incur net losses through at least twelve months. The Company also had a working capital deficiency and stockholders' deficiency of approximately $170,000 and $2,726,000 at September 30, 2005. During January and September 2005, the Company received approximately $500,000 relating to the issuance of the 7% convertible promissory notes payable (See Note 5). In addition, the Company had as of September 30, 2005 approximately $213,000 of investments in available-for-sale securities. Management believes that these funds will provide sufficient working capital to operate through 2005.

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      (A) Basis of Presentation

      The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

      (B) Principles of Consolidation

      The accompanying condensed consolidated financial statements include all of the accounts of Biocoral, Inc. and all of its wholly-owned subsidiaries as of and for the period ended September 30, 2005 and 2004. Cabestan, Inc., 3H and Immo Distribution are not operating subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                  (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      (C) Interim Condensed Consolidated Financial Statements

      The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the nine-months ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the full year.

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

      In accordance with SFAS 148 the accompanying table represents the effect on net loss and net loss per share had compensation cost for the Company's stock based compensation been determined consistent with SFAS 123:

                                                                                Nine-Months Ended
                                                                                  September 30,
                                                                          ----------------------------
                                                                              2005             2004
                                                                          -----------      -----------
      Net loss (as reported)                                              $  (576,547)     $  (384,026)

      Deduct: Additional stock based compensation expense determined under the fair value based method for all awards granted,
          modified or settled during the period, net of related taxes              --               --
                                                                          -----------      -----------

      Pro forma net loss                                                  $  (576,547)     $  (384,026)
                                                                          ============================

      Basic, as reported                                                  $     (0.05)     $     (0.03)
                                                                          ============================

      Basic, pro forma                                                    $     (0.05)     $     (0.03)
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

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

      (H) Reclassifications

      Certain reclassifications have been made to the September 30, 2004 financial statements to conform to the September 30, 2005 presentation

NOTE 4 - INVESTMENTS IN MARKETABLE SECURITIES

      The Company classified its investments in marketable securities as available for sale, and those it intends to hold for more than one year as non-current. Unrealized holding gains and losses are reported as a separate component of stockholders' deficiency as part of accumulated other comprehensive income (loss) until realized.

      The cost and fair market value of marketable securities available-for-sale consisted of the following:

                                September 30, 2005          December 31, 2004
                            -------------------------   ------------------------
                               Cost        Fair Value      Cost       Fair Value
                            ----------     ----------   ----------    ----------
                                   (Unaudited)

      Equity securities     $  646,057     $  213,203   $  646,057    $  247,811
                            ==========     ==========   ==========    ==========

NOTE 5 - LONG TERM DEBT

      Long-term debt consisted of the following at :

                                                     September 30,  December 31,
                                                         2005           2004
                                                     -------------  ------------
                                                      (Unaudited)
          6% convertible promissory notes payable     $  700,000     $  700,000
          7% convertible promissory notes payable      1,600,000      1,100,000
                                                      ----------     ----------
                                                       2,300,000      1,800,000
          Less current portion                                --             --
                                                      ----------     ----------
                                                      $2,300,000     $1,800,000
                                                      ==========     ==========

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

NOTE 5 - LONG TERM DEBT (continued)

      During January 2005 the Company received $300,000 in connection with the subscription of the 7% convertible promissory notes sold on December 2004. The Company received an additional $200,000 during September 2005. At September 30, 2005 the Company had outstanding a total of $1,600,000 relating to the 7% convertible promissory notes payable.

NOTE 6 - RELATED PARTY

      As of September 30, 2005, and December 31, 2004, the Company owed its president $562,500 and $412,500, respectively, for accrued compensation and $124,258 and $106,258, respectively, of expenses mainly related to travel expenses. These amounts have been included in due to officer in the accompanying balance sheets as of September 30, 2005 and December 31, 2004. The president has deferred receipt of his cash compensation for services performed during 2004 and has agreed to continue this deferral in 2005.

NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION

      Information about the Company's assets and sales in different geographic locations is as follows:

                                                    September 30,   December 31,
                                                        2005            2004
                                                    -------------   -----------
                                                     (Unaudited)
Total Assets:
  United States                                      $   816,853    $   515,736
  France                                                 253,400        282,100
                                                     -----------    -----------

                                                     $ 1,070,253    $   797,836
                                                     ===========    ===========

      The following shows information about the Company's net sales as of :

                                 Nine Months Ended September 30,   Three Months Ended September 30,
                                 ------------------------------------------------------------------
                                        2005           2004               2005            2004
                                        ----           ----               ----            ----
                                            (Unaudited)                       (Unaudited)
      Net Sale:
        France                       $  110,734     $  127,900         $   31,400     $   29,700
        Other European countries         86,260         77,400             23,045         13,500
        Others                           40,506         43,200             20,655          2,200
                                     ----------     -----------------------------     ----------

                                     $  237,500     $  248,500         $   75,100     $   45,400
                                     ==========     ==========         ==========     ==========

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

Intangible Assets. Intangible assets consist of acquired new patents, expenses incurred on approved of new patents and on the successful defense of approval new patents. Amortization is computed using the straight-line method over the estimated period of benefit. The valuation of these intangible assets is based upon estimates as to the current value of each new patent and the period of benefit and such estimates are subject to fluctuations. The value of a particular new patent could fluctuate based upon factors, such as competing technology or the creation of new applications, which are not accounted for in developing, but could affect, the estimates used. We own through our wholly owned subsidiary twelve additional titles patent applications in various countries in Europe, Canada, the United States, Japan, Australia, and Switzerland, we own more than 219 patent applications around the world, approximately 166 of which have thus far been granted by various countries by their official government patent office, including most European Community countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark Office. The cost of acquisition, expenses incurred on most of our approved patents and on the successful defenses of most of these patents are fully amortized in our subsidiary financial statement and are not included in Intangible Assets in our financial statement.

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

Results of Operations for Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Net sales, which are solely attributable to our wholly-owned French subsidiary, totaled approximately 237,500 for the nine months ended September 30, 2005, a decrease of approximately $11,000, or 4.4% from approximately $248,500 for the nine months ended September 30, 2004. This decrease in net sales is primarily attributable to reduced sales in France

Cost of sales was approximately $159,500 for the nine months ended September 30, 2005, an increase of approximately $27,300, or 20%, from approximately $132,200 for the nine months September 30, 2004. The gross profit percentages for the nine months ended September 30, 2005 and 2004 were approximately 33% and 47%, respectively. The decrease in our gross margin was due primarily to the sale of higher cost inventory during the current quarter.

Research and development expenses were approximately $83,700 for the nine months ended September 30, 2005, a decrease of approximately $96,200, or 53%, from approximately $179,900 for the nine months ended September 30, 2004. This decrease was principally due to classification of costs incurred during the nine months and the current quarter ended September 30, 2005 relating to our patents as intangible assets. There was no such classification during the nine months or the current quarter ended September 30, 2004 since the costs related to patents were classified as research and development

Consulting and professional fees were approximately $228,900 for the nine months ended September 30, 2005, an increase of approximately $25,000 or 12% from approximately $203,900 for the nine months ended September 30, 2004. This increase is principally due to an increase in consulting fees.

General and administrative expenses were approximately $190,600 for the nine months ended September 30, 2005, a decrease of approximately $80,700, or 29,7 % from approximately $271,300 for the nine months ended September 30, 2004 due primarily to a decrease in various administrative expenses, the exchange rate and to the reversal of certain past estimates that management has decided were too high.

Total other income (expense) was a net expense of approximately $132,000 for the nine months ended September 30, 2005, compared to a net income, of approximately $162,350 for the nine months ended September 30, 2004. This difference is due primarily to the forgiveness of its repayment obligation for a grant from the French government research and development agency (ANVAR) which occurred in 2004.

As a result of the above, our net loss for the nine months ended September 30, 2005 totaled approximately $576,500 or $.05 per share compared to a net loss of approximately $384,000, or $.03 per share for the nine and three months ended September 30, 2004. These losses per share were based on weighted average common shares outstanding of 11,353,816, and 11,297,573 for the nine months ended September 30, 2005 and 2004, respectively.

Results of Operations for Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Net sales, which are solely attributable to our wholly-owned French subsidiary, totaled approximately $75,100 for the three months ended September 30, 2005, an increase of approximately $29,600, or 65%, from approximately $45,500 for the three months ended September 30, 2004. This increase in net sales is primarily attributable to an increase in sales outside France and a significant increase related to one of our distributors outside of Europe as discussed above.

Cost of sales was approximately $46,400 for the three months ended September 30, 2005, an increase of approximately $25,000, or 116 %, from approximately $21,400 for the three months ended September 30, 2004. The gross profit percentages for the three months ended September 30, 2005 and 2004 were approximately 38% and 53%, respectively. The decrease in our gross margin was due primarily to the sale of higher cost inventory during the second quarter ended September 30, 2005.

Research and development expenses were approximately $19,900 for the three months ended September 30, 2005, an increase of approximately $5,400, or 37% from approximately $14,500 for the three months ended September 30, 2004. This increase is principally due to reclassifications during the quarter ended September 30, 2005. There were no such reclassifications during the current quarter ended September 30, 2004.

Consulting and professional fees were approximately $57,600 for the three months ended September 30, 2005, a decrease of approximately $6,900, or 11%, from approximately $64,500 for the three months ended September 30, 2004. This decrease is principally due to a decrease in consulting fees.

General and administrative expenses were approximately $67,000 for the three months ended September 30, 2005, a decrease of approximately $4,700, or 6.5%, from approximately $71,700 for the three months ended September 30, 2004 due primarily to a decrease in various administrative expenses, the exchange rate and to the reversal of certain past estimates that management has decided were too high.

Total other income (expense) was a net expense of approximately $78,700 for the three months ended September 30, 2005, compared to a net income of $228,201 for the three months ended September 30, 2004. This difference is due primarily to the forgiveness of its repayment obligation for a grant from the French government research and development agency (ANVAR) which occurred in 2004.

As a result of the above, our net loss for the three months ended September 30, 2005 totaled approximately $202,000 or $.02 per share, compared to a net income of approximately $101,200 or $.01 per share for the three months ended September 30, 2004. These losses per share were based on weighted average common shares outstanding of 11,353,816, and 11,297,573 for the three months ended September 30, 2005 and 2004, respectively.

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, we had net losses of approximately $576,500 and $384,000 for the nine months ended September 30, 2005 and 2004, respectively. Management believes that it is likely that we will continue to incur net losses through at least the end of 2005. We had a working capital deficiency and stockholders' deficiency of approximately $170,080 and $$2,725,580 at September 30, 2005, respectively.

During January and September 2005, the Company received approximately $500,000 relating to the issuance of the 7% convertible promissory notes payable. In addition, the Company had as of September 30, 2005 approximately $213,200 of investments in available-for-sale securities. Management believes that these funds will provide sufficient working capital to operate for at least the next twelve months.

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

            The cost and fair market value of marketable securities available-for-sale consisted of the following:

                               September 30, 2005       December 31, 2004
                               ------------------       -----------------
                              Cost      Fair Value      Cost      Fair Value
                              ----      ----------      ----      ----------
                                 (Unaudited)

      Equity securities     $646,057     $213,203     $646,057     $247,811
                            ========     ========     ========     ========

Item 4. Controls and Procedures

a) Disclosure controls and procedures. Based upon an evaluation, conducted by Nasser Nassiri, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Mr. Nassiri concluded that our disclosure controls and procedures were effective as of September 30, 2005.

(b) Internal controls. During the nine months ended September 30, 2005, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

                                     PART II

Item 1. Legal Proceedings.

None.

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

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: October 28, 2005

                               BIOCORAL, INC.


                                  /s/ Nasser Nassiri
                                  ------------------
                                  Nasser Nassiri, Chairman, CEO
                                  and Principal Financial and Accounting Officer