Form 10-K
period 2005-12-31
BIOCORAL INC
filed 2006-03-31
CIK 919605

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the Year Ended December 31, 2005

                           Commission File No. 0-23512

                                 Biocoral, Inc.
               (Exact name of issuer as specified in its charter)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers, in response to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|  Accelerated Filer |X|   Non-Accelerated Filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The issuer's revenues for the year ended December 31, 2005 were $316,200.

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of March 15, 2006 was approximately $221,399,412.

The number of outstanding shares of the registrant's common stock as of March 15, 2006 was 11,353,816.

Documents Incorporated by Reference: None.

                                TABLE OF CONTENTS


PART I                                                                                                         Page
Item 1.    Description of Business.....................................................................    1
Item 2.    Description of Property.....................................................................    11
Item 3.    Legal Proceedings...........................................................................    11
Item 4.    Submission of Matters to a Vote of Security Holders.........................................    11

PART II
Item 5.    Market for Common Equity and Related Stockholder Matters....................................    11
Item 6.    Selected Financial Data.....................................................................    12
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......    12
Item 8.    Financial Statements and Supplementary Data.................................................    F-1 - F-18
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........    17
Item 9A    Controls and Procedures.....................................................................    17
Item 9B    Other Information...........................................................................    17

PART III

Item 10    Directors, Executive Officers, Promoters and Control Persons................................    17
Item 11.   Executive Compensation......................................................................    19
Item 12.   Security Ownership of Certain Beneficial Owners and Management..............................    20
Item 13.   Certain Relationships and Related Transactions..............................................    21
Item 14    Principal Accountant Fees and Services......................................................    21
Item 15.   Exhibits and Reports on Form 8-K............................................................    22

                                                   -----------------------

      This Registration Statement contains trademarks, service marks and registered marks of other companies, as indicated. Trademarks identified by (R) and (TM) are registered trademarks or trademarks are the properties of their respective owners.

                             -----------------------

           PRELIMINARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Registration Statement contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. Specific forward-looking statements contained in this Registration Statement include, but are not limited to, our (i) belief that our trading platform is uniquely positioned to become a preferred platform of many varying markets worldwide; (ii) belief that our trading system and processes will withstand competition and regulatory changes; (iii) expectations for marketing and sales opportunities in diverse markets; (iv) belief that we may require more capital; (v) belief that alternative sources of financing are available if required; and (vi) anticipation that we will not pay a cash dividend on our common stock in the near future. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks in Item 1A. Risk Factors, which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

      While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Biocoral(R)

Biocoral(R) our primary product, is a natural coral "carbonate Calcium" derived bone graft substitute and is used by surgeons and practitioners because of its biocompatibility, resorbability, osseo conduction and safety. Certain chemical, physical and structural characteristics of coral are very similar to that of human bone tissue. Biocoral(R) is derived from three particular species of coral naturally present in abundance. Biocoral(R) is primarily (more than 98%) comprised of calcium carbonate. Porous and resorbable, Biocoral(R) is prepared in microgranules as well as in engineered shapes according to specific indication. Due to its similarity to bone tissue, Biocoral(R) is compatible, resorbed by the body as new bone growth invades the Biocoral(R) and is replaced by neoformed invasion. It is highly porous with numerous interconnected channels which allow a total migration to the center of the implant free of contamination risk. Because Biocoral(R) is resorbed, it can be combined with antimicrobials, anticancer agents or other pharmaceuticals for slow release into bone tissue, resulting in an advantage over autologous bone grafts. Since 2000 we have worked with an accredited European university research group on purification of our raw material, coral, in order to produce a natural 100% mineral product. After long-term collaboration and efforts we have finally developed a method for purification of our raw material coral which will allow us to offer Biocoral(R) as a natural 100% mineral bone substitute. We have filed a patent with an international extension for this method of purification and the final product issued using this method. We are planning to put this purification method in place at our manufacturing facilities which will allow to us to offer what we believe will be the only natural 100% mineral bone substitute.

The principal current alternative to Biocoral(R)is the utilization of autologous (from the patient's own body) bone grafts. The use of autologous bone grafts requires the patient to undergo one or more additional surgeries to harvest the bone graft material. This is not always feasible due to the condition of the patient or other contraindications, and must be shaped in a separate procedure to fit the graft area.

According to our French subsidiary, Biocoral(R) has been used in more than 500,000 patients, principally in Western Europe and Korea. Biocoral(R) was originally patented in France in 1979, in the United States in 1982, and in Japan in 1989. Our French subsidiary acquired the patent rights to Biocoral(R) from ANVAR/CNRS, (l'ANVAR)" National Agency for Valorization of Research" and
(CNRS) "French National Center for Scientific Research", both French governmental agencies. Through our subsidiaries, we have developed twelve additional patent titles for various applications and uses of our products, including among others osteoporosis remediation, autologous glue and combination with growth factor, among others. Through these twelve additional patent title applications in various countries in Europe, Switzerland, Canada, Japan, Australia, and the United States, we own more than 219 patent applications around the world and approximately 166 of which have thus far been granted by various countries by their official government patent office, including most European Community countries, Switzerland, Canada, Japan, Australia, and in the United States by the US Department of Commerce Patent and Trademark Office.

We believe that our method for purification of our raw material coral will reinforce our technologies and the uses of our product in the various indications over which we own patents.

Using proprietary manufacturing processes, our chief product, Biocoral(R), is a resorbable biomaterial derived from Natural Carbonate Calcium in the metastable crystalline aragonite form in a natural condition ocean-generated coral used as bone graft sustitutes has certain characteristics (including chemical composition, porosity, mineral content and bioactive properties) that permit its safe, contamination-free use. Its similarity to human bone facilitates its replacement by newly-formed bone. Substantially all of our revenue has been derived from sales of the first generation of our products. The second generation of products and their application after long years of research and development and success of several clinical applications now are ready for marketing. Our product application in the treatment of bone disease associated with natural bone demineralization, for example, such as in cases of osteoporosis fractures and their prevention, is based on technology that is protected by strong patents which have thus far been granted by various countries by their official government patent office, including most European Community countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark office.

We have not yet begun to seek FDA approval for sale of our products in the United States but are preparing the documentation required for our product homologation application in the United States. We have identified the requirements for this application and approached a US medical supply distributor in order to access the US market. An accredited scientific team in the US has conducted human clinical studies with a five-year follow up to confirm bone reconstruction in oral application. This study confirmed the stability of the successful result and management believes that this study will facilitate FDA approval for our product used in this indication when we file for FDA approval. We anticipate submitting this application during 2006. Canadian approval of Biocoral(R) has been renewed in 2004 by the Canadian Health Care Authority "Sante Canada," and our products are already commercialized in the European Community and Asia. During 2005, we entered into a distribution agreement with a Canadian medical supply company in order to access the Canadian market.

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

We are preparing new clinical human trials for autologous fibrin glue in different indications which we expect to begin during 2007. We believe that the results of these clinical trials may allow us to extend the market for our innovative products for use in other indications. However, there can be no assurance that we will be able to extend the market for our products.

Osteoporosis, "A Bone Disease Associated with Natural Bone Demineralization", Patented Application

We have developed from 1994 and since successfully experimented with the application of our product Biocoral(R) for the treatment and prevention of osteoporotic or low bone mass fracture. We developed and patented this application in most countries around the world which covers the use of our product and any other product based on the use of calcium salts.

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

The clinical trials conducted by our subsidiaries over the past eleven years have demonstrated the feasibility of this treatment to reduce the consequences of fractures caused by osteoporosis and to avoid the occurrence of fracture as well. We are developing several variants of our Biocoral(R) technology aimed at treatment of bone disease due to natural bone demineralization (such as osteoporosis) ,and Treatment and Prevention of Osteoporotic Fracture. Biocoral(R) offers a superior method of preventing and repair of bone fractures due to osteoporosis. It has the ability to help the skeletal system, reinforcing it where it is weak and fragile. Biocoral(R) can serve both to heal bones that are already fractured and to prevent bone fractures from occurring. Phase II clinical trials in Europe demonstrated the efficacy of Biocoral(R) for local osteoporosis treatment in rebuilding bone, particularly in combination with osteodensimatic screening.

In 2000, we began Phase III multi-center clinical trials of our product, "Biocoral(R)", for the treatment of hip fractures due to osteoporosis, in 14 clinics in Europe. In 2002, the period for inclusion of patients in the Phase III multi-center clinical trials ended. In the third quarter of 2002, the preliminary report of the follow up study was completed. The preliminary report confirmed the advantage of using our product in stabilization of fractures due to Osteoporosis. We were following up on the patients included in the trials and this follow-up continued through December 2003.

The study was monitored by an independent organization in France called Biomatech located in city of Lyon which has been chosen directly by the French government agency " National Agency for Valorization of Research" (l'ANVAR). The prospective report was presented for review and comments on March 11, 2006 at a symposium organized by the company at the Concorde Lafayette Hotel in Paris, which representatives from most hospitals which participated in our study attended. The prospective report provided the final results and conclusions produced by independent monitoring and an independently directed investigation. This study has confirmed the therapeutic benefit of our product Biocoral(R) in the treatment of fractures which will permit better patient recovery, allowing patients faster mobility and return to a healthy state with a very low risk of refracture. In addition, during this symposium, we presented our technology under patented application for the prevention of low bone mass and Osteoporotic fracture and our new technology of purification of our raw material coral which will allow to us to offer what we believe will be the only natural 100% mineral bone substitute.

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

We own, through our wholly-owned subsidiary, various patents in the application of treatment of bone disease due to natural bone demineralization (such as ostroprosis) and "Treatment and Prevention of Osteoporotic Fractures." Our technology underlying this application is protected by strong patent applications in many countries around the world where patent applications were filed. Our patent applications in this application have thus far been filed and granted by the official government patent offices of various countries, including 17 European Community countries, Japan, Australia, and in the United States by the US Department of Commerce Patent and Trademark Office. Our patent application in Canada was granted during 2005. Our patent covering technologies in this application in addition to protecting use of our Biocoral(R) product, also covers any other product based on calcium salts. Most of the bone substitutes in the market are based on calcium salts such as hydraoxapatite (phosphate of calcium).

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

We have concluded our investigation of this problem and have determined that we must replace the manufacturer and the preparation materials used in order to restart the clinical trails required by AFSSAPS. We have not resumed clinical trials as we have not yet reached an agreement with a new manufacturer. We are in negotiations with several accredited medical device manufacturers which specialize in the type of blood bags needed for our medical device. We cannot give any specific date for resumption of clinical trails. We cannot assure that we will be able to complete our clinical trails successfully. We anticipate resuming the inclusion of patients and preparation before the end of 2006. However, we may be unable to resume the patient inclusion in 2006. Failure to successfully complete these trails could prevent us from obtaining authorization to market this product and could negatively affect our financial condition.

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

During 2005, we also entered into a collaboration agreement with TERUMO EUROPE N.V, a European Subsidiary of TERUMO CORPORATION a Japanese company which is active in healthcare area in order to conduct a test protocol to insure the feasibility of producing Thrombin from Therapeutic plasma in contact with our product, "Biocoral(R)".

The test protocol has been conducted by both companies during 2005. The report of the study made by TERUMO EUROPE N.V. and countersigned by the company confirmed such feasibility of our Technology.

In addition, at the same time, we entered into a letter of intent "letter of Intent" with TERUMO EUROPE N.V., pursuant to which TERUMO intends to obtain the right to manufacture and market medical devices covered by our patents and by the results of the laboratory test (including any future improvement patents covering this technology) of which Biocoral, Inc. is or will be the owner. By the same letter of Intent, Biocoral, Inc. commits itself to negotiate a possible cooperation agreement regarding the "Thrombin preparation from Therapeutic Plasma and Biocoral(R) with TERUMO on an exclusive basis. These exclusive negotiations took place for a period of three (3) months. The company declined to extend the exclusivity period in order to be free to pursue any better proposal for development of its technology relative to which we have received indications of interest.

Composite Biocoral and Growth Factor

For more than 16 years, studies have been undertaken to demonstrate that it is possible to accelerate the bone repair process by combining growth factors with a support matrix such as Biocoral(R). Some scientific research has shown that Biocoral(R), as a biomaterial, represents a useful support for growth factors. European clinical trials conducted over the past six years have had positive results confirming the acceleration of the bone repair process. Our technology underlying this application is protected by strong patents owned by our wholly-owned subsidiary in many countries around the world where patents applications were filed. Our patent applications in this application have thus far been granted in every country where filed by their official government patent offices, including 17 European Community countries, Canada, Japan, Australia, and in the United States by the US Department of Commerce Patent and Trademark Office.

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

For the past five years, the Company has collaborated with accredited scientists as well as with a special laboratory located at one of most prestigious European universities to develop a method of purification of its raw material "coral," in order to remove the trace amounts (between 0.016 to 0.026% depending upon the type of coral used) of amino acids which were present, without any change in chemical and crystalline structure of the coral. As a result of these efforts, the small percentage of amino acid can now be removed from our raw material. Our work on some final technical issues is now finished, and we expect to be able to put the method in place in our manufacturing process before the end of 2006. The purification of raw materials permits us to improve their performance and to offer what we believe to be the only natural 100% mineral bone substitute product in the world. We also filed a patent for this purification method including the final product issued from it. The patent will protect our main product for an additional 20 years. The patent was filed in France in 2003, with PCT extension in December 2004.

The Company's manufacturing facility, located in Saint-Gonnery in France, complied with ISO 9002 norms and has been ISO 9002 rated since August 1995. On October 25, 1996, the manufacturing facility was granted, in addition to the ISO 9002 certification, European Norms 46002 certification for the quality assurance system set up in the manufacturing process of Biocoral(R), and, on December 30, 1996, the manufacturing facility was granted the EC certification allowing sales of Biocoral(R), throughout the European Community which was renewed in 2001. The EC certificate is valid until December 2006. The company has already made the arrangements for the renewal of its EC certificate for last quarter 2006. During October 2004, the manufacturing facility was audited by TUV Rheinland France and its certifications have been renewed for an additional five years until 2009 and the facility was classified as ISO 13485:00 certification. The Company also obtained the extension of its certification to ISO 13485 (1996) which allows the Company to continue offering its products in CANADA. Additionally, we are audited once a year by TUV Rheinland France to maintain our certifications. In December 2005, the Company was audited by TUV Rheinland France for an annual audit and extension of its certification from ISO 13485:00 and ISO 13485 (1996) certification to ISO 13485: 2003 which we successfully obtained.

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

In May 1993, a second bone graft substitute was approved by the FDA. This product consists of hydroxyapatite- alcium phosphate and bovine collagen, which must be mixed with the patient's own bone marrow. We believe that this three-part system is more difficult to use due to the mixing process and has inferior mechanical qualities. It also requires efrigeration, has a shorter shelf life and raises the risks of adverse reaction in patients allergic to bovine collagen, and poses risk of infection. In addition, many countries have prohibited the commercialization of product utilizing bovine collagen as a base.

In October of 1998, Interpore introduced resorbable Pro Osteon(TM). Pro Osteon(TM) is harvested from marine coral xoskeletons that are hydrothermally converted to hydroxyapatite, the natural mineral composition of bone. Pro Osteon(TM)'s interconnected porous structure closely resembles the porosity of human cancellous or cortical bone. When placed in contact with viable bone, the implant provides a strong, natural foundation for new bone ingrowth and offers structural support during the healing process. Upon healing, the composite of bone and Pro Osteon is comparable in strength to the surrounding bone.

Effective June 22, 2004, Interpore closed its merger with Biomet, Inc. pursuant to which Biomet acquired all of the outstanding shares of Interpore stock for cash at $14,50 per share with a 29% premium for a total amount of $259 million.

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

Biocoral(R) was originally patented in France in 1979, in the United States in 1982, and in Japan in 1989. Our French subsidiary acquired the patent rights to Biocoral(R) from ANVAR/CNRS, the French National Center for Scientific Research, a French governmental agency. Through our subsidiaries, we have developed an additional ten titles of patents for various applications and uses of our products, such as osteoporosis remediation, autologous glue, combination with growth factor, among others. Through these ten titles patent applications in various countries in Europe, Canada, the United States, Japan, Australia, and Switzerland, we own more than 219 patent applications around the world and approximately 166 of which have thus far been granted by various countries by their official government patent office, including most European Community countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark office.

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

One of our patent titles covers technology called "method for preparation of biological adhesive enriched with platelet factors and application". Our patent applications in this application have thus far been filed and granted by the official government patent offices of various countries, including France and 15 European Community countries, Japan, and in the United States by the US Department of Commerce Patent and Trademark Office. However, our patent application covering this technology in Japan, after being granted in October 1999, received written opposition from Thermogensis Corp of California in June 2000. We were required to defend the patent against this opposition. The Japanese Patent Office rejected the opposition in May 2003, and the patent was reaffirmed.

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

We believe that in certain cases, some of our competitors may be infringing on our patents. We are exploring various options for enforcing these patents where necessary. Bio Holdings, our wholly-owned subsidiary and the owner of all of our patents, has sent warnings to these possible infringers in France, England and Germany. The Company is considering pursuing legal action against these possible infringers in United States and other countries in Europe.

Governmental Regulation

Biocoral(R) has been approved for marketing in Europe, Korea, South Africa, Canada and Australia. Biocoral(R) has been approved for reimbursement in France by French National Health Authority (Securite Sociale) and is listed on the "Liste des Produits et Prestations Remboursables" (LPPR) reimbursement by French National Health Authority. Our products are subject to significant government regulation in the United States and other countries. To test clinically, and to produce and mass market products for human diagnostic and therapeutic use in the United States, we must comply with mandatory procedures and safety standards established by the Food and Drug Administration ("FDA") and comparable state and foreign regulatory agencies. Typically, such standards require that products be approved by the government agency as safe and effective for their intended use before being marketed for human applications.

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

In the past, we have had discussions with the FDA, which indicated that Biocoral(R) may be classified as a Class 3 Medical Device in the United States and may be considered equivalent to Pro Osteon(TM) (Pro Osteon) which is a bone graft substitute, already registered by the FDA. See "Competition." We believe that the 510(k) procedure should apply to Biocoral(R). If the 510(k) procedure were applied to Biocoral(R), an FDA audit would not be necessary before the homologation could be granted. To the best of our knowledge, the FDA can require an audit at any time.

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

Employees

Except for our wholly-owned French subsidiary, we currently have no employees other than our officers and directors who devote as much time as they believe necessary to conduct our business and maintain our operations. French subsidiaries currently has nine employees all of whom are full time. In addition, we engage the services of various scientific and research consulting teams under consulting contracts, working on research and development projects in different laboratories and hospitals in France and other countries.

Subsidiaries

The company conducts its operation in Europe via several subsidiaries, including its French and UK subsidiaries and others.

Bio Holdings International Limited

Bio Holdings International Limited is one of the company's wholly-owned subsidiaries which was formed to hold and manage the principal patents of the company. We own all of Bio Holdings's outstanding shares, and cover all of Bio Holdings's expenses:

      - deposits and files all patents and follows up with the patent counsels and patent offices in each country where the patents are filed;

      -     extends filing territory and works to protect our patents; and

      -     looks after and maintains patents.

Item 1A. Risk Factors

      To date, we have generated only limited revenues from sales of our products and have an accumulated deficit.

      Until 2005, more than two-thirds of our business was in research and development with an emphasis on developing our technology in order to produce marketable products. We have completed most of our research program and are now ready to begin commercialization and marketing of our products. However, to date, we have generated only limited revenues and have had to raise capital from investors through debt and equity offerings in order to sustain our research and development efforts. For the fiscal year ended December 31, 2005, we had net sales of approximately $316,200 an accumulated deficit of 20,159,946.

      We can provide no assurance of the successful and timely marketability of our products.

      Products using our technology are in the late stages of research and development. Further testing will be required to determine their commercial viability. Our success will depend on our ability to make out products commercially competitive products on a timely basis. The pre-marketing schedules for our products may be affected by a variety of factors, including difficulties, proprietary technology of others, and changes in governmental regulation, many of which will not be within our control. Any delay in the pre-marketing, introduction or marketing of our products could result either in such products being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the unproven technology involved and the other factors, there can be no assurance that we will be able to market our products successfully.

      We must comply with significant government regulations.

      The manufacture, pre-marketing and marketing of biotechnologies and biomaterials for use in health care are subject to regulation, primarily by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, local and foreign entities regulate, among other things, research and development activities (including testing in animals and in humans) and the testing, manufacturing, handling, labeling, storage, record keeping, approval, advertising and promotion of the products that we are developing. Noncompliance with applicable requirements can result in various adverse consequences, including, delay in approving or refusal to approve product licenses or other applications, suspension or termination of clinical investigations, revocation of approvals previously granted, fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and total or partial suspension of production and/or refusal to allow a company to enter into governmental supply contracts.

      We rely upon patents to protect our technology. We may be unable to protect our intellectual property rights.

      Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies, including Biocoral(R) and its use in different applications. Through twelve patent title applications in various countries in Europe, Switzerland, Canada, Japan, Australia, and the United States, we own more than 219 patent applications around the world, approximately 166 of which have thus far been granted by various countries. We depend upon confidentiality agreements with our officers, employees and contracting counterparties to maintain the proprietary nature of the technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid the confidentiality agreements, violate our patents or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations. Such competitive events, technologies and patents may limit our ability to raise funds, prevent other companies from collaborating with us, and in certain cases prevent us from further developing our technology due to third party patent blocking right.

      We rely upon third parties for the manufacturing and distribution of some of our products.

      We manufacture our main product, Biocoral(R), through our wholly-owned manufacturing subsidiary. However, for manufacture of our medical device, which allows the preparation of our autologous glue, once the product is ready for marketing, we rely on third party manufacturers. Our reliance on third parties for the manufacture of our products creates a dependency that could severely disrupt our research and development, our clinical testing, and ultimately our sales and marketing efforts if the source of such supply proves to be unreliable or unavailable. If the contracted manufacturing source is unreliable or unavailable, we may not be able to manufacture or market our products.

      If we are unable to establish or manage strategic collaborations in the future, our revenue and product development may be limited.

      Our strategy includes substantial reliance upon strategic collaborations for development, marketing and commercialization of our products. Establishing strategic collaborations is difficult and time-consuming. Our discussion with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. If we successfully establish new collaborations, these relationships may not result in the successful development or commercialization of our product candidates or the generation of sales revenue. To the extent that we enter into co-promotion or other collaborative arrangements, our product revenues are likely to be lower than if we directly marketed and sold any products that we may develop.

      If we enter into manufacturing and marketing collaborations, our success will in part depend on the performance of our collaborators. We will not directly control the amount or timing of resources devoted by our collaborators to activities related to our product candidates. Our corporate collaborators may not commit sufficient resources to our pre-marketing and manufacturing programs or the commercialization, marketing or distribution of our products. If any collaborator fails to commit sufficient resources, our pre-marketing and marketing programs related to this collaboration could be delayed or terminated. Also, our collaborators may pursue other existing or development-stage products or alternative technologies in preference to those being developed in collaboration with us. Finally, if we fail to observe our obligations in our agreements with them, our collaborators may have the right to terminate those agreements.

      We may incur substantial liabilities from any product liability claims if our insurance coverage for those claims is inadequate.

      We currently have product liability insurance which we believe adequately covers potential liability which may arise from our products. However, we cannot be certain that our insurance will be adequate to cover every claim we may face. We may face an inherent risk of product liability exposure related to the sale and use of our products. An individual may bring a liability claim against us if one of the products causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in decreased demand for our product candidates, injury to our reputation, withdrawal of clinical trial participants, costs of related litigation, substantial monetary awards to patients or other claimants, loss of revenues, the inability to commercialize product candidates, and increased difficulty in raising required additional funds in the private and public capital markets.

      We depend upon our senior management and key consultants and their loss or unavailability could put us at a competitive disadvantage.

      We depend upon the efforts and abilities of our senior executive, Nasser Nassiri, and other members of our management team and scientific advisors. The loss or unavailability of the services of any of these individuals for any significant period of time could have a material adverse effect on our business, prospects, financial condition and results of operations. We have not obtained, do not own, nor are we the beneficiary of, key-person life insurance. See "Management--Employment Agreements".

      The biotechnology and biomaterials industries are characterized by a high degree of competition. We may be unable to compete with more substantial enterprises.

      The biotechnology and biomaterials industries are characterized by a high degree of competition. Competition in the biomaterials industry is based significantly on scientific and technological factors. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. We compete with specialized biotechnology firms in the United States, Europe, Japan and elsewhere, as well as pharmaceutical companies that are applying biotechnology to their operations. Our ability to compete successfully with other companies in the pharmaceutical field will also depend to a considerable degree on our ability to raise capital to fund the development and marketing of our products.

      We are aware of certain competitors who are attempting to utilize our technology and produce products similar to or competitive with ours. Our technologies are protected by strong patents in many countries around the world. Accordingly, we believe we can successfully challenge any misappropriation of our technology by our competitors.

      Our competition will be determined in part by the potential applications for which our products are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors' products may be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete pre-clinical testing, clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position. (See "Item 1. Description of Business -- Competition.")

      We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance matters.

      Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the SEC and, will result in increased costs to us as we evaluate the implications of these laws and regulations and respond to their requirements. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers. We are continuously evaluating and monitoring developments with respect to these laws and regulations and cannot predict or estimate the amount or timing of additional costs we may incur to respond to their requirements.

      A limited public trading market may cause volatility in the price of our common stock and may cause it to be illiquid.

      Our common stock is quoted on the OTC Bulletin Board under the symbol BCRA. The quotation of our common stock on the OTC Bulletin Board does not assure that a meaningful, consistent and liquid trading market currently exists, and, in fact, in recent years the market for our stock has experienced extreme price fluctuations and traded in low volume. The illiquidity of our common stock could make it difficult for a stockholder to sell or otherwise dispose of shares.

      We do not intend to pay dividends.

      We do not expect to pay any cash dividends in the foreseeable future.

Item 1B. Unresolved Staff Comments.

None.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

At December 31, 2005 there were 11,353,816 shares of our common stock issued and outstanding. Our common stock trades on the OTC Bulletin Board. The following table sets forth information regarding the high and low closing price per share for our common stock on the OTC Bulletin Board as reported by SiliconInvestor.com(TM). Such prices do not necessarily reflect actual transactions and do not include retail mark-ups, mark-downs or commissions.

Quarter Ended                             High                        Low
-------------                             ----                        ---
December 31, 2005                        $22.50                      $12.00
September 30, 2005                       $24.00                      $24.00
June 30, 2005                            $20.00                      $ 3.00
March 31, 2005                           $55.00                      $13.00

December 31, 2004                        $15.50                      $10.05
September 30, 2004                       $20.00                      $ 7.00
June 30, 2004                            $35.00                      $20.00
March 31, 2004                           $95.00                      $40.00

Holders

As of December 31, 2005, there were approximately 400 holders of record of the shares of our common stock including several European financial and portfolio institutions.

Dividends

We have paid no cash dividends on our equity securities to date and do not anticipate the payment of cash dividends on our equity securities in the near future. We paid a dividend of one share of our common stock for each three shares owned on December 18, 1995 and paid, in December 1996, another stock dividend of one share for each three shares owned as of November 6, 1996.

Recent Sales of Unregistered Securities

During January 2005, the Company received $300,000 in connection with the subscription of the 7% Notes sold on December 2004. During September 2005, the Company sold to an accredited investor an additional $200,000 of the 7% Notes. (See Note 8.)

All Notes as described above were sold to "accredited investors" only in a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933.

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

Item 6.  Selected Financial Data

============================================================================================================================

                                                                  Fiscal Year ended December 31,
                                                               ------------------------------------
----------------------------------------------------------------------------------------------------------------------------

                                           2005               2004               2003             2002              2001
                                           ----               ----               ----             ----              ----
----------------------------------------------------------------------------------------------------------------------------
Income Statement Data:
----------------------------------------------------------------------------------------------------------------------------
        Net sales                     $  316,200           $351,600          $361,900        $  350,300         $  354,200
----------------------------------------------------------------------------------------------------------------------------
        Operating loss                   723,874            714,671           449,297           555,782            499,758
----------------------------------------------------------------------------------------------------------------------------
        Net loss                         885,787            496,150           319,176         1,137,740          1,702,016
----------------------------------------------------------------------------------------------------------------------------
        Net loss per common share          $0.08              $0.04             $0.03             $0.34              $0.12
----------------------------------------------------------------------------------------------------------------------------
        Weighted average common       11,353,816         11,299,267        11,297,573         3,324,813         13,736,304
        shares outstanding                shares             shares            shares            shares             shares
============================================================================================================================

Balance Sheet Data:
----------------------------------------------------------------------------------------------------------------------------
        Total assets                  $1,075,810         $  797,836        $  812,676        $1,565,023         $1,881,614
----------------------------------------------------------------------------------------------------------------------------
        Total liabilities              3,927,759          2,924,656         2,929,724         3,308,448          4,321,709
----------------------------------------------------------------------------------------------------------------------------
        Stockholders deficiency        2,851,949         (2,126,820)        2,117,048         1,743,425         (2,440,095)
============================================================================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Fiscal 2005 vs. 2004

Net sales, which are solely attributable to our wholly owned European subsidiaries, totaled approximately $316,200 for the year ended December 31, 2005, a decrease of approximately $35,400 (or approximately 10%) from approximately $351,600 for the year ended December 31, 2004. This decrease is partially attributable in particular to a decrease in sales of products in the maxillocraniofacial surgery area in France and decrease in orders from our distributor during 2005 which was due to the internal reconstruction of their organization.

Cost of sales was approximately $222,400 for the year ended December 31, 2005, an increase of approximately $50,300 (or approximately 29.3%) from approximately $172,100 for the year ended December 31, 2004. The main factor contributing to this increase was an increase in some of the company's fixed charges that were attributed to cost of sales.

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

Operating expenses were approximately $817,600 during the year ended December 31, 2005, a decrease of approximately $76,400 (approximately 8.5%) from approximately $894,000 for the year ended December 31, 2004. This decrease was primarily due to a decrease in the company's research and development activities during in 2005.

Consulting and professional fees during the year ended December 31, 2005 were approximately 321,900, an increase of $60,700 (or approximately 23.2%) compared to approximately $261,200 during the year ended December 31, 2004. Most of these fees are incurred in Europe, and as such, a portion of the increase resulted from exchange rate fluctuations and part of increase was attributable to consulting fees associated with the development of the next generation of products. Finally there were additional professional fees associated with the compliance for the Sarbanes-Oxley Act of 2002.

Other income (net of expenses) totaled approximately $(162,000) of expense for the year ended December 31, 2005 as compared to approximately $66,000 of income for the year ended December 31, 2004. This decrease was primarily due to the fact that there was no forgiveness income in 2005 ($297,800 in 2004) and there was no accrual of approximately $54,000 for estimated litigation.

As a result of the above, our net loss for the year ended December 31, 2005 totaled approximately $885,800 or $.08 per share compared to a net loss of approximately $496,200 or $.04 per share for the year ended December 31, 2004.

These losses per share were based on weighted average common shares outstanding of 11,353,816 & 11,299,267 for the years ended December 31, 2005 and 2004 respectively.

Fiscal 2004 vs. 2003

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

As a result of the above, our net loss for the year ended December 31, 2004 totaled approximately $496,200 or $.04 per share compared to a net loss of approximately $319,000 or $.03 per share for the year ended December 31, 2003.

These losses per share were based on weighted average common shares outstanding of 11,299,267 & 112,297,573 for the years ended December 31, 2004 and 2003 respectively.

Financial Condition, Liquidity and Capital Resources

Fiscal 2005 vs. 2004

As shown in the accompanying consolidated financial statements, we had net losses of approximately $885,800 and $496,200 in 2005 and 2004, respectively. The net loss in 2005 and 2004 included a nonrecurring income item relating to forgiveness of debt of approximately $297,800 Management believes that it is likely that we will continue to incur net losses through at least 2006. We had a working capital deficiency and stockholders' deficiency of approximately $418,000 and $2,852,000 at December 31, 2005, respectively.

During 2005, we sold $500,000 of 7% convertible promissory notes. We also own marketable securities which are classified as available-for-sale and consisted of equity securities with an aggregate fair value of approximately $193,800. In addition, during February 2006, we received $150,000 additional funds for which are yet to be documented as convertible notes payable. Accordingly, management believes that we have sufficient liquid resources to operate through at least December 31, 2006.

Our marketable securities are classified as available-for-sale and consisted of equity securities with an aggregate fair value of approximately $193,800 and a cost totaling approximately $646,000 at December 31, 2005. The net unrealized holding loss was approximately $452,200 for the year ended December 31, 2005 which increased accumulated other comprehensive loss, a component of total stockholders' deficiency to approximately $603,400 as of December 31, 2005.

For the year ended December 31, 2005, we had a negative cash flow from operating activities of approximately $366,200. We had cash provided by financing activities of $500,000. Our net loss of approximately $885,800 increased our accumulated deficit to approximately $20,160,000 at December 31, 2005.

Fiscal 2004 vs. 2003

As shown in the accompanying consolidated financial statements, we had net losses of approximately $496,000 and $319,000 in 2004 and 2003, respectively. The net loss in 2004 and 2003 included a nonrecurring income item relating to forgiveness of debt of approximately $297,800 and $259,800 respectively Management believes that it is likely that we will continue to incur net losses through at least 2004. We had a working capital deficiency and stockholders' deficiency of approximately $38,000 and $2,126,800 at December 31, 2004, respectively.

During 2004, we sold additional 7% convertible promissory notes in the aggregate principal amount of $650,000. $350,000 of this amount was received during 2004 and $300,000 in January 2005. We also own marketable securities which are classified as available-for-sale and consisted of equity securities with an aggregate fair value of approximately $247,800 at December 31, 2004.

For the year ended December 31, 2004, we had negative cash flow from operating activities of approximately $620,000. We had cash provided by financing activities of approximately $929,000. Our net loss of approximately $496,000 increased our accumulated deficit to approximately $19,427,000 at December 31, 2004.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Exchange Rate Exposure

      We conduct much of our business operations (and incur substantially all of our operating costs other than professional and consulting fees) through our European subsidiaries in Euros and, as such, are exposed to risk resulting from the fluctuation of exchange rates between the Euro and the US Dollar. We do not engage in any hedging or other transactions for the purpose of minimizing this risk. However, we do invest in certain Euro-denominated marketable securities as discussed below. (See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the effect of Euro/Dollar fluctuations on our results of operations.)

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

The cost and fair market value of marketable securities available-for-sale held as of December 31:

       -------------------------------------------------------------------------
                    December 31, 2005    December 31, 2004    December 31, 2003
       -------------------------------------------------------------------------
       Cost            $  646,057          $   646,057            $   646,057
       -------------------------------------------------------------------------
       Fair Value         193,783              247,811                208,189
       -------------------------------------------------------------------------

Item 8. Financial Statements and Supplementary Data

Biocoral, Inc. and Subsidiaries Index to Consolidated Financial Statements and Schedule.

Financial Statements:

Management's Report on Internal Control over Financial Reporting                                               F-2
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting           F-3
Report of Independent Registered Public Accounting Firm                                                        F-4
Consolidated Balance Sheets as of December 31, 2005 and 2004                                                   F-5
Consolidated Statements of Operation for the years ended December 31, 2005, 2004 and 2003                      F-6
Consolidated Statements of Changes in Stockholders' Deficiency and Comprehensive Loss
   for the years ended December 31, 2005, 2004 and 2003                                                        F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003                     F-8
Note to Consolidated Financial Statements                                                                      F-9-F18

Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

      o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

      o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

      o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in this Internal
Control-Integrated Framework.

Based on our assessment, we believe that, as of December 31, 2005, our internal control over financial reporting was effective at a reasonable assurance level based on these criteria.

Moore & Associates Chrtd., our independent registered public accounting firm, has issued an audit report, included in page F-3 , on our assessment of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over
                              Financial Reporting

The Board of Directors and Stockholders of Biocoral, Inc

      We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that Biocoral, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Biocoral, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assessment that Biocoral,Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion Biocoral, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Biocoral, Inc. as December 31, 2005, 2004, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2005 and our report dated March 27, 2006 expressed an unqualified opinion thereon.


/s/ Moore & Associates, Chartered
Moore & Associates, Chartered

March 27, 2006
Las Vegas

      Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Biocoral, Inc.:

We have audited the accompanying consolidated balance sheets of Biocoral, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biocoral, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

We have also audited in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Biocoral Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2005 expressed an unqualified opinion thereon.


/s/ Moore & Associates, Chartered
Moore & Associates, Chartered

March 27, 2006
Las Vegas

                         BIOCORAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                       ASSETS
                                                                            December 31,       December 31,
                                                                                2005               2004
                                                                            ------------       ------------
Current Assets
   Cash                                                                     $    127,211       $    129,508
   Investments in marketable securities                                          193,783            247,811
   Accounts receivable, net of allowance for doubtful accounts
     $2,300 for 2005, of $2,700 for 2004 and $1,900 for 2003                     136,076             53,276
   Inventories                                                                   125,100            156,500
   Prepaid expenses and other current assets                                      22,507             37,507
                                                                            ------------       ------------

     Total Current Assets                                                        604,677            624,602

Property and equipment, net                                                       31,300             21,500
Restricted cash held in escrow                                                    11,049             11,049
Investment in limited partnership                                                 10,444             20,209
Patents, net                                                                     405,707            257,628
Other assets                                                                      12,633             15,320
                                                                            ------------       ------------

       Total Assets                                                         $  1,075,810       $    950,308
                                                                            ============       ============

                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current  Liabilities
   Accounts payable                                                         $    735,800       $    547,747
   Current portion of due to officer                                             136,258            106,258
   Accrued interest payable                                                      150,701              8,951
   Current portion of long-term debt                                                  --                 --
                                                                            ------------       ------------

     Total Current Liabilities                                                 1,022,759            662,956

Due to Officer, net of current portion                                           600,000            412,500
Long-term debt, net of current portion                                         2,300,000          1,800,000
Deferred employee benefits                                                         5,000             49,200
                                                                            ------------       ------------

     Total Liabilities                                                         3,927,759          2,924,656
                                                                            ------------       ------------

Commitments and contingencies

Stockholders' Deficiency
   Preferred stock; par value $.001 per share; 1,000,000  shares
     authorized; none issued                                                          --                 --
   Common Stock; $.001 par value;  100,000,000 shares authorized;
     11,353,816 shares issued and outstanding as of December 31, 2005,
     11,353,819 shares issued and outstanding as of December 31, 2004,            11,354             11,354
   Additional paid-in capital                                                 17,900,090         17,900,090
   Accumulated other comprehensive loss                                         (603,447)          (611,633)
   Accumulated deficiency                                                    (20,159,946)       (19,274,159)
                                                                            ------------       ------------

     Total Stockholders' Deficiency                                           (2,851,949)        (1,974,348)
                                                                            ------------       ------------

       Total Liabilities and Stockholders' Deficiency                       $  1,075,810       $    950,308
                                                                            ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Years ended December 31,
                                                            2005               2004                2003
                                                        ------------       ------------       ------------
Net sales                                               $    316,200       $    351,600       $    361,900
Cost of sales                                                222,400            172,100             57,200
                                                        ------------       ------------       ------------

   Gross Profit                                               93,800            179,500            304,700
                                                        ------------       ------------       ------------

Operating Expenses
   Research and development                                  114,200            245,590            178,149
   Consulting and professional fees                          321,995            261,255            242,754
   Depreciation and amortization                              40,469             12,284             18,784
   General and administrative                                341,010            375,042            314,310
                                                        ------------       ------------       ------------

     Total Operating Expenses                                817,674            894,171            753,997
                                                        ------------       ------------       ------------

   Loss From Operations                                     (723,874)          (714,671)          (449,297)
                                                        ------------       ------------       ------------

Other Income (Expense)
   Interest, net                                            (152,826)          (162,175)           (88,536)
   Equity in loss of partnership                              (9,765)           (15,000)           (63,336)
   Realized loss on sale of marketable securities                 --                 --            (28,349)
   Dividend income                                             1,728                 --             18,311
   Foregivenss of debt                                            --            297,800            259,836
   Litigation contingency loss                               (16,050)           (54,576)                --
   Other                                                      15,000                 --             32,195
                                                        ------------       ------------       ------------

     Total Other Income (Expense)                           (161,913)            66,049            130,121
                                                        ------------       ------------       ------------

   Restated capitalization of intangible assets                   --            152,472                 --
                                                        ------------       ------------       ------------

Net (Loss) Income                                           (885,787)          (496,150)          (319,176)

Other Comprehensive Income (Loss)
   Foreign translation gain (loss)                            62,214             36,374           (193,715)
   Unrealized gain (loss) on marketable securities           (54,028)            39,622            139,268
                                                        ------------       ------------       ------------

Comprehensive (Loss) Income                             $   (877,601)      $   (420,154)      $   (373,623)
                                                        ============       ============       ============

 Net (loss) income per share

     Basic                                              $      (0.08)      $      (0.04)      $      (0.03)
                                                        ============       ============       ============

     Diluted

 Weighted average number of shares outstanding

     Basic                                                11,353,816         11,299,267         11,297,573
                                                        ============       ============       ============

    Diluted

The accompanying notes are an integral part of these consolidated financial statements.

                          BIOCORAL, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                        DEFICIENCY AND COMPREHENSIVE LOSS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                                                                      Accumulated
                                                                          Common Stock                                   Other
                                                                  ---------------------------        Additional      Comprehensive
                                                                     Shares           Amount      Paid-in Capital         Loss
                                                                  -----------       ---------     ---------------    -------------
Balance, January 1, 2003                                           11,297,573       $  11,298       $ 17,337,292       $(633,182)

Other comprehensive gain - increase in market value of
  marketable securities                                                    --              --                 --         139,268

Other comprehensive loss - foreign currency translation                    --              --                 --        (193,715)

Net loss                                                                   --              --                 --              --
                                                                  -----------       ---------       ------------       ---------

Balance, December 31, 2003                                         11,297,573          11,298         17,337,292        (687,629)

Net loss

Adjustment for capitalization of patent costs as of 01/01/04

Other comprehensive gain - increase in market value of
  marketable securities                                                    --              --                 --          39,622

Other comprehensive gain - foreign currency translation                    --              --                 --          36,374
                                                                  -----------       ---------       ------------       ---------

Total comprehensive income                                                 --              --                 --          75,996

Conversion of convertible debentures                                   56,246              56            562,798              --
                                                                  -----------       ---------       ------------       ---------

Balance, December 31, 2004                                         11,353,819          11,354         17,900,090        (611,633)

Foreign currency translation gain                                                                                         62,214

Unrealized loss on marketable securities                                                                                 (54,028)

Other                                                                      (3)

Net loss                                                                   --              --                 --              --
                                                                  -----------       ---------       ------------       ---------

Balance, 12/31/05                                                  11,353,816       $      --       $ 17,900,090       $(603,447)
                                                                  ===========       =========       ============       =========


                                                                                        Total
                                                                    Accumulated      Stockholders'    Comprehensive
                                                                    Deficiency        Deficiency          Loss
                                                                   ------------      -------------    -------------
Balance, January 1, 2003                                           $(18,458,833)      $(1,743,425)

Other comprehensive gain - increase in market value of
  marketable securities                                                      --           139,268       $ 139,268

Other comprehensive loss - foreign currency translation                      --          (193,715)       (193,715)

Net loss                                                               (319,176)         (319,176)       (319,176)
                                                                   ------------       -----------       ---------

Balance, December 31, 2003                                          (18,778,009)       (2,117,048)      $(373,623)

Net loss                                                               (648,622)         (648,622)      $(648,622)

Adjustment for capitalization of patent costs as of 01/01/04            152,472           152,472

Other comprehensive gain - increase in market value of
  marketable securities                                                      --            39,622          39,622

Other comprehensive gain - foreign currency translation                      --            36,374          36,374
                                                                   ------------       -----------       ---------

Total comprehensive income                                             (496,150)       (2,537,202)       (572,626)

Conversion of convertible debentures                                         --           562,854              --
                                                                   ------------       -----------       ---------

Balance, December 31, 2004                                          (19,274,159)       (1,974,348)       (572,626)

Foreign currency translation gain                                                          62,214          62,214

Unrealized loss on marketable securities                                                  (54,028)        (54,028)

Other

Net loss                                                               (885,787)         (885,787)       (885,787)
                                                                   ------------       -----------       ---------

Balance, 12/31/05                                                  $(20,159,946)      $(2,851,949)      $(877,601)
                                                                   ============       ===========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                   BIOCORAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years Ended December 31,
                                                                -------------------------------------------
                                                                   2005           2004            2003
                                                                ---------       ---------       -----------
Cash flows from operating activities
   Net loss                                                     $(885,787)      $(496,150)      $  (319,176)
   Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation and amortization                               40,469          12,284            18,784
       Equity in loss of partnership                                9,765          15,000            63,336
       Forgiveness of debt                                             --        (297,800)         (259,836)
       Provision for doubtful accounts                               (400)            800               900
       Realized loss on sale of marketable securities                  --              --            28,349
   Change in operating assets and liabilities
     Accounts receivable                                          (82,400)         83,124           (63,900)
     Inventories                                                   31,400          27,100           (97,500)
     Prepaid expenses and other current assets                     15,000         (36,307)           (1,200)
     Other assets                                                   2,687          (2,820)           (2,700)
     Accounts payable and accrued interest payable                329,803          95,081           146,772
     Current portion of due to officer                             30,000        (283,742)          207,500
     Due to officer                                               187,500         412,500                --
     Deferred employee benefits                                   (44,200)          3,500            10,100
                                                                ---------       ---------       -----------

Net cash  provided by (used in) operating activities             (366,163)       (467,430)         (268,571)
                                                                ---------       ---------       -----------

Cash flows from investing activities
   Purchase of property and equipment                                  --              --            (7,000)
   Capitalization of patents                                     (176,848)       (152,472)               --
   Proceeds from sale of marketable securities                         --              --            23,102
                                                                ---------       ---------       -----------

Net cash provided by (used in) investing activities              (176,848)       (152,472)           16,102
                                                                ---------       ---------       -----------

Cash flows from financing activities
   Restricted cash held in Escrow                                      --              --         1,000,000
   Principal payments on long-term debt                                --         (41,000)       (1,000,000)
   Proceeds from long-tem debt                                    500,000         670,000           499,383
                                                                ---------       ---------       -----------

Net cash provided by (used in) financing activities               500,000         629,000           499,383

Effects of changes in exchange rates on cash                       40,714          31,921          (201,195)
                                                                ---------       ---------       -----------

Net increase (decrease) in cash                                    (2,297)         41,019            45,719
                                                                ---------       ---------       -----------

Cash, beginning of period                                         129,508          88,489            42,770
                                                                ---------       ---------       -----------

Cash, end of period                                             $ 127,211       $ 129,508       $    88,489
                                                                =========       =========       ===========

Supplemental Statements of Cash Flows Information

                                                                   2005            2004              2003
                                                                   ----            ----              ----
       Conversion of Interest and advances to common stock      $      --       $ 462,854       $        --
                                                                =========       =========       ===========
       Conversion of 7% notes to common stock                   $      --       $ 100,000       $        --
                                                                =========       =========       ===========

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

      The Company's operations are in several business segments which consist primarily of research and development, manufacturing and marketing of patented high technology biomaterials, bone substitute materials made from coral and other orthopedic, oral and maxillo-facial products, including products marketed under the trade name of Biocoral. Most of the Company's operations are conducted from Europe. The Company has obtained regulatory approvals to market its products throughout Europe, Canada and certain other countries. The Company owns various patents for its products which have been registered and issued in the United States, Canada, Japan, Australia and various countries throughout Europe. However, the Company has not applied for the regulatory approvals needed to market its products in the United States.

Note 2 - Liquidity

      The Company had net losses of approximately $885,800, $496,200 and $319,000 in 2005, 2004 and 2003, respectively. The net loss in 2004 and 2003 includes a nonrecurring income item relating to forgiveness of debt of approximately $297,800 and $259,800 (See Note 8(A)). Management believes that it is likely that the Company will continue to incur net losses through at least 2006. The Company had a working capital deficiency of approximately $418,100, $38,400 and $711,000 for 2005, 2004 and 2003,
      respectively. The Company also had a stockholders' deficiency of approximately $2,852,000 $1,974,400 and $2,117,000 at December 31, 2005,
      2004 and 2003, respectively. During January and September 2005, the Company received approximately $500,000 relating to the issuance of the 7% convertible promissory notes payable (See Notes 8(C)). The Company also had as of December 31, 2005 approximately $193,800 of investments in available-for-sale securities. In addition, during February 2006, the Company received $150,000 additional funds for which are yet to be documented as convertible notes payable. Management believes that these funds will provide sufficient working capital to operate through 2006.

Note 3 - Summary of Significant Accounting Policies

      (A) Basis of Presentation

      The accompanying consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

      (B) Principles of Consolidation

      The accompanying consolidated financial statements include all of the accounts of Biocoral, Inc. and its wholly-owned subsidiaries as of and for the period ended December 31, 2005, 2004 and 2003. Cabestan, Inc., 3H "Healthcare and High Biotechnology Innovation, Inc." and Immo Distribution, Ltd., are not operating subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

      (C) Cash and Cash Equivalents

      The Company considers cash on hand, cash in banks, certificates of deposit, time deposits and other short term securities with maturities of three months or less when purchased as cash and cash equivalents. There were no cash equivalents held by the Company at December 31, 2005, 2004 and 2003.

      (D) Concentration of Credit Risk

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

      (E) Allowance for Doubtful Accounts

      The Company estimates uncollectibility of trade accounts receivable by analyzing historical bad debts, customer concentrations, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

      (F) Investments in Marketable Securities

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

      (G) Inventories

      Inventories are stated at the lower of cost or market, determined on the first-in, first-out ("FIFO") method.

      (H) Property and Equipment

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

      (I) Investment in Limited Partnership

      The Company owns a 9.3% interest in Bensenville Associates Ltd., a limited partnership, which is accounted for under the equity method of accounting. Under this method, the initial investment is recorded at cost. Subsequently, the investment is increased or decreased for the Company's pro-rata share of the partnership's income and losses. The Company's share of the loss in the partnership for the years ended December 31, 2005, 2004 and 2003 was approximately $9,800, $15,000 and $63,336, respectively, and the book value of the investment at December 31, 2005, 2004 and 2003 was $10,444, $20,209 and $35,209, respectively.

      (J) Intangible Assets

      Intangible assets consist of expenses incurred on approved patents and on the successful defense of approved patents. Amortization is computed using the straight line method over the estimated period of the benefit. The Company retroactively capitalized $176,418 and $157,743 of costs in 2005 and 2004 respectively. There were no costs capitalized in 2003. The components of intangible assets and costs capitalized in 2005, 2004 and 2003 are as follows:

              ------------------------------------------------------------------------
                                                  2005          2004         2003
              ------------------------------------------------------------------------
              Beginning Intangible Assets     $277,425        $119,682     $119,682
              ------------------------------------------------------------------------
              Add: Capitalized Costs           176,848         157,743           --
              ------------------------------------------------------------------------
              Less: Accumulated Amortization    48,566          19,797        8,542
              ------------------------------------------------------------------------

              Net Intangible Assets           $405,707        $257,628     $111,140
              --------------------------------========================================

      (K) Impairment of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. Management believes that there are no impaired long-lived assets at December 31, 2005, 2004 and 2003.

      (L) Income Taxes

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

      (M) Revenue Recognition

      Sales are recognized when the earnings process is complete and collectibility is reasonably assured, which is usually when the goods are shipped to customers. Amounts billed related to shipping and handling are included in revenue.

      (N) Shipping and Handling Costs

      Shipping and handling costs are included in cost of sales in accordance with guidance established by the Emerging Issues Task Force, issue No. 00-10, "Accounting for Shipping and Handling Costs." During 2005, 2004 and 2003, there were no material shipping and handling costs.

      (O) Research and Development

      The Company expenses all research and development costs as incurred.

      (P) Stock Based Compensation

      Effective January 1, 2003 the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The interim disclosure requirements of SFAS 148 are effective for interim periods beginning after December 15, 2002. The Company's stock-based compensation related to employees and non-employee directors is recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and thus there is no compensation expense for options granted with exercise prices equal to the fair value of the Company's common stock on the date of the grant. With respect to stock based compensation granted to non employees, the Company records an expense equal to the fair value of the option on the measurement date, which is either the earlier of the date at which a commitment for performance is reached or the date at which the service is complete.

      (Q) Computation of Net Loss per Share

      The Company presents basic loss per share and, if applicable, diluted earnings per share pursuant to the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128").

      Under SFAS 128 basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares outstanding during the year. Diluted net earnings per share is computed by dividing the net earnings for the year by the weighted average number of common share and common share equivalents outstanding during the year. Common stock equivalents would arise from the exercise of stock options. For the year ended December 31, 2005, none were issued. For the year ended December 31, 2004, the Company cancelled options granted June 30, 1999 for purchasing the total of 34,270 shares and granted the new options for purchasing the total of 200,000 shares. For the year ended December 31, 2003, none were issued. Diluted net loss has not been disclosed for the years ended December 31, 2005, 2004 and 2003 as the effect is anti-dilutive.

      (R) Foreign Currency Translation and Transactions

      Assets and liabilities of the foreign subsidiaries are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the year. Resulting translation adjustments, if material, are recorded as accumulated other comprehensive loss which is a separate component of stockholders' deficit.

      (S) Comprehensive Loss

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

      The change in accumulated unrealized loss on investments in marketable securities during the year ended December 31, 2005, 2004 and 2003 was as follows:

    ----------------------------------------------------------------------------------------------------------------
                                                                         2005            2004            2003
    ----------------------------------------------------------------------------------------------------------------
    Beginning accumulated unrealized loss on marketable securities      $(398,246)      $(437,868)      $(577,391)
    ----------------------------------------------------------------------------------------------------------------
    Unrealized gain (loss) arising during the year                        (54,028)         39,622         105,574
    ----------------------------------------------------------------------------------------------------------------
    Reclassification adjustment gain                                           --              --          33,949
    ----------------------------------------------------------------------------------------------------------------
    Ending accumulated unrealized loss on marketable securities         $(452,274)      $(398,246)      $(437,868)
    ---------------------------------------------------------------=================================================

      (U) Faire Value of Financial Instruments

      The Financial Accounting Standards Board ("FASB") issued SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", which requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued interest payable approximate fair value at December 31, 2005, 2004 and 2003, due to the relatively short maturity of the instruments. The investment in limited partnership is recorded using the equity method and it is not practical to estimate the fair value of this investment without incurring excessive cost, as this investment is not publicly traded. Long-term debt approximates fair value based upon based upon debt terms available for entities under similar terms.

      (V) Use of Estimates

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

      (W) Recent Accounting Pronouncements

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

      (X) Reclassifications

      Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

Note 4 - Investments in Marketable Securities

      During 2005, 2004 and 2003, the Company classified its investments in marketable securities as available for sale, and those that intend to hold for more than one year as non-current. Unrealized holding gains and losses are reported as a separate component of stockholders' deficiency as part of accumulated other comprehensive income (loss) until realized. The following is a reconciliation of original cost to fair market value for securities held as of December 31:

      --------------------------------------------------------------------------------------------------------
                                                                       2005            2004            2003
      --------------------------------------------------------------------------------------------------------
      Investments in marketable securities, at cost                 $ 646,057       $ 646,057       $ 646,057
      --------------------------------------------------------------------------------------------------------
      Unrealized loss                                                (452,274)       (398,246)       (437,868)
      --------------------------------------------------------------------------------------------------------
      Investment in marketable securities at fair market value        193,783         247,811         208,189
      --------------------------------------------------------------------------------------------------------
      Less current portion                                           (193,783)       (247,811)       (208,189)
      --------------------------------------------------------------------------------------------------------
                                                                    $      --       $      --       $      --
      --------------------------------------------------------------==========================================

Note 5- Inventories

      Inventories consist of the following at December 31:

      ----------------------------------------------------------------------------------------------
                                                             2005            2004            2003
      ----------------------------------------------------------------------------------------------
      Raw materials                                       $   18,300      $   23,300      $   21,700
      ----------------------------------------------------------------------------------------------
      Work in process                                         36,000          48,300          51,700
      ----------------------------------------------------------------------------------------------
      Finished goods                                          70,800          85,000         110,200
      ----------------------------------------------------------------------------------------------
                                                          $  125,100      $  156,600      $  183,600
      ----------------------------------------------------==========================================

Note 6 - Property and Equipment

      Property and equipment consists of the following at December 31:

      ----------------------------------------------------------------------------------------------
                                                             2005            2004            2003
      ----------------------------------------------------------------------------------------------
      Land                                                $   12,160      $   12,160      $   11,600
      ----------------------------------------------------------------------------------------------
      Buildings and improvements                             185,000         185,000         185,000
      ----------------------------------------------------------------------------------------------
      Equipment and furnishings                              223,340         202,400         183,600
      ----------------------------------------------------------------------------------------------
                                                             420,500         399,000         380,200
      ----------------------------------------------------------------------------------------------
      Less accumulated depreciation and amortization         389,200         377,500         356,100
      ----------------------------------------------------------------------------------------------
                                                          $   31,300      $   21,500      $   24,100
      ----------------------------------------------------==========================================

Note 7 - Intangible Assets

       Intangible assets consist of the following at December 31:

      ----------------------------------------------------------------------------------------------
                                                             2005            2004            2003
      ----------------------------------------------------------------------------------------------
      Patents                                             $  454,273      $  277,425      $  119,682
      ----------------------------------------------------------------------------------------------
      Less: Accumulated amortization                          48,566          19,797           8,542
      ----------------------------------------------------------------------------------------------
                                                          $  405,707      $  257,628      $  111,140
      ----------------------------------------------------==========================================

Note 8 - Long-Term Debt

      Long-term debt consists of the following at December 31:

      ----------------------------------------------------------------------------------------------
                                                              2005            2004            2003
      ----------------------------------------------------------------------------------------------
      6% convertible promissory notes payable (A)         $  700,000      $  700,000      $  700,000
      ----------------------------------------------------------------------------------------------
      ANVAR advances (B)                                                                     338,800
      ----------------------------------------------------------------------------------------------
      7% convertible promissory notes payable (C)          1,600,000       1,100,000         560,753
      ----------------------------------------------------------------------------------------------
                                                           2,300,000       1,800,000       1,598,553
      ----------------------------------------------------------------------------------------------
      Less current portion                                                        --          45,300
      ----------------------------------------------------------------------------------------------
                                                          $2,300,000      $1,800,000      $1,554,253
      ----------------------------------------------------==========================================

(A) On March 25, 2002 the holders of the 6% convertible promissory notes payable (the "6% Notes") agreed to extend the due date from December 31, 2002 to December 31, 2004 and on March 1, 2004 agreed to extend the due date to December 31, 2006. On January 23rd, 2006, the note holders agreed to extend the due date from December 31, 2006 to December 31, 2008. The 6% Notes are convertible at any time, at a rate of $.045, at the holder's option, subject to Company approval. The 6% Notes were not affected by the reverse stock split on December 23, 2002. Interest on the 6% Notes is payable annually, at the Company's option, either in cash or common stock of the Company. The Company sold the 6% Notes in the aggregate principal amount of $3,000,000 to "accredited investors" during year 2000 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933. A portion of the proceeds, $1,000,000, had been held in an escrow account pending the Company's issuance of all of the required regulatory documents and the listing of the Company's common stock for trading on The NASDAQ Stock Market. On June 26, 2003, the money held in the escrow account was returned to the note holders. Since the $1,000,000 proceeds were never used by the Company, but always maintained in the escrow account, the Company wrote off the prior years' accrued interest of $179,836 and the accrued issuance costs of $80,000 associated with these 6% Notes resulting in a benefit of $259,836, which was recorded as forgiveness of debt in the consolidated statements of operations.

      On December 20, 2004, the Company approved requests from certain holders of 6% Notes for the conversion of approximately $336,000 of interest into shares of the Company's common stock. As a result of the conversion, the Company charged approximately $336,000 to accrued interest for the year then ended December 31, 2004 based on the beneficial conversion feature of these 6% notes. The conversion took place at the rate of $10 per share using a conversion rate utilizing the average closing price of the Company's common stock for the 20 trading days immediately preceding the conversion.

(B) These non interest bearing advances represent funds provided to one of Company's European Subsidiaries by ANVAR, an agency of the French government that finances or subsidizes certain "credible" research and development projects. If the research does not result in a commercially feasible product and certain other conditions are met, the subsidiary will not have to pay some or all of the advances.

      During the third quarter of 2004, notes of $297,800 were written off by ANVAR under the terms of their research and development agreement upon the determination that certain research will not result in a commercially feasible product.

(C) The Company 7% convertible promissory notes payable (the "7% Notes") are due December 31, 2006. The holder or holders of 7% Notes (subject to Company approval and consent) may at any time, convert the principal amount of the 7% Notes into shares of the Corporation's common stock ranking pari passu at the conversion ratio shall be obtained by utilizing the average closing sale price of such shares in the over-the-counter market for the 20 trading days immediately preceding.

      The Company may, at any time, prepay in whole or in part the principal amount, plus accrued interest to the date of prepayment, of all outstanding 7% Notes, upon 30 days' written notice by certified or registered mail to the registered owners of all outstanding 7% Notes. Such payment shall be made either in cash or in shares of the Company's common stock in the Company's sole discretion at the conversion ratio which shall be obtained by utilizing the average closing sale price of such shares in the over-the-counter market for the 20 trading days immediately preceding.

      During December 2003 through February 2004, the Company sold 7% Notes in the aggregate principal amount of $850,000 to "accredited investors" through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933. At December 31, 2003 the Company had received approximately $560,000, of which approximately $135,000 was received as stockholder advances during 2002 and approximately $425,000 during 2003, and approximately an additional $290,000 during February 2004.

      From February to July 2004, the Company sold an additional $350,000 under the new subscription for $350,000 of 7% convertible promissory notes payable (the "7% Notes"). In further, during December 2004, the Company sold to an accredited investor an additional 7% Notes in the aggregate principal amount of $300,000. The Company will pay a 7% commission on $650,000, which was sold during 2004.

      A conversion took place on December 2004 for $100,000 note at the rate of $10 per share using a conversion rate utilizing the average closing price of the Company's common stock for the 20 trading days immediately preceding the conversion.

      During January 2005 the Company received $300,000 in connection with the subscription of the 7% Notes sold on December 2004. During September 2005, the Company sold to an accredited investor an additional $200,000 of the 7% Notes. The Company will pay a 7% commission on $200.000, which was sold en September 2005. At December 31, 2005 the Company had outstanding a total of $1,600,000 relating to the 7% Notes.

      On February 10, 2006 the holders of the 7% Notes agreed to extend the due date from December 31, 2006 to December 31, 2008.

      The aggregate maturities of long-term debt at December 31, 2005 are as follows:

               ---------------------------------------------------------
                December 31,
               ---------------------------------------------------------
                    2006                                          0,00
               ---------------------------------------------------------
                    2007                                          0,00
               ---------------------------------------------------------
                    2008                                   $ 2,300,000
               ---------------------------------------------------------
                                                           $ 2,300,000
               -----------------------------------------================

Note 9 - Income Taxes

      At December 31, 2005, the Company had net operating loss carry forwards of approximately $11,677,800 available to reduce future Federal taxable income, which, if not used, will expire at various dates through December 31, 2024. These net operating loss carry forwards create a deferred tax asset of approximately $3,975,000. There are no other material differences between amounts used for financial reporting purposes and tax reporting purposes. Since it is more likely than not that the Company will not realize a benefit from these net operating loss carry forwards a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

      One of the Company's European wholly owned subsidiaries has a net operating loss of approximately $5,000,000 at December 31, 2004 under French tax regulations. Prior to January 1, 2004 these net operating losses could be carried forward five years to offset future taxable income. After January 1, 2004 these net operating loss carry forwards can be carried forward indefinitely to offset future taxable income. This net operating loss creates a deferred tax asset of approximately $1,700,000. There are no other material differences between amounts used for financial reporting purposes and tax reporting purposes. Since it is more likely than not that the subsidiary will not realize a benefit from these net operating losses carry forwards a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

      Income taxes differ from the statutory rate due to the following at December 31:

      -------------------------------------------------------------------------------------------------------------
                                                                           2005             2004           2003
      -------------------------------------------------------------------------------------------------------------
      Income tax benefit at 35%                                         $ (310,000)      $ (221,000)   $  (108,500)
      -------------------------------------------------------------------------------------------------------------
      Utilization of net operating loss carry forward                      310,000          221,000        108,500
      -------------------------------------------------------------------------------------------------------------
                                                                        $       --       $       --    $        --
      -------------------------------------------------------------================================================

Note 10 - Stock Option Plan

      In December 21, 2004, the Company decided to cancel all option contracts and reissue new contracts. A summary of the Company's stock option activity is as follows for the years ended December 31, 2005, 2004 and 2003:

      -----------------------------------------------------------------------------------------------
                                                                            Common Stock
      -----------------------------------------------------------------------------------------------
                                                                                    Weighted average
                                                                        Shares       Exercise Price
      -----------------------------------------------------------------------------------------------
      Outstanding, December 31, 2002                                    34,270         $       89.88
      -----------------------------------------------------------------------------------------------
      Granted                                                               --
      -----------------------------------------------------------------------------------------------
      Exercised                                                             --
      -----------------------------------------------------------------------------------------------
      Outstanding, December 31, 2003                                     34,270                89.88
      -----------------------------------------------------------------------------------------------
      Cancelled                                                         (34,270)
      -----------------------------------------------------------------------------------------------
      Granted                                                           200,000                10.00
      -----------------------------------------------------------------------------------------------
      Exercised
      -----------------------------------------------------------------------------------------------
      Outstanding, December 31, 2004                                    200,000        $       10.00
      -----------------------------------------------------------------------------------------------
      Granted                                                                --
      -----------------------------------------------------------------------------------------------
      Exercised                                                              --
      -----------------------------------------------------------------------------------------------
      Outstanding, December 31, 2005                                    200,000        $      10.00
      -----------------------------------------------------------------------------------------------

      The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of the Company's stock options outstanding is as follows:

      ----------------------------------------------------------------------------------------------------
                                       Options Outstanding                        Options Exercisable
      ----------------------------------------------------------------------------------------------------
                                            Weighted-
                                             Average          Weighted-                        Weighted-
                                            Remaining          Average                          Average
                           Number          Contractual        Exercise          Number          Exercise
      Exercise Prices    Outstanding          Life              Price         Exercisable        Price
      ----------------------------------------------------------------------------------------------------
           $10.00          200,000           (4.00)            $ 10.00          200,000         $ 10.00
      ----------------------------------------------------------------------------------------------------

Note 11 - Segment and Geographic Information

      Information about the Company's assets and its operations in different geographic locations at December 31, 2005, 2004 and 2003 is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

      The following shows information about the Company's foreign operations at December 31, 2004 and 2003:

      -------------------------------------------------------------------------------------------------
                                                                2005            2004             2003
      -------------------------------------------------------------------------------------------------
      Net Sales:
      -------------------------------------------------------------------------------------------------
      France                                                 $  152,000      $  171,000      $  190,000
      -------------------------------------------------------------------------------------------------
      Other European countries                                  113,900         108,200          90,800
      -------------------------------------------------------------------------------------------------
      Others                                                     50,300          72,300          81,100
      -------------------------------------------------------------------------------------------------
                                                             $  316,200      $  351,500      $  361,900
      -------------------------------------------------------==========================================
      Total Assets:
      -------------------------------------------------------------------------------------------------
      United States                                          $  714,610      $  668,208      $  443,076
      -------------------------------------------------------------------------------------------------
      France                                                    361,200         282,100         369,600
      -------------------------------------------------------------------------------------------------
                                                             $1,075,810      $  950,308      $  812,676
      -------------------------------------------------------==========================================

Note 12 - Related Party

      The Company has a consulting agreement with its Chairman and President in which he earns $150,000 annually. The agreement expired in August 2005 and was renewed for an additional three years in September 2005. At December 31, 2005, 2004 and 2003 the Company owed this individual an aggregate of $736,258, $518,758 and $390,000, respectively, of which $600,000, $412,500 and $300,000, respectively relate to the consulting agreement, the balance of $134,438, $104,438, and $90,000, respectively relate to un-reimbursed travel expenses and $1,820 relate to start-up costs. In the year ended December 31, 2005, to help the Company's cash position, the president has deferred receipt of any 2005 and 2004 cash compensation pursuant to his consulting agreement.

Note 13 - Commitments and Contingencies

      The Company rents certain office space under an operating lease expiring on April 30, 2004, with an automatic renewal of three years. The lease has been renewed for the three years ending April 30, 2007. This agreement is transferable and can be cancelled with six months notice. Rent expense for the years ended December 31, 2005, 2004 and 2003 were approximately $52,000 for each year.

      At December 31, 2005, total minimum rentals under noncancellable operating leases with an initial or remaining term lease term of one year or more are as follows:

                   ----------------------------------------
                    Year Ending
                    December 31:
                   ----------------------------------------
                        2006                      52,000
                   ----------------------------------------
                        2007                      17,333
                   ----------------------------------------
                                                $ 69,333
                   --------------------------==============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure. For discussion regarding recent changes of our independent accountants, please see our Annual Report on Form 10-KSB for the year ended December 31, 2003 and 2004 and our previously filed and subsequent Current Reports on Form 8-K.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely notifying them of information the Company is required to disclose in its periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations.

(b) Changes in Internal Control. During the fourth quarter of fiscal year 2005, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management's Report on Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management's assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005 as part of this report. The Company's independent registered public accounting firm also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Management's report and the independent registered public accounting firm's attestation report are included in Item 8 hereof, of this report and are incorporated herein by reference.

Item 9B. Other Information.

None.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

The following persons are our executive officers and directors:

----------------------------------------------------------------------------
Name                  Age           Positions with our Company
----                  ---           --------------------------
----------------------------------------------------------------------------

Nasser Nassiri         42           President, Chief Executive Officer and
                                    Chairman of the Board
----------------------------------------------------------------------------

Yuhko Grossman         41           Secretary, Treasurer and Director
----------------------------------------------------------------------------

Jean Darondel          63           Director
----------------------------------------------------------------------------

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

Prof. Yann Le Petitcorps is a professor at the University of Bordeaux where he holds a chair in material sciences and heads a research group focused on engineering and material science which, among other areas, includes metallic and ceramic structural biomaterials. Prof. Le Petitcorps received his PhD in material science from the University of Bordeaux in 1985 and, in 2003, received the Prize of Metallurgy from the French Academy of Science. Prof. L Petitcorp supervises a laboratory belonging to the French National Center for Scientific Research, and conducts research in the field of materials for structural or biomaterial applications in collaboration with several industrial (dental and orthopaedic) companies.

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our Common Stock. Officers, directors and ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2005, no such reports were submitted to us for review and, based upon this, to our knowledge, all Section 16(a) filing requirements applicable to our officers and directors have been complied with except that our directors have not yet filed Forms 5 relating to the issuance of options in the first quarter of 2005.

Code of Ethics

We have not yet adopted a code of ethics for our company because our management team currently consists of only three individuals, each of whom is a director and two of whom are executive officers. Because our management team is small, we have determined that a formal code is unnecessary at this time.

Item 11. Executive Compensation

Presently, none of our executive officers receive any salary. However, on September 1, 1997, we entered into a Consulting Agreement with Nasser Nassiri, our Chairman, pursuant to which Mr. Nassiri serves as our Chairman. The Agreement, which was for a three year term, provided for base compensation of $150,000 per annum, reimbursement of certain expenses and for a payment of two years' compensation thereunder in the event of a change in control of the Company. The agreement was renewed, on the same terms, in 2000 for two years until August 30, 2002 and has been renewed during 2002 for an additional three years until August 2005 and has been renewed in August 2005 for an additional three year until August 2008. Through December 31, 2005, to help the company's cash position. Our Chairman has deferred receipt of any cash compensation pursuant to his Consulting Agreement.

Stock Option Plan

On May 4, 1992, we adopted a stock option plan which originally authorized the granting of options to purchase up to 2,000,000 shares of common stock. On April 16, 2001, this was increased to 20,000,000 shares.

As of December 21, 2005, we cancelled all of the outstanding options and replaced them with options having substantially similar terms and conditions, but with an exercise price of $10.00 per share, in the following amounts:

                  Nasser Nassiri                       100,000
                  Jean Darondel                         50,000
                  Yuhko Grossman                        50,000

Aggregate Option Exercises and Fiscal Year-End Option Values

The following table lists the number of securities underlying unexercised options at December 31, 2005.

---------------------------------------------------------------------------------------------------------------
                                                                           NUMBER
                                                                             OF
                                                                         SECURITIES
                                                                         UNDERLYING             VALUE OF
                                                                        UNEXERCISED           UNEXERCISED
                                                                          OPTIONS              IN-THE-MONEY
                                      SHARES                             AT FY-END             OPTIONS AT
                                     ACQUIRED             VALUE         EXERCISABLE/      FY-END EXERCISABLE/
                NAME                ON EXERCISE         REALIZED       UNEXERCISABLE          UNEXERCISABLE
                ----                -----------         --------       -------------          -------------
---------------------------------------------------------------------------------------------------------------
Nasser Nassiri............              --                 --               100,000/ --        225,000 /--
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Jean Darondel.............              --                 --                50,000/ --       112,500/--
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Yuhko Grossman............              --                 --                50,000/ --       112,500/--
---------------------------------------------------------------------------------------------------------------

Director Compensation

Our directors do not receive compensation for their services as directors, but are reimbursed for travel and all reasonable out-of-pocket expenses incurred in connection with each board meeting attended or other company services.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 15, 2006 by:

      o all persons who are beneficial owners of five percent (5%) or more of our common stock;

      o     each of our directors;

      o     each of our named executive officers; and

      o     all current directors and executive officers as a group.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 15, 2006 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

-------------------------------------------------------------------------------------------------------------------
                                                                         AMOUNT AND NATURE
                                                                           OF BENEFICIAL
                                                                          OWNERSHIP AS OF           PERCENT OF
NAME AND ADDRESS OF BENEFICIAL                                                MAY 15,               SHARES IN
OUTSTANDING OWNER                                TITLE OF CLASS                2005                  CLASS(5)
-----------------------------------------        --------------      ------------------------    ------------
-------------------------------------------------------------------------------------------------------------------
Jean Darondel.............................        Common Stock               50,000(1)                  *
   38 rue Anatole France,
   92594 Levallois Perret Cedex,
   France
-------------------------------------------------------------------------------------------------------------------
Yuhko Grossman............................        Common Stock               50,000(2)                  *
   38 rue Anatole France,
   92594 Levallois Perret Cedex,
   France
-------------------------------------------------------------------------------------------------------------------
Nasser Nassiri............................        Common Stock              100,000(3)                  *
   38 rue Anatole France,
   92594 Levallois Perret Cedex,
   France
-------------------------------------------------------------------------------------------------------------------
All officers and directors                        Common Stock              200,000(4)                  *
as a group
-------------------------------------------------------------------------------------------------------------------

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

(5)   Based upon 11,353,816 shares of common stock outstanding.

       Securities Authorized for Issuance Under Equity Compensation Plans

Other than those listed on the table above, we do not have any equity securities outstanding or authorized for issuance pursuant to any equity compensation plans.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services.

Audit Fees for 2005

Ourprincipal accountant for 2005 is Moore & Associates, Chartered. For services rendered in connection with the audit of our 2004 consolidated financial statements, we have paid them $6,250 to date, but we have not been billed for the balance of the fees for this audit.

The auditor of our French subsidiaries for 2005 was Consultaudit. For services rendered in connection with the audit of our French subsidiaries's 2005 financial statements, Consultaudit has billed us 11,678 Euros subsidiaries (or approximately $14,013*), 6578.00 Euros (or approximately $7,894*) of which has not yet been paid.

Audit Fees for 2004

Our principal accountant for 2004 was Shelley International CPA. For services rendered in connection with the audit of our 2004 consolidated financial statements and review of the first, second and third quarters of 2005, we paid Shelley International CPA $23,000. However, our current auditor, Moore & Associates, chartered, whose report covers our consolidated financial statements for the fiscal years ended December 31, 2005 and 2003, has reaudited these consolidated financial statements for 2004 which are included in its report for 2005, which is filed herewith.

The auditor of our French subsidiary for 2004 was Consultaudit. For services rendered in connection with the audit of our French subsidiary's 2004 financial statements, we paid Consultaudit 10,839.80 Euros (or approximately $13,000*).

Audit Fees for 2003

Our principal accountant for 2003 was Weinberg & Company. For services rendered in connection with the audit of our 2003 consolidated financial statements and review of first quarter of 2004, including reissuance of their opinion for filing with the consolidated financial statements in the Annual Report on Form 10-KSB for the year ended December 31, 2004, we paid them $33,000. In connection with the reissuance of Weinberg's report, we signed a settlement agreement with Weinberg which settled all amounts which we may have owed them including the reissuance fee.

We requested that Weinberg reissue its 2003 report for inclusion in this Annual Report on Form 10-K. However, Weinberg requested that we pay an additional considerable amount for such reissuance. Because we consider this amount to be far in excess of the company should reasonably be charged for this reissuance, we instead had the audit of the 2003 consolidated financial statements redone by our auditor Moore & Associates, Chartered whose report covering these consolidated financial statements as well as those for 2005 is filed herewith.

We paid Most & Company LLP approximately $12,000 for services in connection with the review of our unaudited consolidated financial statements for filing with our Quarterly Reports on Form 10-QSB of June 30, 2004 and September 30, 2004. We paid Most & Company LLP $9,000 for the audit of our consolidated financial statements for the year ended December 31, 2004. However, this audit was not completed by Most & Company, and we are currently in litigation with Most to recover a portion of these fees.

The auditor of our French subsidiary for 2003 was Consultaudit. For services rendered in connection with the audit of our French subsidiary's 2003 financial statements, we paid Consultaudit 10,481 Euros (or approximately $12,577*).

*The Euro to Dollar conversions are based upon an average conversion rate of approximately $1.20 to (euro)1.00. This is an average estimated over the periods indicated and is subject to fluctuation during such periods.

Item 15. Exhibits and Reports on Form 8-K.

(a) Unless otherwise indicated, the following is a list of exhibits filed as a part of this annual report:

------------------------------------------------------------------------------------------------------------------
Exhibit Number      Description of Document
------------------------------------------------------------------------------------------------------------------
3.1                 Certificate of Incorporation, as amended(1)(2)
------------------------------------------------------------------------------------------------------------------
3.2                 By-laws (1)
------------------------------------------------------------------------------------------------------------------
3.3                 Certificate of Amendment to Certificate of Incorporation(4)
------------------------------------------------------------------------------------------------------------------
3.4                 Certificate of Amendment to Certificate of Incorporation(4)
------------------------------------------------------------------------------------------------------------------
4.1                 Form of Company's 3 year 7% Convertible Redeemable Debenture due December 31, 2006
------------------------------------------------------------------------------------------------------------------
4.2                 Form of Option Agreement(4)
------------------------------------------------------------------------------------------------------------------
31                  Certification of Nasser Nassiri pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------------------------------------------------------------------------------------------------------------
32                  Certification of Nasser Nassiri pursuant to Rule 13(a)
------------------------------------------------------------------------------------------------------------------

(1) Incorporated by reference to Exhibit 3.1 to the Company's Form 10-SB Registration Statement filed with the Commission on February 25, 1994, as amended.

(2) Incorporated by reference from Amendment No.1 to the Company's Form 10-SB filed with the Commission on April 18, 1994.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 17, 1998.

(4) Incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-KSB/A filed May 19, 2005.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on March 30, 2006.

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

-------------------------------------------------------------------------------------------------------------------------
Signature                               Title                                     Date
-------------------------------------------------------------------------------------------------------------------------
/s/ Nasser Nassiri                      President, Chief Executive Officer        March 30, 2006
-------------------------               and Chairman of the Board of Directors
      Nasser Nassiri                    (Principal Executive Officer and
                                        Principal Accounting Officer)

-------------------------------------------------------------------------------------------------------------------------

/s/ Yuhko Grossman                      Secretary, Treasurer and Director         March 30, 2006
----------------------
     Yuhko Grossman

-------------------------------------------------------------------------------------------------------------------------

/s/ Jean Darondel                       Director                                  March 30, 2006
------------------
     Jean Darondel
-------------------------------------------------------------------------------------------------------------------------