Form 10-K/A
period 2005-12-31
BIOCORAL INC
filed 2006-04-19
CIK 919605

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

Documents Incorporated by Reference: None.

                                EXPLANATORY NOTE

This Amendment on Form 10-K/A (Amendment No. 1) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 31, 2006, is being filed in order to correct three printer errors in the following two sections:

      - One printer error in the section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Results of Operation" and "Fiscal 2005 vs. 2004".

      - Two printer errors in the section entitled "Item 14. Principal Accountant Fees and Services" under the caption "Audit Fees for 2005".

We included as exhibits to this Amendment on Form 10-K/A: (1) the consent of independent registered public accounting firm, as Exhibit 23, and (2) new certifications of our President, CEO, Chairman of the Board and Principal Accounting Officer, as Exhibits 31 and 32.

Except for the changes noted above, there are no other changes contained in this amended report to our Annual Report on Form 10-K filed with the Commission on March 31, 2006.

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

We are also working on the prevention of osteoporotic fractures and believe that for the first time, patients who already have osteoporosis or had already suffered from osteoporotic fracture will be able to be treated before either refracture or the occurrence of fractures in other locations. Our product in this application is intended to permit the regeneration of newly formed bone in the area which is susceptible to osteoporosis and has a low bone mass. The initial human clinical study has demonstrated and confirmed the result of regeneration of newly formed bone in the bone mass area.

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

These losses per share were based on weighted average common shares outstanding of 11,299,267 & 11,297,573 for the years ended December 31, 2004 and 2003 respectively.

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

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services.

Audit Fees for 2005

Ourprincipal accountant for 2005 is Moore & Associates, Chartered. For services rendered in connection with the audit of our 2005 consolidated financial statements, we have paid them $6,250 to date, but we have not been billed for the balance of the fees for this audit.

The auditor of our French subsidiaries for 2005 was Consultaudit. For services rendered in connection with the audit of our French subsidiaries's 2005 financial statements, Consultaudit has billed us 11,678 Euros (or approximately $14,013*), 6578.00 Euros (or approximately $7,894*) of which has not yet been paid.

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

Item 15. Exhibits and Reports on Form 8-K.

(a) Unless otherwise indicated, the following is a list of exhibits filed as a part of this annual report:

------------------------------------------------------------------------------------------------------------------
Exhibit Number      Description of Document
------------------------------------------------------------------------------------------------------------------
3.1                 Certificate of Incorporation, as amended(1)(2)
------------------------------------------------------------------------------------------------------------------
3.2                 By-laws (1)
------------------------------------------------------------------------------------------------------------------
3.3                 Certificate of Amendment to Certificate of Incorporation(4)
------------------------------------------------------------------------------------------------------------------
3.4                 Certificate of Amendment to Certificate of Incorporation(4)
------------------------------------------------------------------------------------------------------------------
4.1                 Form of Company's 3 year 7% Convertible Redeemable Debenture due December 31, 2006
------------------------------------------------------------------------------------------------------------------
4.2                 Form of Option Agreement(4)
------------------------------------------------------------------------------------------------------------------
23                  Consent of Independent Registered Public Accounting Firm
------------------------------------------------------------------------------------------------------------------
31                  Certification of Nasser Nassiri pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------------------------------------------------------------------------------------------------------------
32                  Certification of Nasser Nassiri pursuant to Rule 13(a)
------------------------------------------------------------------------------------------------------------------

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

(2) Incorporated by reference from Amendment No.1 to the Company's Form 10-SB filed with the Commission on April 18, 1994.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 17, 1998.

(4) Incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-KSB/A filed May 19, 2005.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on our behalf by the undersigned, thereunto duly authorized, on April 19, 2006.

                                        BIOCORAL, INC


                                        By: /s/ Nasser Nassiri
                                            ------------------
                                            Nasser Nassiri
                                            President, Chief Executive Officer
                                            and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

-------------------------------------------------------------------------------------------------------------------------
Signature                               Title                                     Date
-------------------------------------------------------------------------------------------------------------------------
/s/ Nasser Nassiri                      President, Chief Executive Officer        April 19, 2006
-------------------------               and Chairman of the Board of Directors
      Nasser Nassiri                    (Principal Executive Officer and
                                        Principal Accounting Officer)

-------------------------------------------------------------------------------------------------------------------------

/s/ Yuhko Grossman                      Secretary, Treasurer and Director         April 19, 2006
----------------------
     Yuhko Grossman

-------------------------------------------------------------------------------------------------------------------------

/s/ Jean Darondel                       Director                                  April 19, 2006
------------------
     Jean Darondel
-------------------------------------------------------------------------------------------------------------------------