Form 10-Q
period 2006-03-31
BIOCORAL INC
filed 2006-05-10
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2006

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

                                011-331-4757-9843
                (Issuer's telephone number, including area code)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|   Accelerated Filer |X|   Non-Accelerated Filer |_|

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                                                   |_| Yes           |X| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of May 1, 2006 was
11,353,816

PART I

Item 1. Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                                 MARCH 31, 2006


                         BIOCORAL, INC. AND SUBSIDIARIES

                                    CONTENTS

PAGE    F-2     CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                MARCH 31, 2006 (UNAUDITED) AND DECEMBER 31, 2005

PAGE    F-3     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND
                2005 (UNAUDITED)

PAGE    F-4     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE LOSS FOR
                THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)
                AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

PAGE    F-5     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 2006
                AND 2005 (UNAUDITED)

PAGE    F-6-9   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (UNAUDITED)

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                           ASSETS
                                                                                       March 31,      December 31,
                                                                                         2006             2005
                                                                                     ------------     ------------
                                                                                      (Unaudited)
Current Assets:
   Cash                                                                              $    147,653     $    127,211
   Investments in marketable securities                                                   202,548          193,783
   Accounts receivable, net of allowance for doubtful accounts of $2,300 for 2005          60,476          136,076
   Inventories                                                                            146,100          125,100
   Prepaid expenses and other current assets                                               42,107           22,507
                                                                                     ------------     ------------

     Total Current Assets                                                                 598,884          604,677

Property and equipment, net                                                                31,600           31,300
Restricted cash held in escrow                                                             11,049           11,049
Investment in limited partnership                                                          10,444           10,444
Intangible assets, net                                                                    451,038          405,707
Other assets                                                                               13,033           12,633
                                                                                     ------------     ------------

     Total Assets                                                                    $  1,116,048     $  1,075,810
                                                                                     ============     ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current  Liabilities:
   Accounts payable                                                                  $    697,325     $    735,800
   Current portion due to officer                                                         145,258          136,258
   Accrued interest payable                                                               190,951          150,701
                                                                                     ------------     ------------

     Total Current Liabilities                                                          1,033,534        1,022,759

Due to officer, net of current portion                                                    637,500          600,000
Long-term debt, net of current portion                                                  2,450,000        2,300,000
Deferred employee benefits                                                                  5,100            5,000
                                                                                     ------------     ------------

       Total Liabilities                                                                4,126,134        3,927,759
                                                                                     ------------     ------------

Commitments and contingencies

Stockholders' Deficiency:
   Preferred stock, par value $.001 per share; 1,000,000  shares
     authorized; none issued                                                                   --               --
   Common Stock; $.001 par value;  100,000,000 shares authorized;
     11,353,816 shares issued and outstanding for both periods                             11,354           11,354
   Additional paid-in capital                                                          17,900,090       17,900,090
   Accumulated other comprehensive loss                                                  (567,165)        (603,447)
   Accumulated deficiency                                                             (20,354,365)     (20,159,946)
                                                                                     ------------     ------------

     Total Stockholders' Deficiency                                                    (3,010,086)      (2,851,949)
                                                                                     ------------     ------------

     Total Liabilities and Stockholders' Deficiency                                  $  1,116,048     $  1,075,810
                                                                                     ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                          -----------------------------
                                                                               2006             2005
                                                                          ------------     ------------
Net sales                                                                 $     70,900     $     77,000
Cost of sales                                                                   47,800           49,500
                                                                          ------------     ------------

    Gross Profit                                                                23,100           27,500
                                                                          ------------     ------------

Operating Expenses:
    Research and development                                                    20,500          101,033
    Consulting and professional fees                                            52,232           51,526
    Depreciation and amortization                                               11,971            3,596
    Administrative expenses                                                     81,207           44,478
                                                                          ------------     ------------

      Total Operating Expenses                                                 165,910          200,633
                                                                          ------------     ------------

    Loss From Operations                                                      (142,810)        (173,133)
                                                                          ------------     ------------

Other Income (Expense):
    Interest, net                                                              (51,609)         (33,150)
    Other                                                                           --           (3,600)
                                                                          ------------     ------------

      Total Other Income (Expense)                                             (51,609)         (36,750)
                                                                          ------------     ------------

Net Loss                                                                      (194,419)        (209,883)

Other Comprehensive Income (Loss):
    Foreign translation gain                                                    27,517          107,583
    Unrealized gain (loss) on marketable securities                              8,765          (39,372)
                                                                          ------------     ------------

Comprehensive Loss                                                        $   (158,137)    $   (141,672)
                                                                          ============     ============

Basic and diluted net loss per share                                      $      (0.02)    $      (0.02)
                                                                          ============     ============

Basic and diluted weighted average number of common shares outstanding      11,353,816       11,353,816
                                                                          ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          BIOCORAL, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY AND
                               COMPREHENSIVE LOSS
              FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)
               AND FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                                         Accumulated
                                                                    Common Stock                            Other
                                                              ------------------------    Additional    Comprehensive  Accumulated
                                                                 Shares       Amount    Paid-in Capital      Loss      Deficiency
                                                              -----------  -----------  --------------- ------------- ------------
Balance, January 1, 2004                                       11,297,573       11,298      17,337,292     (687,629)   (18,778,009)

Net loss                                                                                                                  (648,622)

Adjustment for capitalization of patent costs as of 01/01/04

Other comprehensive gain - increase in market value of
  marketable securities                                                --           --              --       39,622             --

Other comprehensive gain - foreign currency translation                --           --              --       36,374             --
                                                              -----------  -----------    ------------  -----------   ------------

Total comprehensive income                                             --           --              --       75,996       (648,622)

Conversion of convertible debentures                               56,246           56         562,798           --             --
                                                              -----------  -----------    ------------  -----------   ------------

Balance, December 31, 2004                                     11,353,819       11,354      17,900,090     (611,633)   (19,426,631)

Foreign currency translation gain                                                                            62,214

Unrealized loss on marketable securities                                                                    (54,028)

Other                                                                  (3)

Net loss                                                               --           --              --           --       (885,787)
                                                              -----------  -----------    ------------  -----------   ------------

Balance, 12/31/05                                              11,353,816  $        --    $ 17,900,090  $  (603,447)  $(20,159,946)
                                                              ===========  ===========    ============  ===========   ============

Foreign currency translation gain                                                                            27,517

Unrealized gain on marketable securities                                                                      8,765

Net loss                                                               --           --              --           --       (194,419)
                                                              -----------  -----------    ------------  -----------   ------------

Balance, 03/31/06                                              11,353,816  $        --    $ 17,900,090  $  (567,165)  $(20,354,365)
                                                              ===========  ===========    ============  ===========   ============


                                                                 Total
                                                              Stockholders' Comprehensive
                                                               Deficiency       Loss
                                                              -----------   -----------
Balance, January 1, 2004                                       (2,117,048)  $  (373,623)

Net loss                                                         (648,622)  $  (648,622)

Adjustment for capitalization of patent costs as of 01/01/04           --

Other comprehensive gain - increase in market value of
  marketable securities                                            39,622        39,622

Other comprehensive gain - foreign currency translation            36,374        36,374
                                                              -----------   -----------

Total comprehensive income                                     (2,689,674)     (572,626)

Conversion of convertible debentures                              562,854            --
                                                              -----------   -----------

Balance, December 31, 2004                                     (2,126,820)     (572,626)

Foreign currency translation gain                                  62,214        62,214

Unrealized loss on marketable securities                          (54,028)      (54,028)

Other

Net loss                                                         (885,787)     (885,787)
                                                              -----------   -----------

Balance, 12/31/05                                             $(2,851,949)  $  (877,601)
                                                              ===========   ===========

Foreign currency translation gain                                  27,517        27,517

Unrealized gain on marketable securities                            8,765         8,765

Net loss                                                         (194,419)     (194,419)
                                                              -----------   -----------

Balance, 03/31/06                                             $(3,010,086)  $  (158,137)
                                                              ===========   ===========

The accompanying notes are an integral part of these financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                      March 31,
                                                                  2006          2005
                                                               ---------     ---------
Cash flows from operating activities:
    Net loss                                                   $(194,419)    $(209,883)
    Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
        Depreciation and amortization                             11,971         3,596
        Provision for doubtful accounts                           (2,300)         (200)
    Change in operating assets and liabilities:
      Accounts receivable                                         77,900         2,700
      Inventories                                                (21,000)       25,700
      Prepaid expenses and other current assets                  (19,600)      (27,710)
      Restricted cash held in escrow                                  --       (10,000)
      Other assets                                                  (400)          687
      Accounts payable                                           (38,475)      118,783
      Current portion due to officer                               9,000         6,000
      Accrued interest payable                                    40,250        33,250
      Due to officer, net of current portion                      37,500        37,500
      Deferred employee benefits                                     100       (43,800)
                                                               ---------     ---------

Net cash (used in) provided by operating activities              (99,473)      (63,377)
                                                               ---------     ---------

Cash flows from investing activities:
    Capitalization of patents                                    (54,202)           --
                                                               ---------     ---------

Cash flows from financing activities:
    Proceeds from long-tem debt                                  150,000       300,000
                                                               ---------     ---------

Effects of changes in exchange rates on cash                      24,117       (12,517)
                                                               ---------     ---------

Increase (decrease) in cash                                       20,442       224,106

Cash, beginning of period                                        127,211       129,508
                                                               ---------     ---------

Cash, end of period                                            $ 147,653     $ 353,614
                                                               =========     =========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for:
      Interest                                                 $      --     $  300.00
                                                               =========     =========
      Income taxes                                             $      --     $      --
                                                               =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

      Biocoral, Inc. ("Biocoral") was incorporated under the laws of the State of Delaware on May 4, 1992. Biocoral is a holding company that conducts its operations primarily through its wholly-owned French subsidiaries. Biocoral, Inc., together with its subsidiaries are referred to collectively herein as the "Company."

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

NOTE 2 - LIQUIDITY

      The Company had net losses of approximately $194,400 and $209,900 for the three months ended March 31, 2006 and 2005, respectively and has a negative cash flow from operations of $99,473 and $63,377 for the three months ended March 31, 2006 and 2005, respectively. Management believes that it is likely that the Company will continue to incur net losses through at least twelve months. The Company also had a working capital deficiency and stockholders' deficiency approximately $434,700 and $3,010,100 at March 31, 2006. During February 2006, the Company received approximately $150,000 relating to the issuance of the 7% convertible promissory notes payable (See Note 5). In addition, the Company had as of March 31, 2006 approximately $202,600 of investments in available-for-sale securities. Management believes that these funds will provide sufficient working capital to operate through 2006.

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      (A) Basis of Presentation

      The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

      (B) Principal of Consolidation

      The accompanying condensed consolidated financial statements include all of the accounts of Biocoral, Inc. and all of its wholly-owned subsidiaries as of and for the period ended March 31, 2006 and 2005. Cabestan, Inc., 3H and Immo Distribution are not operating subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      (C) Interim Condensed Consolidated Financial Statements

      The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. The results of operations for the three-months ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the full year.

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

      In accordance with SFAS 148 the accompanying table represents the effect on net loss and net loss per share had compensation cost for the Company's stock based compensation been determined consistent with SFAS 123:

                                                                           Three-Months Ended
                                                                                 March 31,
                                                                        -------------------------
                                                                             2005          2004
                                                                        -----------   -----------
      Net loss (as reported)                                            $  (194,419)  $  (209,883)

      Deduct: Additional stock based compensation expense determined under the fair value based method for all awards granted,
           modified or settled during the period, net of related taxes           --            --
                                                                        -----------   -----------

      Pro forma net loss                                                $  (194,419)  $  (209,883)
                                                                        =========================

      Basic, as reported                                                $     (0.02)  $     (0.02)
                                                                        =========================

      Basic, pro forma                                                  $     (0.02)  $     (0.02)
                                                                        ===========   ===========

      (E) Use of Estimates

      The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

      The cost and fair market value of marketable securities available-for-sale consisted of the following:

                             March 31, 2006         December 31, 2005
                         ----------------------  ----------------------
                            Cost     Fair Value     Cost     Fair Value
                         ----------  ----------  ----------  ----------
                              (Unaudited)

      Equity securities  $  646,057  $  202,548  $  646,057  $  193,783
                         ==========  ==========  ==========  ==========

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 5 - LONG TERM DEBT

      Long-term debt consisted of the following at March 31, 2006 and December 31, 2005:

                                                  March 31,    December 31,
                                                    2006           2005
                                                 ----------    ------------
                                                 (Unaudited)
      6% convertible promissory notes payable    $  700,000    $    700,000

      7% convertible promissory notes payable     1,750,000       1,600,000
                                                 ----------    ------------
                                                  2,450,000       2,300,000
      Less current portion                               --              --
                                                 ----------    ------------
                                                 $2,450,000    $  2,300,000
                                                 ==========    ============

      During February 2006, the Company received $150,000 in connection with the subscription of the 7% convertible promissory notes. The Company will pay a 7% commission on $150,000, which was sold in January 2006.

NOTE 6 - RELATED PARTY

      As of March 31, 2006, and December 31, 2005, the Company owed its president $637,500 and $600,000, respectively, for accrued compensation and $145,258 and $136,258, respectively, of expenses mainly related to travel expenses. These amounts have been included in due to officer in the accompanying balance sheets as of March 31, 2006 and December 31, 2005. The president has deferred receipt of his cash compensation for services performed during 2005 and has agreed to continue this deferral in 2006.

NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION

      Information about the Company's assets and sales in different geographic locations is as follows:

                                         March 31,    December 31,
                                           2006            2005
                                        ----------    ------------
                                       (Unaudited)
      Total Assets:
        United States                   $  740,648    $    714,610
        France                             375,400         361,200
                                        ----------    ------------

                                        $1,116,048    $  1,075,810
                                        ==========    ============

      The following shows information about the Company's sales as of March 31, 2006 and 2005:

                                    March 31, 2006   March 31, 2005
                                    --------------   --------------
      Net Sale:
        France                          $38,700          $39,000
        Other European countries         31,600           30,000
        Others                              600            8,000
                                        -------          -------

                                        $70,900          $77,000
                                        =======          =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes included in the financial statement contained elsewhere in this quarterly report and in conjunction with our discussion and analysis in our annual report on Form 10-K, as amended.

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

Intangible Assets. Intangible assets consist of acquired new patents, expenses incurred on approval of patents and on the successful defense of approved new patents. Amortization is computed using the straight-line method over the estimated period of benefit. The valuation of these intangible assets is based upon estimates as to the current value of each new patent and the period of benefit and such estimates are subject to fluctuations. The value of a particular new patent could fluctuate based upon factors, such as competing technology or the creation of new applications, which are not accounted for in developing, but could affect, the estimates used.

We owned through our wholly-owned subsidiary twelve patent titles in various countries in Europe, Canada, the United States, Japan, Australia, and Switzerland. We own approximately 165 patents which have thus far been granted by various countries by their official government patent office, including most European Community countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark Office. In addition, we have more than 54 patent applications pending around the world. The cost of acquisition, expenses incurred on most of our approved patents and on the successful defenses of most of these patents are fully amortized in our subsidiary financial statement and are not included in Intangible Assets in our financial statement.

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

Results of Operation for the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005.

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

Net sales, which are solely attributable to our wholly-owned French subsidiary, totaled approximately $70,900 for the three months ended March 31, 2006, a decrease of approximately $6,200, or 8%, from approximately $77,000 for the three months ended March 31, 2005. Actually, net sales totaled approximately 58,900 euros for the three months ended March 31, 2006 or a decrease of approximately 1,200 euros, or 2% from approximately 60,100 euros for the three months ended March 31, 2005. Therefore, a significant part of the decrease is due to the exchange rate between March 31, 2006 and March 31, 2005.

Cost of sales was approximately $47,800 for the three months ended March 31, 2006, a decrease of approximately $1,700, or 3%, from approximately $49,500 for the three months ended March 31, 2005. The gross profit percentage for the three months ended March 31, 2006 and 2005 was approximately 33% and 36%, respectively. Costs of sales decreased primarily due to the decrease in our revenues for the first quarter. The decrease in our gross margin was due primarily to the sale of higher cost inventory during the current quarter.

Research and development expenses were approximately $20,500 for the three months ended March 31, 2006, a decrease of approximately $80,500, or 80%, from approximately $101,000 for the three months ended March 31, 2005. This decrease is principally due to the capitalization of certain costs incurred during the three months ended March 31, 2006 relating to our development of a new generation of products.

Consulting and professional fees were approximately $52,200 for the three months ended March 31, 2006, an increase of approximately $700, or 1% from approximately $51,500 for the three months ended March 31, 2005. This increase is principally due to an increase in legal and accounting fees.

Administrative expenses were approximately $81,200 for the three months ended March 31, 2006 an increase of approximately $36,700, or 82%, from approximately $44,500 for the three months ended March 31, 2005. The increase was mostly attributable to a reversal in deferred employee benefits and foreign currency adjustments.

Total other income (expense) was an expense of approximately $51,600 for the three months ended March 31, 2006; an increase of approximately $14,800, or 40%, from an expense of approximately $36,800 for the three months ended March 31, 2005. This increase resulted primarily from an increase in interest expense due to the issuance of additional notes payable.

As a result of the above, our net loss for the three months ended March 31, 2006 totaled approximately $194,400 or $.02 per share compared to a net loss of approximately $209,900, or $.02 per share for the three months ended March 31, 2005. These losses per share were based on weighted average common shares outstanding of 11,353,816, for each three-month period ended March 31, 2006 and 2005, respectively.

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, we had net losses of approximately $194,400 and $209,900 for the three months ended March 31, 2006 and 2005, respectively. Management believes that it is likely that we will continue to incur net losses through at least end of 2006. We had a working capital deficiency and stockholders' deficiency of approximately $434,700 and $3,010,100 at March 31, 2006, respectively.

During February 2006, the Company received approximately $150,000 relating to the issuance of the 7% convertible promissory notes payable. In addition, the Company had as of March 31, 2006 approximately $202,600 of investments in available-for-sale securities. Management believes that these funds will provide sufficient working capital to operate for at least the next twelve months.

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

     The cost and fair market value of marketable securities available-for-sale consisted of the following:

                               March 31, 2006         December 31, 2005
                          -----------------------   -----------------------
                            Cost       Fair Value     Cost      Fair Value
                            ----       ----------     ----      ----------
                                (Unaudited)

     Equity securities    $ 646,057    $ 202,548    $ 646,057    $193,783
                          =========    =========    =========    ========

Item 4. Controls and Procedures

a) Disclosure controls and procedures. Based upon an evaluation, conducted by Nasser Nassiri, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Nassiri concluded that our disclosure controls and procedures were effective as of March 31, 2006 in timely notifying him of information the Company is required to disclose in its periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations.

(b) Internal controls. During the three months ended March 31, 2006, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

                                     PART II

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There are no material changes to the risk factors disclosed under Item 1A to
Part I of our Form 10-K for the year ended December 31, 2005 which we filed on March 31, 2006 and amended on April 19, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During February 2006, we received $150,000 as payment for additional 7% convertible promissory notes in the aggregate, original principal amount of $150,000 which we sold during the first quarter 2006.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)  31 Rule 13a-14(a)/15d-14(a) Certification of Nasser Nassiri.
     32 Section 1350 Certification of Nasser Nassiri.

(b)  Reports on Form 8-K:

On February 2, 2006, we filed a Form 8-K announcing a change in our independent accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 9, 2006

                                               BIOCORAL, INC.

                                               /s/ Nasser Nassiri
                                               ------------------
                                               Nasser Nassiri, Chairman, CEO
                                               and Principal Accounting Officer