Form 10-Q
period 2006-06-30
BIOCORAL INC
filed 2006-08-03
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2006

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

                                 |_| Yes |X| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of July 31, 2006 was 11,353,816

                         BIOCORAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                                  JUNE 30, 2006

                         BIOCORAL, INC. AND SUBSIDIARIES

                                    CONTENTS

PAGE    2      CONDENSED CONSOLIDATED BALANCE SHEETS  AS OF
               JUNE 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

PAGE    3      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2006
               AND 2005 (UNAUDITED)

PAGE    4      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
               STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE LOSS FOR
               THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
               AND FOR THE YEARS ENDED DECEMBER 31, 2005, AND 2004

PAGE    5      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

PAGE   6-9     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED)

PART I

Item 1. Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                       June 30,         December 31,
                                                                                         2006               2005
                                                                                     -------------     -------------
                                                                                      (Unaudited)
Current Assets:
   Cash                                                                              $     196,010     $     127,211
   Investments in marketable securities                                                    176,613           193,783
   Accounts receivable, net of allowance for doubtful accounts of $2,000 & $2,300           71,276           136,076
   Inventories                                                                             149,600           125,100
   Prepaid expenses and other current assets                                                57,307            22,507
                                                                                     -------------     -------------

     Total Current Assets                                                                  650,806           604,677

Property and equipment, net                                                                 30,300            31,300
Restricted cash held in escrow                                                              11,049            11,049
Investment in limited partnership                                                           10,444            10,444
Intangible assets, net                                                                     488,522           405,707
Other assets                                                                                14,333            12,633
                                                                                     -------------     -------------

     Total Assets                                                                    $   1,205,454     $   1,075,810
                                                                                     =============     =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current  Liabilities:
   Accounts payable                                                                  $     729,794     $     735,800
   Current portion due to officer                                                          154,258           136,258
   Accrued interest payable                                                                233,126           150,701
                                                                                     -------------     -------------

     Total Current Liabilities                                                           1,117,178         1,022,759

Due to officer, net of current portion                                                     675,000           600,000
Long-term debt, net of current portion                                                   2,625,600         2,300,000
Deferred employee benefits                                                                   5,300             5,000
                                                                                     -------------     -------------

       Total Liabilities                                                                 4,423,078         3,927,759
                                                                                     -------------     -------------

Commitments and contingencies

Stockholders' Deficiency:
   Preferred stock, par value $.001 per share; 1,000,000  shares
     authorized; none issued                                                                    --                --
   Common Stock; $.001 par value;  100,000,000 shares authorized;
     11,353,816 shares issued and outstanding for both periods                              11,354            11,354
   Additional paid-in capital                                                           17,900,090        17,900,090
   Accumulated other comprehensive loss                                                   (602,284)         (603,447)
   Accumulated deficiency                                                              (20,526,784)      (20,159,946)
                                                                                     -------------     -------------

     Total Stockholders' Deficiency                                                     (3,217,624)       (2,851,949)
                                                                                     -------------     -------------

     Total Liabilities and Stockholders' Deficiency                                  $   1,205,454     $   1,075,810
                                                                                     =============     =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                              Six Months Ended             Three Months Ended
                                                                                  June 30,                      June 30,
                                                                         --------------------------    --------------------------
                                                                             2006           2005           2006           2005
                                                                         -----------    -----------    -----------    -----------
Net sales                                                                $   162,700        162,400         91,800    $    85,400
Cost of sales                                                                112,000        113,100         64,200         63,600
                                                                         -----------    -----------    -----------    -----------

   Gross Profit                                                               50,700         49,300         27,600         21,800
                                                                         -----------    -----------    -----------    -----------

Operating Expenses:
   Research and development                                                   25,100         63,800          4,600        (37,233)
   Consulting and professional fees                                          111,043        171,247         58,811        119,721
   Depreciation and amortization                                              24,676         11,830         12,705          8,234
   Administrative expenses                                                   154,582        123,629         73,375         79,151
                                                                         -----------    -----------    -----------    -----------

     Total Operating Expenses                                                315,401        370,506        149,491        169,873
                                                                         -----------    -----------    -----------    -----------

   Loss From Operations                                                     (264,701)      (321,206)      (121,891)      (148,073)
                                                                         -----------    -----------    -----------    -----------

Other Income (Expense):
   Interest, net                                                            (106,014)       (68,918)       (54,405)       (35,768)
   Other                                                                       3,877         15,628          3,877         19,228
                                                                         -----------    -----------    -----------    -----------

     Total Other Income (Expense)                                           (102,137)       (53,290)       (50,528)       (16,540)
                                                                         -----------    -----------    -----------    -----------

Net Loss                                                                    (366,838)      (374,496)      (172,419)      (164,613)

Other Comprehensive Income (Loss):
   Foreign translation gain (loss)                                            18,333        114,891         (9,184)         7,308
   Unrealized gain (loss) on marketable securities                           (17,170)       (50,458)       (25,935)       (11,086)
                                                                         -----------    -----------    -----------    -----------

Comprehensive Loss                                                       $  (365,675)   $  (310,063)   $  (207,538)   $  (168,391)
                                                                         ===========    ===========    ===========    ===========

Basic and diluted net loss per share                                     $     (0.03)   $     (0.03)   $     (0.02)   $     (0.02)
                                                                         ===========    ===========    ===========    ===========

Basic and diluted weighted average number of common shares outstanding    11,353,816     11,353,816     11,353,816     11,353,816
                                                                         ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          BIOCORAL, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                             AND COMPREHENSIVE LOSS
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)
               AND FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                                                  Accumulated
                                                                        Common Stock                                 Other
                                                                ----------------------------      Additional     Comprehensive
                                                                   Shares          Amount      Paid-in Capital       Loss
                                                                -----------    -------------   ---------------   -------------
Balance, January 1, 2004                                         11,297,573           11,298       17,337,292        (687,629)

Net loss

Adjustment for capitalization of patent costs as of 01/01/04

Other comprehensive gain - increase in market value of
  marketable securities                                                  --               --               --          39,622

Other comprehensive gain - foreign currency translation                  --               --               --          36,374
                                                                -----------    -------------     ------------     -----------

Total comprehensive income                                               --               --               --          75,996

Conversion of convertible debentures                                 56,246               56          562,798              --
                                                                -----------    -------------     ------------     -----------

Balance, December 31, 2004                                       11,353,819           11,354       17,900,090        (611,633)

Foreign currency translation gain                                                                                      62,214

Unrealized loss on marketable securities                                                                              (54,028)

Other                                                                    (3)

Net loss                                                                 --               --               --              --
                                                                -----------    -------------     ------------     -----------

Balance, 12/31/05                                                11,353,816    $ (20,159,946)    $ 17,900,090     $  (603,447)
                                                                ===========    =============     ============     ===========

Foreign currency translation gain                                                                                      18,333

Unrealized loss on marketable securities                                                                              (17,170)

Net loss                                                                 --               --               --              --
                                                                -----------    -------------     ------------     -----------

Balance, 06/30/06                                                11,353,816    $ (20,159,946)    $ 17,900,090     $  (602,284)
                                                                ===========    =============     ============     ===========


                                                                                      Total
                                                                  Accumulated      Stockholders'   Comprehensive
                                                                  Deficiency        Deficiency         Loss
                                                                 -------------     -------------   -------------
Balance, January 1, 2004                                           (18,778,009)      (2,117,048)    $  (373,623)

Net loss                                                              (648,622)        (648,622)    $  (648,622)

Adjustment for capitalization of patent costs as of 01/01/04                                 --

Other comprehensive gain - increase in market value of
  marketable securities                                                     --           39,622          39,622

Other comprehensive gain - foreign currency translation                     --           36,374          36,374
                                                                 -------------     ------------     -----------

Total comprehensive income                                            (648,622)      (2,689,674)       (572,626)

Conversion of convertible debentures                                        --          562,854              --
                                                                 -------------     ------------     -----------

Balance, December 31, 2004                                         (19,426,631)      (2,126,820)       (572,626)

Foreign currency translation gain                                                        62,214          62,214

Unrealized loss on marketable securities                                                (54,028)        (54,028)

Other

Net loss                                                              (885,787)        (885,787)       (885,787)
                                                                 -------------     ------------     -----------

Balance, 12/31/05                                                $ (20,159,946)    $ (2,851,949)    $  (877,601)
                                                                 =============     ============     ===========

Foreign currency translation gain                                                        18,333          18,333

Unrealized loss on marketable securities                                                (17,170)        (17,170)

Net loss                                                              (366,838)        (366,838)       (366,838)
                                                                 -------------     ------------     -----------

Balance, 06/30/06                                                $ (20,526,784)    $ (3,217,624)    $  (365,675)
                                                                 =============     ============     ===========

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Six Months Ended
                                                                          June 30,
                                                                  -------------------------
                                                                     2006           2005
                                                                  ----------     ----------
Cash flows from operating activities:
   Net loss                                                       $ (366,838)    $ (374,496)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
       Depreciation and amortization                                  24,676         11,829
       Provision for doubtful accounts                                  (300)          (400)
   Change in operating assets and liabilities:
     Accounts receivable                                              65,100         (1,500)
     Inventories                                                     (24,500)        24,900
     Prepaid expenses and other current assets                       (34,800)        (6,117)
     Other assets                                                     (1,700)         2,087
     Accounts payable                                                 (6,006)        38,290
     Current portion due to officer                                   18,000         12,000
     Accrued interest payable                                         82,425         68,250
     Due to officer, net of current portion                           75,000        112,500
     Deferred employee benefits                                          300        (44,100)
                                                                  ----------     ----------

Net cash (used in) provided by operating activities                 (168,643)      (156,757)
                                                                  ----------     ----------

Cash flows from investing activities:
   Capital expenditures                                             (101,491)      (106,807)
   Increase in restricted cash held in reserve account by bank            --             --
                                                                  ----------     ----------

Net cash (used in) provided by investing activities                 (101,491)      (106,807)
                                                                  ----------     ----------

Cash flows from financing activities:
   Proceeds from long-tem debt                                       325,600        300,000
                                                                  ----------     ----------

Effects of changes in exchange rates on cash                          13,333            991
                                                                  ----------     ----------

Increase (decrease) in cash                                           68,799         37,427

Cash, beginning of period                                            127,211        129,508
                                                                  ----------     ----------

Cash, end of period                                               $  196,010     $  166,935
                                                                  ==========     ==========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                     $       --     $      300
                                                                  ==========     ==========
     Income taxes                                                 $       --     $       --
                                                                  ==========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

NOTE 2 - LIQUIDITY

      The Company had net losses of approximately $366,800 and $374,500 for the six months ended June 30, 2006 and 2005, respectively and has a negative cash flow from operations of $168,643 and $156,757 for the six months ended June 30, 2006 and 2005, respectively. Management believes that it is likely that the Company will continue to incur net losses through at least twelve months. The Company also had a working capital deficiency and stockholders' deficiency approximately $466,400 and $3,217,600 at June 30, 2006. During 2006, the Company received approximately $318,000 relating to the issuance of the 7% convertible promissory notes payable (See Note 5). In addition, the Company had as of June 30, 2006 approximately $176,600 of investments in available-for-sale securities. Management believes that these funds will provide sufficient working capital to operate through 2006.

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      (A) Basis of Presentation

      The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

      (B) Principal of Consolidation

      The accompanying condensed consolidated financial statements include all of the accounts of Biocoral, Inc. and all of its wholly-owned subsidiaries as of and for the period ended June 30,, 2006 and 2005. Cabestan, Inc., 3H and Immo Distribution are not operating subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      (C) Interim Condensed Consolidated Financial Statements

      The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 2005. The results of operations for the six-months ended June 30, 2006 are not necessarily indicative of the operating results that may be expected for the full year.

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

      In accordance with SFAS 148 the accompanying table represents the effect on net loss and net loss per share had compensation cost for the Company's stock based compensation been determined consistent with SFAS 123:

                                                                              Six-Months Ended
                                                                                  June 30,
                                                                         -------------------------
                                                                            2006           2005
                                                                         ----------     ----------
      Net loss (as reported)                                             $ (366,838)    $ (374,496)

      Deduct: Additional stock based compensation expense determined under the fair value based method for all awards granted,
          modified or settled during the period, net of related taxes            --             --
                                                                         ----------     ----------

      Pro forma net loss                                                 $ (366,838)    $ (374,496)
                                                                         =========================

      Basic, as reported                                                 $    (0.03)    $    (0.03)
                                                                         =========================

      Basic, pro forma                                                   $    (0.03)    $    (0.03)
                                                                         ==========     ==========

      (E) Use of Estimates

      The  preparation  of  condensed   consolidated   financial  statements  in
      conformity with accounting principles generally accepted in the United States of America requires management to make estimates

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

      The cost and fair market value of marketable securities available-for-sale consisted of the following:

                                 June 30, 2006              December 31, 2005
                            ------------------------    ------------------------
                               Cost       Fair Value       Cost       Fair Value
                            ----------    ----------    ----------    ----------
                                  (Unaudited)

      Equity securities     $  646,057    $  176,613    $  646,057    $  193,783
                            ==========    ==========    ==========    ==========

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

NOTE 5 - LONG TERM DEBT

      Long-term debt consisted of the following at June 30, 2006 and December 31, 2005:

                                                       March 31,    December 31,
                                                         2006           2005
                                                      -----------   ------------
                                                      (Unaudited)
           6% convertible promissory notes payable    $   700,000   $   700,000
           7% convertible promissory notes payable      1,918,000     1,600,000
                                                      -----------   -----------
                                                        2,618,000     2,300,000
           Less current portion                                --            --
                                                      -----------   -----------
                                                      $ 2,618,000   $ 2,300,000
                                                      ===========   ===========

      During 2006, the Company received $318,000 in connection with the subscription of the 7% convertible promissory notes. The Company will pay a 7% commission on $318,000 which was sold in January 2006 and June 2006.

NOTE 6 - RELATED PARTY

      As of June 30, 2006, and December 31, 2005, the Company owed its president $675,000 and $600,000, respectively, for accrued compensation and $154,258 and $136,258, respectively, of expenses mainly related to travel expenses. These amounts have been included in due to officer in the accompanying balance sheets as of June 30, 2006 and December 31, 2005. The president has deferred receipt of his cash compensation for services performed during 2005 and has agreed to continue this deferral in 2006.

NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION

      Information about the Company's assets and sales in different geographic locations is as follows:

                                                      June 30,     December 31,
                                                        2006           2005
                                                    -----------    ------------
                                                    (Unaudited)
      Total Assets:
        United States                                $  793,254     $  714,610
        France                                          412,200        361,200
                                                     ----------     ----------

                                                     $1,205,454     $1,075,810
                                                     ==========     ==========

      The following shows information about the Company's sales as of June 30, 2006 and 2005:

                                                   June 30, 2006   June 30, 2005
                                                   -------------   -------------
                                                     (Unaudited)    (Unaudited)
      Net Sale:
        France                                       $   85,100     $   81,200
        Other European countries                         60,400         61,100
        Others                                           17,200         20,100
                                                     ----------     ----------

                                                     $  162,700     $  162,400
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

Results of Operation for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005.

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

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $162,700 for the six months ended June 30, 2006, an increase of approximately $300 or 0,20 %, from approximately $162,400 for the six months ended June 30, 2005. Actually, net sales totalled approximately 131,500 euros for the six months ended June 30, 2006 or an increase of approximately 4,400 euros, or 3,46 % from approximately 127,100 euros for the six months ended June 30, 2005.

Cost of sales was approximately $112,000 for the six months ended June 30, 2006, a decrease of approximately $1,100, or almost 1%, from approximately $113,100 for the six months ended June 30, 2005. The gross profit percentage for the six months ended June 30, 2006 and 2005 was approximately 31% and 30%, respectively.

Research and development expenses were approximately $25,100 for the six months ended June 30, 2006, a decrease of approximately $38,700, or 61%, from approximately $63,800 for the six months ended June 30, 2005. This decrease is principally due to the capitalization of certain costs incurred during the six months ended June 30, 2006 relating to our development of a new generation of products.

Consulting and professional fees were approximately $111,050 for the six months ended June 30, 2006, a decrease of approximately $60,200, or 35% from approximately $171,200 for the six months ended June 30, 2005. This decrease is principally due to an extra quarterly charge owed to one of the officers of the company which was not recorded initially for 2003 during the six months ended June 30, 2005.

Administrative expenses were approximately $154,600 for the six months ended June 30, 2006 an increase of approximately $30,900, or 25%, from approximately $123,700 for the six months ended June 30, 2005. The increase was mostly attributable to various administrative office expenses and foreign currency adjustments.

Total other income (expense) was an expense of approximately $ (106,000) for the six months ended June 30, 2006; an increase of approximately $37,000, or 53%, from an expense of approximately $(69,000) for the six months ended June 30, 2005. This increase resulted primarily from an increase in interest expense due to the issuance of additional notes payable.

As a result of the above, our net loss for the six months ended June 30, 2006 totalled approximately $366,800 or $.03 per share compared to a net loss of approximately $374,500, or $.03 per share for the six months ended June 30, 2005. These losses per share were based on weighted average common shares outstanding of 11,353,816 for the six-month ended June 30, 2006 and 2005, respectively.

Results of Operations for Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $91,800 for the three months ended June 30, 2006, an increase of approximately $6,400, or 7,5 %, from approximately $85,400 for the three months ended June 30, 2005. This increase in net sales is primarily attributable to sales of maxillo-facial products in France related to the gaining of distributor margin, as the company took over the direct sales of maxillo-facial products.

Cost of sales was approximately $64,200 for the three months ended June 30, 2006, an increase of approximately $600 or 1%, from approximately $63,600 for the three months ended June 30, 2005 The gross profit percentages for the three months ended June 30, 2006 and 2005 were approximately 30% and 26%, respectively.

Research and development expenses were approximately $4,600 for the three months ended June 30, 2006, an increase of approximately $41,800 or 900% from approximately $(37,200) for the three months ended June 30, 2005. This increase is principally due to classification, during the quarter ended June 30, 2006, of costs relating to our patents as intangible assets. There were no such classification during the current quarter ended June 30, 2005 since the costs relating to patents were classified as research and development.

Consulting and professional fees were approximately $58,800 for the three months ended June 30, 2006, a decrease of approximately $60,900, or 51%, from approximately $119,700 for the three months ended June 30, 2005. This decrease is principally due to an extra quarterly charge owed to one of the officers of the company which was not recorded initially for 2003 during the six months ended June 30, 2005.

Administrative expenses were approximately $73,400 for the three months ended June 30, 2006, a decrease of approximately $5,800, or 7%, from approximately $79,200for the three months ended June 30, 2005 due primarily to a decrease in various administrative expenses, the exchange rate and to the reversal of certain past estimates that management has decided were too high.

Total other income (expense) was a net expense of approximately $(54,400) for the three months ended June 30, 2006; an increase of approximately $18,600, or 52%, from an expense of approximately $(35,800) for the three months ended June 30, 2005. This increase resulted primarily from an increase in interest expense due to the issuance of additional notes payable.

As a result of the above, our net loss for the three months ended June 30, 2006 totalled approximately $172,400 or $.02 per share, compared to a net loss of approximately $164,600 or $..02 per share for the three months ended June 30, 2005. These losses per share were based on weighted average common shares outstanding of 11,353,816, for the three months ended June 30, 2006 and 2005, respectively.

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, we had net losses of approximately $366,800 and $374,500 for the six months ended June 30, 2006 and 2005, respectively. Management believes that it is likely that we will continue to incur net losses through at least end of 2006. We had a working capital deficiency and stockholders' deficiency of approximately $466,400 and $3,217,600 at June 30, 2006, respectively.

Between February and June 2006, the Company received approximately $318,000 relating to the issuance of the 7% convertible promissory notes payable. In addition, the Company had as of June 30, 2006 approximately $176,600 of investments in available-for-sale securities. Management believes that these funds will provide sufficient working capital to operate for at least the next twelve months.

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

      The cost and fair market value of marketable securities available-for-sale consisted of the following:

                                 June 30, 2006              December 31, 2005
                            -----------------------      -----------------------
                            Cost         Fair Value      Cost         Fair Value
                            ----         ----------      ----         ----------
                                 (Unaudited)

      Equity securities     $ 646,057    $ 176,613       $ 646,057    $ 193,783
                            =========    =========       =========    =========

Item 4. Controls and Procedures

a) Disclosure controls and procedures. Based upon an evaluation, conducted by Nasser Nassiri, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Nassiri concluded that our disclosure controls and procedures were effective as of June 30, 2006 in timely notifying him of information the Company is required to disclose in its periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations.

(b) Internal controls. During the six months ended June 30, 2006, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

                                     PART II

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There are no material changes to the risk factors disclosed under Item 1A to
Part I of our Form 10-K for the year ended December 31, 2005 which we filed on March 31, 2006 and amended on April 19, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During 2006, we received approximately $318,000 in connection with subscription of 7% convertible promissory notes.

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

Date: July 31, 2006

                                             BIOCORAL, INC.

                                                /s/ Nasser Nassiri
                                                ------------------
                                                Nasser Nassiri, Chairman, CEO
                                                and Principal Accounting Officer