Form 10-Q
period 2006-09-30
BIOCORAL INC
filed 2006-11-07
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2006

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
  (State or other jurisdiction                          (IRS Employer I.D. No.)
of incorporation or organization)

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

                                 |_| Yes |X| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of October 31, 2006 was 11,353,816

                         BIOCORAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                               SEPTEMBER 30, 2006

                         BIOCORAL, INC. AND SUBSIDIARIES

                                    CONTENTS

PAGE 2 CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2006 (UNAUDITED) AND DECEMBER 31, 2005

PAGE 3 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

PAGE 4 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE LOSS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER 31, 2005, AND 2004

PAGE 5 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

PAGE 6-9  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

PART I

Item 1. Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS
                                                                                     September 30,     December 31,
                                                                                          2006              2005
                                                                                     -------------     -------------
                                                                                      (Unaudited)
Current Assets:
   Cash                                                                              $     147,299     $     127,211
   Investments in marketable securities                                                    215,899           193,783
   Accounts receivable, net of allowance for doubtful accounts of $2,000 & $2,300           82,776           136,076
   Inventories                                                                             137,000           125,100
   Prepaid expenses and other current assets                                                51,007            22,507
                                                                                     -------------     -------------

     Total Current Assets                                                                  633,981           604,677

Property and equipment, net                                                                 27,500            31,300
Restricted cash held in escrow                                                              11,049            11,049
Investment in limited partnership                                                           10,444            10,444
Intangible assets, net                                                                     511,960           405,707
Other assets                                                                                14,333            12,633
                                                                                     -------------     -------------

     Total Assets                                                                    $   1,209,267     $   1,075,810
                                                                                     =============     =============

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current  Liabilities:
   Accounts payable                                                                  $     773,084     $     735,800
   Current portion due to officer                                                          163,258           136,258
   Accrued interest payable                                                                277,191           150,701
                                                                                     -------------     -------------

     Total Current Liabilities                                                           1,213,533         1,022,759

Due to officer, net of current portion                                                     712,500           600,000
Long-term debt, net of current portion                                                   2,630,700         2,300,000
Deferred employee benefits                                                                   5,300             5,000
                                                                                     -------------     -------------

       Total Liabilities                                                                 4,562,033         3,927,759
                                                                                     -------------     -------------

Commitments and contingencies

Stockholders' Deficiency:
   Preferred stock, par value $.001 per share; 1,000,000  shares
     authorized; none issued                                                                    --                --
   Common Stock; $.001 par value;  100,000,000 shares authorized;
     11,353,816 shares issued and outstanding for both periods                              11,354            11,354
   Additional paid-in capital                                                           17,900,090        17,900,090
   Accumulated other comprehensive loss                                                   (561,775)         (603,447)
   Accumulated deficiency                                                              (20,702,435)      (20,159,946)
                                                                                     -------------     -------------

     Total Stockholders' Deficiency                                                     (3,352,766)       (2,851,949)
                                                                                     -------------     -------------

     Total Liabilities and Stockholders' Deficiency                                  $   1,209,267     $   1,075,810
                                                                                     =============     =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Nine Months Ended                Three Months Ended
                                                                        September 30,                    September 30,
                                                                -----------------------------     -----------------------------
                                                                    2006             2005             2006             2005
                                                                ------------     ------------     ------------     ------------
Net sales                                                       $    251,500     $    237,500           88,800     $     75,100
Cost of sales                                                        187,100          159,500           75,100           46,400
                                                                ------------     ------------     ------------     ------------

   Gross Profit                                                       64,400           78,000           13,700           28,700
                                                                ------------     ------------     ------------     ------------

Operating Expenses:
   Research and development                                           39,400           83,700           14,300           19,900
   Consulting and professional fees                                  148,308          228,883           37,265           57,636
   Depreciation and amortization                                      38,054           19,343           13,378            7,513
   Administrative expenses                                           234,875          190,622           80,293           66,993
                                                                ------------     ------------     ------------     ------------

     Total Operating Expenses                                        460,637          522,548          145,236          152,042
                                                                ------------     ------------     ------------     ------------

   Loss From Operations                                             (396,237)        (444,548)        (131,536)        (123,342)
                                                                ------------     ------------     ------------     ------------

Other Income (Expense):
   Interest, net                                                    (150,129)        (131,277)         (44,115)         (62,359)
   Litigation contingency loss                                            --          (16,050)              --          (16,050)
   Other                                                               3,877           15,328               --             (300)
                                                                ------------     ------------     ------------     ------------

     Total Other Income (Expense)                                   (146,252)        (131,999)         (44,115)         (78,709)
                                                                ------------     ------------     ------------     ------------

Net Loss                                                            (542,489)        (576,547)        (175,651)        (202,051)

Other Comprehensive Income (Loss):
   Foreign translation gain (loss)                                    19,556           12,395            1,223         (102,496)
   Unrealized gain (loss) on marketable securities                    22,116          (34,608)          39,286     $     15,850
                                                                ------------     ------------     ------------     ============

Comprehensive Loss                                              $   (500,817)    $   (598,760)    $   (135,142)    $   (288,697)
                                                                ============     ============     ============     ============


Basic and diluted net loss per share                            $      (0.05)    $      (0.05)    $      (0.02)    $      (0.02)
                                                                ============     ============     ============     ============

Basic and diluted weighted average number of common
  shares outstanding                                              11,353,816       11,353,816       11,353,816       11,353,816
                                                                ============     ============     ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          BIOCORAL, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY AND
                               COMPREHENSIVE LOSS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)
               AND FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                                                  Accumulated
                                                                       Common Stock                                  Other
                                                                ----------------------------      Additional     Comprehensive
                                                                   Shares          Amount      Paid-in Capital       Loss
                                                                ------------    ------------   ---------------   --------------
Balance, January 1, 2004                                          11,297,573          11,298       17,337,292        (687,629)

Net loss

Adjustment for capitalization of patent costs as of 01/01/04

Other comprehensive gain - increase in market value of
  marketable securities                                                   --              --               --          39,622

Other comprehensive gain - foreign currency translation                   --              --               --          36,374
                                                                ------------    ------------     ------------    ------------

Total comprehensive income                                                --              --               --          75,996

Conversion of convertible debentures                                  56,246              56          562,798              --
                                                                ------------    ------------     ------------    ------------

Balance, December 31, 2004                                        11,353,819          11,354       17,900,090        (611,633)

Foreign currency translation gain                                                                                      62,214

Unrealized loss on marketable securities                                                                              (54,028)

Other                                                                     (3)

Net loss                                                                  --              --               --              --
                                                                ------------    ------------     ------------    ------------

Balance, 12/31/05                                                 11,353,816    $(20,159,946)    $ 17,900,090    $   (603,447)
                                                                ============    ============     ============    ============

Foreign currency translation gain                                                                                      19,556

Unrealized loss on marketable securities                                                                               22,116

Net loss                                                                  --              --               --              --
                                                                ------------    ------------     ------------    ------------

Balance, 09/30/06                                                 11,353,816    $(20,159,946)    $ 17,900,090    $   (561,775)
                                                                ============    ============     ============    ============

                                                                                    Total
                                                                Accumulated      Stockholders'    Comprehensive
                                                                 Deficiency       Deficiency          Loss
                                                                ------------     ------------     ------------
Balance, January 1, 2004                                         (18,778,009)      (2,117,048)    $   (373,623)

Net loss                                                            (648,622)        (648,622)    $   (648,622)

Adjustment for capitalization of patent costs as of 01/01/04                                                --

Other comprehensive gain - increase in market value of
  marketable securities                                                   --           39,622           39,622

Other comprehensive gain - foreign currency translation                   --           36,374           36,374
                                                                ------------     ------------     ------------

Total comprehensive income                                          (648,622)      (2,689,674)        (572,626)

Conversion of convertible debentures                                      --          562,854               --
                                                                ------------     ------------     ------------

Balance, December 31, 2004                                       (19,426,631)      (2,126,820)        (572,626)

Foreign currency translation gain                                                      62,214           62,214

Unrealized loss on marketable securities                                              (54,028)         (54,028)

Other

Net loss                                                            (885,787)        (885,787)        (885,787)
                                                                ------------     ------------     ------------

Balance, 12/31/05                                               $(20,159,946)    $ (2,851,949)    $   (877,601)
                                                                ============     ============     ============

Foreign currency translation gain                                                      19,556           19,556

Unrealized loss on marketable securities                                               22,116           22,116

Net loss                                                            (542,489)        (542,489)        (542,489)
                                                                ------------     ------------     ------------

Balance, 09/30/06                                               $(20,702,435)    $ (3,352,766)    $   (500,817)
                                                                ============     ============     ============

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Nine Months Ended
                                                                    September 30,
                                                               -----------------------
                                                                  2006          2005
                                                               ---------     ---------
Cash flows from operating activities:
    Net loss                                                   $(542,489)    $(576,547)
    Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
         Depreciation and amortization                            38,054        19,343
         Provision for doubtful accounts                            (300)         (400)
    Change in operating assets and liabilities:
       Accounts receivable                                        53,600        (5,900)
       Inventories                                               (11,900)       29,800
       Prepaid expenses and other current assets                 (28,500)         (100)
       Other assets                                               (1,700)        2,287
       Accounts payable                                           37,284       144,027
       Current portion due to officer                             27,000        18,000
       Accrued interest payable                                  126,490       103,250
       Due to officer, net of current portion                    112,500       150,000
       Deferred employee benefits                                    300       (44,100)
                                                               ---------     ---------

Net cash (used in) provided by operating activities             (189,661)     (160,340)
                                                               ---------     ---------

Cash flows from investing activities:
    Capital expenditures                                        (135,707)     (154,396)
                                                               ---------     ---------

Cash flows from financing activities:
    Proceeds from long-tem debt                                  330,700       500,000
                                                               ---------     ---------

Effects of changes in exchange rates on cash                      14,756         6,295
                                                               ---------     ---------

Increase (decrease) in cash                                       20,088       191,559

Cash, beginning of period                                      $ 127,211     $ 129,508
                                                               =========     =========

Cash, end of period                                            $ 147,299     $ 321,067
                                                               =========     =========


Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for:
       Interest                                                $      --     $     300
                                                               =========     =========
       Income taxes                                            $      --     $      --
                                                               =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS

      Biocoral, Inc. ("Biocoral") was incorporated under the laws of the State of Delaware on May 4, 1992. Biocoral is a holding company that conducts its operations primarily through its wholly-owned Europeans subsidiaries. Biocoral, Inc., together with its subsidiaries are referred to collectively herein as the "Company."

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

NOTE 2 - LIQUIDITY

      The Company had net losses of approximately $542,500 and $576,600 for the nine months ended September 30, 2006 and 2005, respectively and has a negative cash flow from operations of $189,661 and $160,340 for the nine months ended September 30, 2006 and 2005, respectively. Management believes that it is likely that the Company will continue to incur net losses through at least twelve months. The Company also had a working capital deficiency and stockholders' deficiency approximately $579,600 and $3,352,800 at September 30, 2006. During 2006, the Company received approximately $318,000 relating to the issuance of the 7% convertible promissory notes payable (See Note 5). In addition, the Company had as of September 30, 2006 approximately $215,900 of investments in available-for-sale securities. Management believes that these funds will provide sufficient working capital to operate through 2006.

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      (A) Basis of Presentation

      The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

      (B) Principal of Consolidation

      The accompanying condensed consolidated financial statements include all of the accounts of Biocoral, Inc. and all of its wholly-owned subsidiaries as of and for the period ended September 30,, 2006 and 2005. Cabestan, Inc., 3H and Immo Distribution are not operating subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      (C) Interim Condensed Consolidated Financial Statements

      The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K as amended for the year ended December 31, 2005. The results of operations for the nine-months ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the full year.

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

      In accordance with SFAS 148 the accompanying table represents the effect on net loss and net loss per share had compensation cost for the Company's stock based compensation been determined consistent with SFAS 123:

                                                                           Nine-Months Ended
                                                                             September 30,
                                                                        ----------------------
                                                                           2006         2005
                                                                        ---------    ---------
      Net loss (as reported)                                            $(542,489)   $(576,547)

      Deduct: Additional stock based compensation expense determined under the fair value based method for all awards granted,
          modified or settled during the period, net of related taxes          --           --
                                                                        ---------    ---------

      Pro forma net loss                                                $(542,489)   $(576,547)
                                                                        ======================

      Basic, as reported                                                $   (0.05)   $   (0.05)
                                                                        ======================

      Basic, pro forma                                                  $   (0.05)   $   (0.05)
                                                                        =========    =========

      (E) Use of Estimates

      The  preparation  of  condensed   consolidated   financial  statements  in
      conformity with accounting principles generally accepted in the United States of America requires management to make estimates

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

      The cost and fair market value of marketable securities available-for-sale consisted of the following:

                                September 30, 2006          December 31, 2005
                             ------------------------   ------------------------
                               Cost        Fair Value     Cost        Fair Value
                             ---------     ----------   ---------     ----------
                                    (Unaudited)

      Equity securities      $ 646,057     $  215,899   $ 646,057     $  193,783
                             =========     ==========   =========     ==========

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 5 - LONG TERM DEBT

      Long-term debt consisted of the following at September 30, 2006 and December 31, 2005:

                                                   September 30,      December 31,
                                                        2006               2005
                                                   -------------      -------------
                                                    (Unaudited)
      6% convertible promissory notes payable      $     700,000      $     700,000
      7% convertible promissory notes payable          1,918,000          1,600,000
                                                   -------------      -------------
                                                       2,618,000          2,300,000
      Less current portion                                    --                 --
                                                   -------------      -------------
                                                   $   2,618,000      $   2,300,000
                                                   =============      =============

      During 2006, the Company received $318,000 in connection with the subscription of the 7% convertible promissory notes. The Company will pay a 7% commission on $318,000 which was sold in during 2006.

NOTE 6 - RELATED PARTY

      As of September 30, 2006, and December 31, 2005, the Company owed its president $712,500 and $600,000, respectively, for accrued compensation and $163,258 and $136,258, respectively, of expenses mainly related to travel expenses. These amounts have been included in due to officer in the accompanying balance sheets as of September 30, 2006 and December 31, 2005. The president has deferred receipt of his cash compensation for services performed during 2005 and has agreed to continue this deferral in 2006.

NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION

      Information about the Company's assets and sales in different geographic locations is as follows:

                           September 30,      December 31,
                                2006               2005
                           -------------      -------------
                            (Unaudited)
      Total Assets:
        United States      $     792,667      $     714,610
        France                   416,600            361,200
                           -------------      -------------

                           $   1,209,267      $   1,075,810
                           =============      =============

                                       Nine Months Ended September 30,     Three Months Ended September 30,
                                       -------------------------------     --------------------------------
                                               2006        2005                    2006       2005
                                               ----        ----                    ----       ----
                                                  (Unedited)                           Unaudited)
      Net Sale:
           France                            $130,000    $110,734                 $44,500    $31,400
           Other European countries            99,000      86,260                  39,100     23,045
           Others                              22,500      40,506                   5,200     20,655
                                             --------    --------                 -------    -------

                                             $251,500    $237,500                 $88,800    $75,100
                                             ========    ========                 =======    =======

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

            Summary of Significant Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, property and equipment, stock based compensation and contingencies. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The assumptions and bases for estimates used in preparing our consolidated financial statements are set forth as significant accounting policies in Note 3 of the notes to the consolidated financial statements included in this quartly report and are summarized below:

Intangible Assets. Intangible assets consist of acquired new patents, expenses incurred on approval of patents and on the successful defense of approved new patents. Amortization is computed using the straight-line method over the estimated period of benefit. The valuation of these intangible assets is based upon estimates as to the current value of each new patent and the period of benefit and such estimates are subject to fluctuations. The value of a particular new patent could fluctuate based upon factors, such as competing technology or the creation of new applications, which are not accounted for in developing, but could affect, the estimates used and values.

We owned through our wholly-owned subsidiary twelve patent titles in various countries in Europe, Canada, the United States, Japan, Australia, and Switzerland. We own approximately 166 patents which have thus far been granted by various countries by their official government patent office, including most European Community countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark Office. In addition, we have more than 53 patent applications pending around the world. The cost of acquisition, expenses incurred on most of our approved patents and on the successful defenses of most of these patents are fully amortized in our subsidiary financial statement and are not included in Intangible Assets in our financial statement.

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

Results of Operation for the Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005.

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

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $251,500 for the nine months ended September 30, 2006, an increase of approximately $14,000 or 5,9 %, from approximately $237,500 for the nine months ended September 30, 2005. Actually, net sales totalled approximately 201,200 euros for the nine months ended September 30, 2006 or an increase of approximately 12,200 euros, or 6.34 % from approximately 189,200 euros for the nine months ended September 30, 2005.

Cost of sales was approximately $187,100 for the nine months ended September 30, 2006, a decrease of approximately $27,600, or almost 17 %, from approximately $159,500 for the nine months ended September 30, 2005. The gross profit percentage for the nine months ended September 30, 2006 and 2005 was approximately 25,6 % and 32,8 %, respectively.

Research and development expenses were approximately $39,400 for the nine months ended September 30, 2006, a decrease of approximately $44,300, or 53%, from approximately $83,700 for the nine months ended September 30, 2005. This decrease is principally due to the capitalization of certain costs incurred during the nine months ended September 30, 2006 relating to our development of a new generation of products.

Consulting and professional fees were approximately $148,300 for the nine months ended September 30, 2006, a decrease of approximately $80,600, or 35% from approximately $228,900 for the nine months ended September 30, 2005. This decrease is principally due to an extra quarterly charge owed to one of the officers of the company which was not recorded initially for 2003 during the nine months ended September 30, 2005.

Administrative expenses were approximately $234,900 for the nine months ended September 30, 2006 an increase of approximately $44,300, or 23%, from approximately $190,600 for the nine months ended September 30, 2005. The increase was mostly attributable to various administrative office expenses and foreign currency adjustments.

Total other income (expense) was an expense of approximately $ (146,250) for the nine months ended September 30, 2006; an increase of approximately $14,250, or 10,8 %, from an expense of approximately $(132,000) for the nine months ended September 30, 2005. This increase resulted primarily from an increase in interest expense due to the issuance of additional notes payable.

As a result of the above, our net loss for the nine months ended September 30, 2006 totalled approximately $542,800 or approximately $.05 per share compared to a net loss of approximately $576,600, or approximately $.05 per share for the nine months ended September 30, 2005. These losses per share were based on weighted average common shares outstanding of 11,353,816 for both periods of the nine months ended September 30, 2006 and 2005, respectively.

Results of Operations for Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

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

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $88,800 for the three months ended September 30, 2006, an increase of approximately $13,700, or 18,2 %, from approximately $75,100 for the three months ended September 30, 2005. This increase in net sales is primarily attributable to sales of maxillo-facial products in France related to the gaining of distributor margin, as the company took over the direct sales of maxillo-facial products.

Cost of sales was approximately $75,100 for the three months ended September 30, 2006, an increase of approximately $28,700 or 62 %, from approximately $46,400 for the three months ended September 30, 2005 The gross profit percentages for the three months ended September 30, 2006 and 2005 were approximately 15,4 % and 38,2%, respectively.

Research and development expenses were approximately $14,300 for the three months ended September 30, 2006, an decrease of approximately $5,600 or 28% from approximately $19,900 for the three months ended September 30, 2005. This decrease is principally due to capitalization of costs relating to our patents as intangible assets during the quarter ended September 30, 2006. There was no such classification during the quarter ended September 30, 2005 since the costs relating to patents were classified as research and development.

Consulting and professional fees were approximately $37,250 for the three months ended September 30, 2006, a decrease of approximately $20,350, or 51%, from approximately $57,600 for the three months ended September 30, 2005. This decrease is principally due to an extra quarterly charge owed to one of the officers of the company which was not recorded initially for 2003 during the nine months ended September 30, 2005.

Administrative expenses were approximately $80,300 for the three months ended September 30, 2006, an increase of approximately $13,300, or 19.8 %, from approximately $67,000 for the three months ended September 30, 2005 due primarily to an increase in various administrative expenses, the exchange rate and to the reversal of certain past estimates that management has decided were too high.

Total other income (expense) was a net expense of approximately $(44,100) for the three months ended September 30, 2006; a decrease of approximately $34,600, or 44%, from an expense of approximately $(78,700) for the three months ended September 30, 2005. This decrease resulted primarily from an increase in interest expense due to the issuance of additional notes payable.

As a result of the above, our net loss for the three months ended September 30, 2006 totalled approximately $175,600 or approximately $.02 per share, compared to a net loss of approximately $202,000 or approximately $.02 per share for the three months ended September 30, 2005. These losses per share were based on weighted average common shares outstanding of 11,353,816, for both periods of the three months ended September 30, 2006 and 2005, respectively.

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying consolidated financial statements, we had net losses of approximately $542,500 and $576,600 for the nine months ended September 30, 2006 and 2005, respectively. Management believes that it is likely that we will continue to incur net losses through at least end of 2006. We had a working capital deficiency and stockholders' deficiency of approximately $579,600 and $3,352,800 at September 30, 2006 and 2005, respectively.

Between February and September 2006, the Company received approximately $318,000 relating to the issuance of the 7% convertible promissory notes payable. In addition, the Company had as of September 30, 2006 approximately $215,900 of investments in available-for-sale securities. Management believes that these funds will provide sufficient working capital to operate for at least the next twelve months.

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

      The cost and fair market value of marketable securities available-for-sale consisted of the following:

                                September 30, 2006         December 31, 2005
                             ---------------------     -----------------------
                               Cost     Fair Value        Cost      Fair Value
                               ----     ----------        ----      ----------
                                 (Unaudited)

         Equity securities   $646,057  $   215,889     $  646,057   $ 193,783
                             ========  ===========     ==========   =========

Item 4. Controls and Procedures

a) Disclosure controls and procedures. Based upon an evaluation, conducted by Nasser Nassiri, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Nassiri concluded that our disclosure controls and procedures were effective as of September 30, 2006 in timely notifying him of information the Company is required to disclose in its periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations.

(b) Internal controls. During the nine months ended September 30, 2006, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

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

Date: October 31, 2006

                                               BIOCORAL, INC.


                                               /s/ Nasser Nassiri
                                               ------------------
                                               Nasser Nassiri, Chairman, CEO
                                               and Principal Accounting Officer