Form 10-K
period 2006-12-31
BIOCORAL INC
filed 2007-03-30
CIK 919605

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the Year Ended December 31, 2006

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

Large Accelerated Filer |_|   Accelerated Filer |X|   Non-Accelerated Filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The issuer's revenues for the year ended December 31, 2006 were $408,200.

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of March 1, 2007 was approximately $499,567,948.

The number of outstanding shares of the registrant's common stock as of March 20, 2006 was 11,353,817.

Documents Incorporated by Reference: None.

                                TABLE OF CONTENTS

PART I                                                                                       Page
Item 1.    Description of Business.....................................................   1
Item 1A.   Risk Factors................................................................   8
Item 1B.   Unresolved Staff Comments...................................................   11
Item 2.    Description of Property.....................................................   11
Item 3.    Legal Proceedings...........................................................   11
Item 4.    Submission of Matters to a Vote of Security Holders.........................   11

PART II
Item 5.    Market for Common Equity and Related Stockholder Matters....................   12
Item 6.    Selected Financial Data.....................................................   13
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations..................................................................   13
Item 8.    Financial Statements and Supplementary Data.................................   F-1 - F-18
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure..................................................................   18
Item 9A.   Controls and Procedures.....................................................   18
Item 9B.   Other Information...........................................................   18

PART III

Item 10    Directors, Executive Officers, Promoters and Control Persons................   18
Item 11.   Executive Compensation......................................................   20
Item 12.   Security Ownership of Certain Beneficial Owners and Management..............   21
Item 13.   Certain Relationships and Related Transactions..............................   22
Item 14    Principal Accountant Fees and Services......................................   22
Item 15.   Exhibits and Reports on Form 8-K............................................   23

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

Biocoral(R)

Biocoral(R) our primary product, is a natural coral "carbonate Calcium" derived bone graft substitute and is used by surgeons and practitioners because of its biocompatibility, resorbability, osseo conduction and safety. Certain chemical, physical and structural characteristics of coral are very similar to that of human bone tissue. Biocoral(R) is derived from three particular species of coral naturally present in abundance. Biocoral(R) is primarily (more than 98%) comprised of calcium carbonate. Porous and resorbable, Biocoral(R) is prepared in microgranules as well as in engineered shapes according to specific indication. Due to its similarity to bone tissue, Biocoral(R) is compatible, resorbed by the body as new bone growth invades the Biocoral(R) and is replaced by neoformed invasion. It is highly porous with numerous interconnected channels which allow a total migration to the center of the implant free of contamination risk. Because Biocoral(R) is resorbed, it can be combined with antimicrobials, anticancer agents or other pharmaceuticals for slow release into bone tissue, resulting in an advantage over autologous bone grafts. Since 2000 we have worked with an accredited European university research group on purification of our raw material, coral, in order to produce a natural solely mineral product. After a long-term collaboration we have finally developed a method for purification of our raw material coral which will allow us to offer Biocoral(R) as a natural solely mineral bone substitute. We have filed a patent with an international extension for this method of purification and the final product issued using this method. This purification method will allow to us to offer what we believe will be the only natural solely mineral bone substitute.

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

According to our French subsidiary, Biocoral(R) has been used in more than approximately 500,000 patients, principally in Western Europe and Korea. Biocoral(R) was originally patented in France in 1979, in the United States in 1982, and in Japan in 1989. Our French subsidiary acquired the patent rights to Biocoral(R) from ANVAR/CNRS, (l'ANVAR)" National Agency for Valorization of Research" and (CNRS) "French National Center for Scientific Research", both French governmental agencies. Through our subsidiaries, we have developed twelve additional patent titles for various applications and uses of our products, including among others osteoporosis remediation, autologous glue and combination with growth factor, among others. Through these twelve additional patent title applications in various countries in Europe, Switzerland, Canada, Japan, Australia, and the United States. We own approximately 166 patents which have thus far been granted by various countries by their official government patent office, including most European Community countries, Canada, Australia, and Japan and in the United States by the US Department of Commerce Patent and Trademark Office. In addition, we own approximately 53 patents applications pending around the world.

We believe that our method for purification of our natural coral will reinforce our technologies and the uses of our product in the various indications over which we own patents.

Using proprietary manufacturing processes, our chief product, Biocoral(R), is a resorbable biomaterial derived from Natural Carbonate Calcium in the metastable crystalline aragonite form in a natural condition that is ocean-generated coral. It is used as bone graft substitutes and has certain characteristics (including chemical composition, porosity, mineral content and bioactive properties) that permit its safe, contamination-free use. Its similarity to human bone facilitates its replacement by newly-formed bone. Substantially all of our revenue has been derived from sales of the first generation of our products. The second generation of products and their application after long years of research and development and success of several clinical applications now are ready for marketing. Our product application in the treatment of bone disease associated with natural bone demineralization, for example, such as in cases of osteoporosis fractures and their prevention, is based on technology that is protected by strong patents which have thus far been granted by various countries by their official government patent office, including most European Community countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark office.

We have not yet begun to seek FDA approval for sale of our products in the United States but are preparing the documentation required for our product homologation application in the United States. We have identified the requirements for this application and approached a US medical supply distributor in order to access the US market. An accredited scientific team in the US has conducted human clinical studies with a five-year follow up to confirm bone reconstruction in oral application. This study confirmed the stability of the successful result and management believes that this study will facilitate FDA approval for our product used in this indication when we file for FDA approval. We anticipate submitting this application during 2007. Canadian approval of Biocoral(R) has been renewed in 2004 by the Canadian Health Care Authority "Sante Canada," and our products are already commercialized in the European Community and Asia. During 2005, we entered into a distribution agreement with a Canadian medical supply company in order to access the Canadian market.

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

We are preparing new clinical human trials for autologous fibrin glue in different indications which we expect to begin during 2008. We believe that the results of these clinical trials may allow us to extend the market for our innovative products for use in other indications. However, there can be no assurance that we will be able to extend the market for our products.

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

Osteoporosis and its bone complications including hip fractures have been are and will be in the future a public health problem for the major economies for the world. Because of the increased life expectancy of the population, each family had, has or will have a grandparent or close relative, fall victim to what the public health authorities do not hesitate to call as an epidemic.

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

The clinical trials conducted by our subsidiaries over the past eleven years have demonstrated the feasibility of this treatment to reduce the consequences of fractures caused by osteoporosis and to avoid the occurrence of fracture as well. We are developing several variants of our Biocoral(R) technology aimed at treatment of bone disease due to natural bone demineralization (such as osteoporosis), and Treatment and Prevention of Osteoporotic Fracture. Biocoral(R) offers a superior method of preventing and repair of bone fractures due to osteoporosis. It has the ability to help the skeletal system, reinforcing it where it is weak and fragile. Biocoral(R) can serve both to heal bones that are already fractured and to prevent bone fractures from occurring. Phase II clinical trials in Europe demonstrated the efficacy of Biocoral(R) for local osteoporosis treatment in rebuilding bone, particularly in combination with osteodensimatic screening.

In 2000, we began Phase III multi-center clinical trials of our product, "Biocoral(R)", for the treatment of hip fractures due to osteoporosis, in 14 clinics (Military and Civilian) in Europe. The study has been covering 123 elderly persons suffering from hip fractures associated with natural bone demineralization and principally originating from Osteoporotic fractures. The study was monitored by an independent organization in France called Biomatech located in city of Lyon which has been chosen directly by the French government agency " National Agency for Valorization of Research" (l'ANVAR).

Following the presentation of the prospective report in March 11, 2006 to the representatives of the participating hospital and clinic centres for review and comments, the additional analysis have been conducted by Biomatech which confirm the prospective report.

On January 5, 2007, we received the final report produced by independent monitoring and an independently directed investigation. The final report confirms the therapeutic benefit of our product Biocoral(R) in the treatment of such fractures which will permit better patient recovery, allowing patients faster mobility and return to a healthy state with a very low risk of refracture. The Company believes that the study is a unique and first in the world covering this area.

We are also working on the prevention of osteoporotic fractures and believe that for the first time, patients who already have osteoporosis or had already suffered from osteoprootic fracture will be able to be treated before either refracture or the occurrence of fractures in other locations. Our product in this application is intended to permit the regeneration of newly formed bone in the area which is susceptible to osteoporosis and has a low bone mass. The initial human clinical study has demonstrated and confirmed the result of regeneration of newly formed bone in the bone mass area.

We own, through our wholly-owned subsidiary, various patents in the application of treatment of bone disease due to natural bone demineralization (such as osteoporosis) and "Treatment and Prevention of Osteoporotic Fractures." Our technology underlying this application is protected by strong patent applications in many countries around the world where patent applications were filed. Our patent applications in this application have thus far been filed and granted by the official government patent offices of various countries, including 17 European Community countries, Japan, Australia, and in the United States by the US Department of Commerce Patent and Trademark Office. Our patent application in Canada was granted during 2005. Our patent covering technologies in this application in addition to protecting use of our Biocoral(R) product, also covers any other product based on calcium salts. Most of the bone substitutes in the market are based on calcium salts such as hydraoxapatite (phosphate of calcium).

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

We have concluded our investigation of this problem and have determined that we must replace the manufacturer and the preparation materials used in order to restart the clinical trails required by AFSSAPS. We have not resumed clinical trials as we have not yet reached an agreement with a new manufacturer. We are in negotiations with several accredited medical device manufacturers which specialize in the type of blood bags needed for our medical device. We cannot give any specific date for resumption of clinical trails. We cannot assure that we will be able to complete our clinical trails successfully. We anticipate resuming the inclusion of patients and preparation as soon as we can replace the manufacturer. However, we may be unable to replace the manufacturer and in fact the patient inclusion. Failure to successfully complete these trails could prevent us from obtaining authorization to market this product and could negatively affect our financial condition.

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

Composite Biocoral and Growth Factor

For more than 17 years, studies have been undertaken to demonstrate that it is possible to accelerate the bone repair process by combining growth factors with a support matrix such as Biocoral(R). Some scientific research has shown that Biocoral(R), as a biomaterial, represents a useful support for growth factors. European clinical trials conducted over the past six years have had positive results confirming the acceleration of the bone repair process. Our technology underlying this application is protected by strong patents owned by our wholly-owned subsidiary in many countries around the world where patents applications were filed. Our patent applications in this application have thus far been granted in every country where filed by their official government patent offices, including 17 European Community countries, Canada, Japan, Australia, and in the United States by the US Department of Commerce Patent and Trademark Office.

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

For the past six years, the Company has collaborated with accredited scientists as well as with a special laboratory located at one of most prestigious European universities to develop a method of purification of its raw material "coral," in order to remove the trace amounts (between 0.016 to 0.026% depending upon the type of coral used) of amino acids which were present, without any change in chemical and crystalline structure of the coral. As a result of these efforts, the small percentage of amino acid can now be removed from our raw material. The purification of raw materials permits us to improve their performance and to offer what we believe to be the only natural solely mineral bone substitute product in the world. We also filed a patent for this purification method including the final product issued from it. The patent will protect our main product for an additional 20 years from the initial date when the patent was filed. The patent was filed in France in 2003, with PCT extension in December 2004. Our new technology of purification of our natural coral will allow us to offer what we believe will be the only natural solely mineral bone substitute.

Biocoral(R) received the authorization to be marketed in the European countries "EC label" on December 30, 1996. Since, this authorization has been renewed several times and it is into force currently.

The Company's manufacturing facility, located in Saint-Gonnery in France, complied with ISO 9002 norms and has been ISO 9002 rated since August 1995. On October 25, 1996, the manufacturing facility was granted, in addition to the ISO 9002 certification, European Norms 46002 certification for the quality assurance system set up in the manufacturing process of Biocoral(R), and, on December 30, 1996, the Biocoral(R) received the authorization to be marketed in the European countries "EC label". The authorization of which was renewed in 2001 and recently in December 2006. The EC certificate is current and valid until December 2010. During October 2004, the manufacturing facility was audited by TUV Rheinland France and its certifications have been renewed for an additional five years until 2009 and the facility was classified as ISO 13485:00 certification. The Company also obtained the extension of its certification to ISO 13485 (1996) which allows the Company to continue offering its products in CANADA. In December 2005, the Company was audited by TUV Rheinland France for an annual audit and extension of its certification from ISO 13485:00 and ISO 13485
(1996) certification to ISO 13485: 2003 which we successfully obtained. Additionally, we are audited once a year by TUV Rheinland France to maintain our certifications. The certification ISO 13485: 2003 is current.

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

In May 1993, a second bone graft substitute was approved by the FDA. This product consists of hydroxyapatite -calcium phosphate and bovine collagen, which must be mixed with the patient's own bone marrow. We believe that this three-part system is more difficult to use due to the mixing process and has inferior mechanical qualities. It also requires efrigeration, has a shorter shelf life and raises the risks of adverse reaction in patients allergic to bovine collagen, and poses risk of infection. In addition, many countries have prohibited the commercialization of product utilizing bovine collagen as a base.

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

Biocoral(R) was originally patented in France in 1979, in the United States in 1982, and in Japan in 1989. Our French subsidiary acquired the patent rights to Biocoral(R) from ANVAR/CNRS, the French National Center for Scientific Research, a French governmental agency. Through our subsidiaries, we have developed an additional ten titles of patents for various applications and uses of our products, such as osteoporosis remediation, autologous glue, combination with growth factor, among others. Through these ten titles patent applications in various countries we own approximately 166 patents which have thus far been granted by various countries by their official government patent office, including most European Community countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark Office. In addition, we own approximately 53 patents applications pending around the world.

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

We have been able to compete in Europe against producers that also sell products in the United States. Despite their significantly greater resources, management believes that it will, once our products have been approved by the FDA, be able to be competitive with such companies because of the quality of our products. See "Business -- Government Regulation." Biocoral(R) has been used in European dental applications for approximately more than 20 years. These multiple uses, together with the scientific results of our in vivo use and clinical trials have demonstrated the efficacy of using Biocoral(R) for bone regeneration in dental applications. We compete with many businesses in the production and distribution of biomaterials for filling bone cavities before rehabilitation of partially and totally edentulous patients. These businesses compete primarily on the basis of product performance and price, as well as customer loyalty and service. Biocoral(R) also competes with bone grafts and bone graft substitutes. Companies selling competitive products sometimes also sell dental implants, so bundling these products is often a strategy. All of these businesses compete primarily on the basis of product performance and price, as well as on customer loyalty and service.

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

Governmental Regulation

Biocoral(R) although marketed since the end of the 1980's, was the first bone substitute registered in France with TIPS (Tarifs Interministeriels des Prestation Sanitaires). Nevertheless within the framework of its registration, Biocoral(R) has been received approving opinion of Microbiological Committee of Health on July 05, 1995 referenced under the number 9600201B01.

Biocoral(R) received the authorization to be marketed in the European countries "EC label" on December 30, 1996. Since, this authorization has been renewed several times and it is current.

Biocoral(R) has been approved for marketing in Europe, Korea, South Africa, Canada, Australia and many other countries in the world. Biocoral(R) has been approved for reimbursement in France by French National Health Authority (Securite Sociale) and is listed on the "Liste des Produits et Prestations Remboursables" (LPPR) reimbursement by French National Health Authority. Our products are subject to significant government regulation in the United States and other countries. To test clinically, and to produce and mass market products for human diagnostic and therapeutic use in the United States, we must comply with mandatory procedures and safety standards established by the Food and Drug Administration ("FDA") and comparable state and foreign regulatory agencies. Typically, such standards require that products be approved by the government agency as safe and effective for their intended use before being marketed for human applications.

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

Employees

Except for our wholly-owned French subsidiary, we currently have no employees other than our officers and directors who devote as much time as they believe necessary to conduct our business and maintain our operations. French subsidiaries currently have nine employees all of whom are full time. In addition, we engage the services of various scientific and research consulting teams under consulting contracts, working on research and development projects in different laboratories and hospitals in France and other countries.

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

      Until 2005, more than two-thirds of our business was in research and development with an emphasis on developing our technology in order to produce marketable products. We have completed most of our research program and are now ready to begin commercialization and marketing of our products. However, to date, we have generated only limited revenues and have had to raise capital from investors through debt and equity offerings in order to sustain our research and development efforts. For the fiscal year ended December 31, 2006, we had net sales of approximately $408,200 an accumulated deficit of $21,050,976.

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

      Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies, including Biocoral(R) and its use in different applications. Through twelve patent title applications we own approximately 166 patents which have thus far been granted by various countries by their official government patent office, including most European Community countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark Office. In addition, we own approximately 53 patents applications pending around the world. We depend upon confidentiality agreements with our officers, employees and contracting counterparties to maintain the proprietary nature of the technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid the confidentiality agreements, violate our patents or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations. Such competitive events, technologies and patents may limit our ability to raise funds, prevent other companies from collaborating with us, and in certain cases prevent us from further developing our technology due to third party patent blocking right.

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

Item 1B. Unresolved Staff Comments.

As part of a review by the staff of the Securities and Exchange Commission (the "Staff") of our Annual Report on Form 10-K for the year ended December 31, 2005, we have received and responded to comments from the Staff. As of the date of the filing of this Annual Report under Form 10-K certain of the Staff comments remains unresolved and these pertain primarily to our method of accounting for intangible assets and long term debt. The company believes that any adjustments that result from this review will not have a material effect on our financial statements.

Item 2. Description of Property.

Our French subsidiary currently leases its principal executive offices from an unrelated third party for an aggregate annual rent of approximately $58,400 (approximately 46,000 euros).

We previously leased our manufacturing facility in Saint Gonnery in the west of France until the year 2001. We now own the property which includes a reception area, laboratory-chemistry and bacteriology area, workshop maintenance area, stock F area, stock SM area, laboratory-prothes area, stock 1 area, room dresses, radio operator area, raw material area, a local conditioning and control, drying and washing area, management and accountancy area.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

At December 31, 2006 there were 11,353,817 shares of our common stock issued and outstanding. Our common stock trades on the OTC Bulletin Board. The following table sets forth information regarding the high and low closing price per share for our common stock on the OTC Bulletin Board as reported by yahoo.com(TM). Such prices do not necessarily reflect actual transactions and do not include retail mark-ups, mark-downs or commissions.

Quarter Ended                     High                      Low
-------------                     ----                      ---
December 31, 2006                 51.25                     39.40
September 30, 2006                47.00                     30.00
June 30, 2006                     30.00                     14.00
March 31, 2006                    26.00                     19.00

December 31, 2005                $22.50                    $12.00
September 30, 2005               $24.00                    $24.00
June 30, 2005                    $20.00                    $ 3.00
March 31, 2005                   $55.00                    $13.00

December 31, 2004                $15.50                    $10.05
September 30, 2004               $20.00                    $ 7.00
June 30, 2004                    $35.00                    $20.00
March 31, 2004                   $95.00                    $40.00

Holders

As of December 31, 2006, there were approximately 400 holders of record of the shares of our common stock including several European financial and portfolio institutions.

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

In December 2006, the Company issue, the new 7% non-convertible promissory notes payable (the "7% Non- Convertible Promissory Notes") in the aggregate principal amount of $2,700,000. (See Note 8 (D).)

During 2006 the Company received $400,000. Pursuant to an agreement dated December 20, 2006 with all of the note holders, the total of outstanding 7% convertible promissory notes payable and 6% convertible promissory note payable together with the $400,000 received during 2006 in the total aggregate principal amount of $2,700,000 were converted to 7% non-convertible promissory notes payable.

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

Item 6. Selected Financial Data

==================================================================================================

                                                  Fiscal Year ended December 31,
                                                  ------------------------------
==================================================================================================

                                    2006          2005          2004          2003        2002
                                    ----          ----          ----          ----        ----
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
      Net sales                 $   408,205   $   316,200   $   351,600   $   361,900   $  350,300
--------------------------------------------------------------------------------------------------
      Operating loss                269,741       723,874       714,671       449,297      555,782
--------------------------------------------------------------------------------------------------
      Net loss                      891,030       885,787       496,150       319,176    1,137,740
--------------------------------------------------------------------------------------------------
      Net loss per
      common share                    $0.08         $0.08         $0.04         $0.03        $0.34
--------------------------------------------------------------------------------------------------
      Weighted average           11,353,817    11,353,816    11,299,267    11,297,573    3,324,813
      common shares              shares        shares        shares        shares       shares
      outstanding
==================================================================================================

Balance Sheet Data:
--------------------------------------------------------------------------------------------------
      Total assets              $ 1,324,618   $ 1,075,810   $   797,836   $   812,676   $1,565,023
--------------------------------------------------------------------------------------------------
      Total liabilities           4,686,785     3,927,759     2,924,656     2,929,724    3,308,448
--------------------------------------------------------------------------------------------------
      Stockholders deficiency     3,362,167     2,851,949     2,126,820)    2,117,048    1,743,425
==================================================================================================

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

Intangible Assets. Intangible assets consist primarily of developed technology and patents (developed and purchased), trademarks, trade names and customer relationships. Intangible assets with an indefinite life, including certain trademarks and trade names, are not amortized. The useful life of indefinite life intangible assets is assessed annually to determine whether events and circumstances continue to support an indefinite life. Amortization is computed using the straight-line method over the estimated period of benefit. The valuation of these intangible assets is based upon estimates as to the current value of each patent and the period of benefit and such estimates are subject to fluctuations. The value of a particular patent could fluctuate based upon factors, such as competing technology or the creation of new applications, which are not accounted for in making, but could affect, the estimates used.

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

Results of Operations

As discussed below, our operations are conducted outside the United States of America, and as such, our functional currency is the Euro and not the US Dollar. In order to comply with accounting principles generally accepted in the United States of America, our financial statements, as well as the following discussion regarding our results of operations are in terms of U.S. dollars. Accordingly, part of the variance in revenues and expenses discussed below may partially differ as a result of the fluctuating exchange rates in addition to the other factors discussed.

Fiscal 2006 vs. 2005

Net sales, which are solely attributable to our wholly owned European subsidiaries, totaled approximately $408,200 for the year ended December 31, 2006, an increase of approximately $92,000 (or approximately 29%) from approximately $316,200 for the year ended December 31, 2005. This increase is partially attributable to an increase in sales of products in the maxillocraniofacial surgery area in France and the dental market area in export.

Cost of sales was approximately $121,200 for the year ended December 31, 2006, a decrease of approximately $101,200 (or approximately 54%) from approximately $222,400 for the year ended December 31, 2005. The main factor contributing to this decrease was an increase in costs attributable to reengineering old inventory to allow it to be sold at current selling prices.

Operating expenses were approximately $556,700 during the year ended December 31, 2006, a decrease of approximately $261,000 (approximately 32%) from approximately $817,700 for the year ended December 31, 2005. This decrease was primarily due to a decrease in the company's research and development activities and consulting and professional fee and in general and administrative expenses.

Consulting and professional fees during the year ended December 31, 2006 were approximately $222,000, a decrease of $99,900 (or approximately 31%) compared to approximately $321,900 during the year ended December 31, 2005. This decrease is attributable to a decrease in the fees needed during 2005 for the development of next generation of products. Finally there were additional professional fees associated with the compliance for the Sarbanes-Oxley Act of 2002.

Other income (net of expenses) totaled approximately $(621,300) of expense for the year ended December 31, 2006 as compared to approximately $(162,000) of expense for the year ended December 31, 2005. This increase was primarily due to the sale of all of the available for sale securities and we realized a loss of approximately $433,500.

As a result of the above, our net loss for the year ended December 31, 2006 totaled approximately $891,100 or $.08 per share compared to a net loss of approximately $885,800 or $.08 per share for the year ended December 31, 2005.

These losses per share were based on weighted average common shares outstanding of 11,353,817 & 11,353,816 for the years ended December 31, 2006 and 2005 respectively.

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

Financial Condition, Liquidity and Capital Resources

Fiscal 2006 vs. 2005

As shown in the accompanying consolidated financial statements, we had net losses of approximately $891,000 and $885,800 in 2006 and 2005, respectively. Management believes that it is likely that we will continue to incur net losses through at least 2007. We had a working capital deficiency of approximately $495,200 and $418,000 at December 31, 2006 and 2005 respectively. We also had a stockholders' deficiency of approximately $3,362,200 and $2,852,000 at December 31, 2006 and 2005, respectively.

We had a negative cash flow from operating activities of approximately $212,000 and $366,200 at December 31, 2006 and 2005 respectively. We also had cash provided by financing activities of $400,000 and $500,000 at December 31, 2006 and 2005 respectively. Our net loss of approximately $891,000 and $885,800 increased our accumulated deficit to approximately $21,051,000 and $20,160,000 at December 31, 2006 and 2005 respectively.

During 2006, we received $400,000 of additional funds which were converted to 7% non-convertible notes payable on December 31, 2006. In addition, during 2006, the Company received proceeds of approximately $210,000 from the sale of marketable securities. Accordingly, management believes that we will have sufficient liquid resources to operate through at least December 31, 2007.

Fiscal 2005 vs. 2004

As shown in the accompanying consolidated financial statements, we had net losses of approximately $885,800 and $496,200 in 2005 and 2004, respectively. The net loss in 2005 and 2004 included a nonrecurring income item relating to forgiveness of debt of approximately $297,800. We had a working capital deficiency of approximately $418,000 and $38,400 at December 31, 2005 and 2004 respectively. We also had a stockholders' deficiency of approximately $2,852,000 and $1,974,500 at December 31, 2005 and 2004, respectively.

We had a negative cash flow from operating activities of approximately $366,200 and $467,500 at December 31, 2005 and 2004 respectively. We also had cash provided by financing activities of $500,000 and $670,000 at December 31, 2005 and 2004 respectively. Our net loss of approximately $885,800 and $496,150 increased our accumulated deficit to approximately $20,160,000 and $19,274,200 at December 31, 2005 and 2004 respectively.

During 2005, we sold $500,000 of 7% convertible promissory notes. We also owned marketable securities which were classified as available-for-sale and consisted of equity securities with an aggregate fair value of approximately $193,800 and a cost totaling approximately $646,000 at December 31, 2005. The net unrealized holding loss was approximately $452,200 for the year ended December 31, 2005 which increased accumulated other comprehensive loss, a component of total stockholders' deficiency to approximately $603,400 as of December 31, 2005.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      In the normal course of business, operations of the Company are exposed to fluctuations in interest rates and foreign currencies. These fluctuations can vary the cost of financing, investment yields and operations of the Company.

The Company does not have any investments that would be classified as trading securities under generally accepted accounting principles.

The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company's overall exposure for foreign currency at December 31, 2006, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company's balance sheet, net sales, net income or cash flows over a one-year period.

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

The cost and fair market value of marketable securities available-for-sale held as of December 31:

      --------------------------------------------------------------------------
                    December 31, 2006    December 31, 2005     December 31, 2004
      --------------------------------------------------------------------------
      Cost             $       --            $  646,057           $  646,057
      --------------------------------------------------------------------------
      Fair Value       $       --            $  193,783           $  247,811
      --------------------------------------------------------------------------

In December, 2006 the company sold all available for sale securities and recorded an actual loss of approximately $433,000.

Item 8. Financial Statements and Supplementary Data

Biocoral, Inc. and Subsidiaries Index to Consolidated Financial Statements and Schedule.

Financial Statements:

Management's Report on Internal Control over Financial Reporting                                        F-2
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting    F-3
Report of Independent Registered Public Accounting Firm                                                 F-4
Consolidated Balance Sheets as of December 31, 2006, 2005 and 2004                                      F-5
Consolidated Statements of Operation for the years ended December 31, 2006, 2005 and 2004               F-6
Consolidated Statements of Changes in Stockholders' Deficiency and Comprehensive loss
for the years ended December 31, 2006, 2005 and 2004                                                    F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004              F-8
Note to Consolidated Financial Statements                                                               F-9-F20

Management's Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in this Internal
Control-Integrated Framework.

Based on our assessment, we believe that, as of December 31, 2006, our internal control over financial reporting was effective at a reasonable assurance level based on these criteria.

Moore & Associates Chrtd., our independent registered public accounting firm, has issued an audit report, included in page F-3, on our assessment of our internal control over financial reporting.

           Report of Independent Registered Public Accounting Firm on
                   Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Biocoral, Inc

      We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that Biocoral, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Biocoral, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

      In our opinion, management's assessment that Biocoral, Inc., maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion Biocoral, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Biocoral, Inc. as December 31, 2006, 2005 and 2004, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2006 and our report dated March 28, 2007 expressed an unqualified opinion thereon.


/s/ Moore & Associates, Chartered
Moore & Associates, Chartered

March 28, 2007
Las Vegas, Nevada

      Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Biocoral, Inc.:

We have audited the accompanying consolidated balance sheets of Biocoral, Inc. and subsidiaries as of December 31, 2006, 2005 and 2004 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biocoral, Inc. and subsidiaries at December 31, 2006, 2005 and 2004 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

We have also audited in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Biocoral Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2007 expressed an unqualified opinion thereon.


/s/ Moore & Associates, Chartered
Moore & Associates, Chartered

March 28, 2007
Las Vegas, Nevada

                         BIOCORAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                        ASSETS
                                                                                  December 31,    December 31,    December 31,
                                                                                      2006            2005            2004
                                                                                  ------------    ------------    ------------
 Current Assets
  Cash                                                                            $    287,773    $    127,211    $    129,508
  Investments in marketable securities                                                      --         193,783         247,811
  Accounts receivable, net of allowance for doubtful accounts
   $0 for 2006, $2,300 for 2005, $2,700 for 2004                                       175,900         136,076          53,276
  Inventories                                                                          244,675         125,100         156,500
  Prepaid expenses and other current assets                                             27,744          22,507          37,507
                                                                                  ------------    ------------    ------------

    Total Current Assets                                                               736,092         604,677         624,602

 Property and equipment, net                                                            25,279          31,300          21,500
 Restricted cash held in escrow                                                         11,049          11,049          11,049
 Investment in limited partnership                                                       4,162          10,444          20,209
 Intangible assets, net                                                                527,879         405,707         257,628
 Other assets                                                                           20,157          12,633          15,320
                                                                                  ------------    ------------    ------------

     Total Assets                                                                 $  1,324,618    $  1,075,810    $    950,308
                                                                                  ============    ============    ============


                                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 Current  Liabilities
  Accounts payable                                                                $    726,555    $    713,123    $    568,747
  Current portion of due to officer                                                    190,937         158,935          85,258
  Accrued interest payable                                                             313,762         150,701           8,951
  Current portion of long-term debt                                                         --              --              --
                                                                                  ------------    ------------    ------------
   Total Current Liabilities                                                         1,231,254       1,022,759         662,956

 Due to Officer, net of current portion                                                750,000         600,000         412,500
 Long-term debt, net of current portion                                              2,700,000       2,300,000       1,800,000
 Deferred employee benefits                                                              5,531           5,000          49,200
                                                                                  ------------    ------------    ------------

   Total Liabilities                                                                 4,686,785       3,927,759       2,924,656
                                                                                  ------------    ------------    ------------

 Commitments and contingencies

 Stockholders' Deficiency
   Preferred stock; par value $.001 per share; 1,000,000  shares
     authorized; none issued                                                                --              --              --
   Common Stock; $.001 par value;  100,000,000 shares authorized;
     11,353,817 shares issued and outstanding as of December 31, 2006,
     11,353,816 shares issued and outstanding as of December 31, 2005,
     11,353,819 shares issued and outstanding as of December 31, 2004,                  11,354          11,354          11,354
   Additional paid-in capital                                                       17,900,090      17,900,090      17,900,090
   Accumulated other comprehensive loss                                               (222,635)       (603,447)       (611,633)
   Accumulated deficiency                                                          (21,050,976)    (20,159,946)    (19,274,159)
                                                                                  ------------    ------------    ------------

       Total Stockholders' Deficiency                                               (3,362,167)     (2,851,949)     (1,974,348)
                                                                                  ------------    ------------    ------------

          Total Liabilities and Stockholders' Deficiency                          $  1,324,618    $  1,075,810    $    950,308
                                                                                  ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                            Years ended December 31,
                                                                                      2006            2005            2004
                                                                                  ------------    ------------    ------------
 Net sales                                                                        $    408,205    $    316,200    $    351,600
 Cost of sales                                                                         121,244         222,400         172,100
                                                                                  ------------    ------------    ------------

  Gross Profit                                                                         286,961          93,800         179,500
                                                                                  ------------    ------------    ------------

 Operating Expenses
  Research and development                                                              49,892         114,200         245,590
  Consulting and professional fees                                                     222,075         321,995         261,255
  Depreciation and amortization                                                         52,454          40,469          12,284
  General and administrative                                                           232,281         341,010         375,042
                                                                                  ------------    ------------    ------------

   Total Operating Expenses                                                            556,702         817,674         894,171
                                                                                  ------------    ------------    ------------

  Loss From Operations                                                                (269,741)       (723,874)       (714,671)
                                                                                  ------------    ------------    ------------

 Other Income (Expense)
  Interest, net                                                                       (186,645)       (152,826)       (162,175)
  Equity in loss of partnership                                                         (6,282)         (9,765)        (15,000)
  Realized loss on sale of marketable securities                                      (433,446)             --              --
  Dividend income                                                                        3,878           1,728              --
  Foregivenss of debt                                                                       --              --         297,800
  Litigation contingency loss                                                               --         (16,050)        (54,576)
  Other                                                                                  1,206          15,000              --
                                                                                  ------------    ------------    ------------

    Total Other Income (Expense)                                                      (621,289)       (161,913)         66,049
                                                                                  ------------    ------------    ------------

  Restated capitalization of intangible assets                                              --              --         152,472
                                                                                  ------------    ------------    ------------

 Net (Loss) Income                                                                    (891,030)       (885,787)       (496,150)

 Other Comprehensive Income (Loss)
   Foreign translation gain (loss)                                                     (71,463)         62,214          36,374
   Unrealized gain (loss) on marketable securities                                     452,275         (54,028)         39,622
                                                                                  ------------    ------------    ------------

 Comprehensive (Loss) Income                                                      $   (510,218)   $   (877,601)   $   (420,154)
                                                                                  ============    ============    ============

  Net (loss) income per share

       Basic                                                                      $      (0.08)   $      (0.08)   $      (0.04)
                                                                                  ============    ============    ============
       Diluted

  Weighted average number of shares outstanding

       Basic                                                                        11,353,817      11,353,816      11,299,267
                                                                                  ============    ============    ============
       Diluted

The accompanying notes are an integral part of these consolidated financial statements.

                          BIOCORAL, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY AND
                               COMPREHENSIVE LOSS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                                                              Accumulated
                                                                          Common Stock                           Other
                                                                     --------------------      Additional    Comprehensive
                                                                       Shares     Amount    Paid-in Capital      Loss
                                                                     ----------   -------   ----------------   ---------
 Balance, January 1, 2004                                            11,297,573    11,298        17,337,292    (687,629)

 Net loss

 Adjustment for capitalization of intangible assets as of 01/01/04

 Other comprehensive gain - increase in market value of
   marketable securities                                                     --        --                --      39,622

 Other comprehensive gain - foreign currency translation                     --        --                --      36,374
                                                                     ----------   -------     -------------   ---------

 Total comprehensive income                                                  --        --                --      75,996

 Conversion of convertible debentures                                    56,246        56           562,798          --
                                                                     ----------   -------     -------------   ---------

 Balance, December 31, 2004                                          11,353,819    11,354        17,900,090    (611,633)



 Foreign currency translation gain                                                                               62,214

 Other comprehensive gain - increase in market value of
   marketable securities                                                                                        (54,028)

 Other                                                                       (3)

 Net loss                                                                    --        --                --          --
                                                                     ----------   -------     -------------   ---------

 Balance, December 31, 2005                                          11,353,816    11,354        17,900,090    (603,447)


 Other comprehensive loss - foreign currency translation                                                        (71,463)

 Other comprehensive gain - increase in market value of
   marketable securities and adjustment for securities sold                                                     452,275

 Other                                                                        1

 Net loss                                                                    --        --                --          --
                                                                     ----------   -------     -------------   ---------

 Balance, 12/31/06                                                   11,353,817   $    --     $  17,900,090   $(222,635)
                                                                     ==========   =======     =============   =========


                                                                                          Total
                                                                     Accumulated      Stockholders'   Comprehensive
                                                                      Deficiency       Deficiency          Loss
                                                                     ------------     -------------   -------------
 Balance, January 1, 2004                                             (18,778,009)      (2,117,048)      (373,623)

 Net loss                                                                (648,622)        (648,622)      (648,622)

 Adjustment for capitalization of intangible assets as of 01/01/04        152,472          152,472        152,472

 Other comprehensive gain - increase in market value of
   marketable securities                                                       --           39,622         39,622

 Other comprehensive gain - foreign currency translation                       --           36,374         36,374
                                                                     ------------      -----------       --------

 Total comprehensive income                                              (496,150)      (2,537,202)      (420,154)

 Conversion of convertible debentures                                          --          562,854             --
                                                                     ------------      -----------       --------

 Balance, December 31, 2004                                           (19,274,159)      (1,974,348)      (420,154)
                                                                                                         ========


 Foreign currency translation gain                                                          62,214         62,214

 Other comprehensive gain - increase in market value of
   marketable securities                                                                   (54,028)       (54,028)

 Other

 Net loss                                                                (885,787)        (885,787)      (885,787)
                                                                     ------------      -----------       --------

 Balance, December 31, 2005                                           (20,159,946)      (2,851,949)      (877,601)
                                                                                                         ========

 Other comprehensive loss - foreign currency translation                                   (71,463)       (71,463)

 Other comprehensive gain - increase in market value of
   marketable securities and adjustment for securities sold                                452,275        452,275

 Other                                                                                          --             --

 Net loss                                                                (891,030)        (891,030)      (891,030)
                                                                     ------------      -----------       --------

 Balance, 12/31/06                                                   $(21,050,976)     $(3,362,167)      (510,218)
                                                                     ============      ===========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Years Ended December 31,
                                                               --------------------------------------------
                                                                   2006            2005            2004
                                                               ------------    ------------    ------------
 Cash flows from operating activities
  Net loss                                                     $   (891,030)   $   (885,787)   $   (496,150)
  Adjustments to reconcile net loss to net cash used in
   operating activities
     Depreciation and amortization                                   52,454          40,469          12,284
     Equity in loss of partnership                                    6,282           9,765          15,000
     Forgiveness of debt                                                 --              --        (297,800)
     Provision for doubtful accounts                                 (2,300)           (400)            800
     Realized loss on sale of marketable securities                 433,446              --              --
  Change in operating assets and liabilities
   Accounts receivable                                              (37,524)        (82,400)         83,124
   Inventories                                                     (119,575)         31,400          27,100
   Prepaid expenses and other current assets                         (5,237)         15,000         (36,307)
   Other assets                                                      (7,524)          2,687          (2,820)
   Accounts payable and accrued interest payable                    176,493         286,126          95,081
   Current portion of due to officer                                 32,002          73,677        (283,742)
   Due to officer                                                   150,000         187,500         412,500
   Deferred employee benefits                                           531         (44,200)          3,500
                                                               ------------    ------------    ------------

 Net cash  provided by (used in) operating activities              (211,982)       (366,163)       (467,430)
                                                               ------------    ------------    ------------

 Cash flows from investing activities
   Purchase of property and equipment                               (15,312)             --              --
   Capitalization of intangible assets                             (153,292)       (176,848)       (152,472)
   Proceeds from sale of marketable securities                      212,611              --              --
                                                               ------------    ------------    ------------
 Net cash provided by (used in) investing activities                 44,007        (176,848)       (152,472)
                                                               ------------    ------------    ------------

 Cash flows from financing activities
   Principal payments on long-term debt                                  --              --         (41,000)
   Proceeds from long-tem debt                                      400,000         500,000         670,000
                                                               ------------    ------------    ------------

 Net cash provided by (used in) financing activities                400,000         500,000         629,000

 Effects of changes in exchange rates on cash                       (71,463)         40,714          31,921
                                                               ------------    ------------    ------------

 Net increase (decrease) in cash                                    160,562          (2,297)         41,019
                                                               ------------    ------------    ------------

 Cash, beginning of period                                          127,211         129,508          88,489
                                                               ------------    ------------    ------------

 Cash, end of period                                           $    287,773    $    127,211    $    129,508
                                                               ============    ============    ============


 Supplemental Statements of Cash Flows Information
                                                                   2006            2005            2004
                                                                   ----            ----            ----
      Conversion of Interest and advances to common stock      $         --    $         --    $    462,854
                                                               ============    ============    ============
      Conversion of 7% notes to common stock                   $         --    $         --    $    100,000
                                                               ============    ============    ============

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

Note 2 - Liquidity

      The Company had net losses of approximately $891,000, $885,800 and $496,200 in 2006, 2005 and 2004, respectively. The net loss in 2004 includes a nonrecurring income item relating to forgiveness of debt of approximately $297,800 (See Note 8(A)). Management believes that it is likely that the Company will continue to incur net losses through at least 2007. The Company had a working capital deficiency of approximately $495,200, $418,100 and $38,400 for 2006, 2005 and 2004, respectively. The
      Company also had a stockholders' deficiency of approximately $3,362,200, $2,852,000 and $1,974,400 at December 31, 2006, 2005 and 2004,
      respectively. During January and September 2005, the Company received approximately $500,000 relating to the issuance of the 7% convertible promissory notes payable (See Notes 8(C)). During 2006, the Company received $400,000 additional funds. These funds together with the previously held 6% convertible notes payable and 7% convertible promissory note payable, were converted to 7% non-convertible notes payable on December 31, 2006. (See Notes 8(A), (C) and (D)). In addition, during 2006, the Company received proceeds of approximately $210,000 from the sale of marketable securities. Management believes that these funds will provide sufficient working capital to operate through 2007.

Note 3 - Summary of Significant Accounting Policies

      (A) Basis of Presentation

      The accompanying consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

      (B) Principles of Consolidation

      The accompanying consolidated financial statements include all of the accounts of Biocoral, Inc. and its wholly-owned subsidiaries as of and for the period ended December 31, 2006, 2005 and 2004. Cabestan, Inc., 3H "Healthcare and High Biotechnology Innovation, Inc." and Immo Distribution, Ltd., are not operating subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

      (C) Cash and Cash Equivalents

      The Company considers cash on hand, cash in banks, certificates of deposit, time deposits and other short term securities with maturities of three months or less when purchased as cash and cash equivalents. There were no cash equivalents held by the Company at December 31, 2006, 2005 and 2004.

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

      (F) Investments in Marketable Securities

      The Company invested in European common stocks. Available-for-sale securities are carried at fair market value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' deficiency. In determining realized gains and losses, the cost of the securities sold is based upon the specific identification method. The Company reviewed each marketable security to determine whether a decline in fair market value in other than temporary. If the decline is deemed other than temporary, the cost basis of the individual security is written down to the fair value as a new cost basis and the amount written down is included in operations as a realized loss.

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

      (I) Investment in Limited Partnership

      The Company owns a 9.3% interest in Bensenville Associates Ltd., a limited partnership, which is accounted for under the equity method of accounting. Under this method, the initial investment is recorded at cost. Subsequently, the investment is increased or decreased for the Company's pro-rata share of the partnership's income and losses. The Company's share of the loss in the partnership for the years ended December 31, 2006, 2005 and 2004 was approximately $6,300, $9,800 and $15,000, respectively, and the book value of the investment at December 31, 2006, 2005 and 2004 was $4,162, $10,444, and $20,209, respectively.

      (J) Intangible Assets

      Intangible assets consist primarily of developed technology and patents (developed and purchased), trademarks, trade names and customer relationships. Intangible assets with an indefinite life, including certain trademarks and trade names, are not amortized. The useful life of indefinite life intangible assets is assessed annually to determine whether events and circumstances continue to support an indefinite life. Amortization is computed using the straight line method over the estimated period of the benefit. The

      Company retroactively capitalized $157,743 of costs in 2004. These costs represent costs in order to secure new patents for enhancements to existing ones, as well as new patents in different countries for all of the pending applications.The components of intangible assets and costs capitalized in 2006, 2005 and 2004 are as follows:

      --------------------------------------------------------------------------
                                                    2006       2005       2004
      --------------------------------------------------------------------------
      Beginning Intangible Assets                 $454,273   $277,425   $119,682
      --------------------------------------------------------------------------
      Add: Capitalized Costs                       163,024    176,848    157,743
      --------------------------------------------------------------------------
      Less: Accumulated Amortization                89,418     48,566     19,797
      --------------------------------------------------------------------------
      Net Intangible Assets                       $527,879   $405,707   $257,628
      -------------------------------------------------------===================

      (K) Impairment of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. Management believes that there are no impaired long-lived assets at December 31, 2006, 2005 and 2004.

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

      (N) Shipping and Handling Costs

      Shipping and handling costs are included in cost of sales in accordance with guidance established by the Emerging Issues Task Force, issue No. 00-10, "Accounting for Shipping and Handling Costs." During 2006, 2005 and 2004, there were no material shipping and handling costs.

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

      Under SFAS 128 basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares outstanding during the year. Diluted net earnings per share is computed by dividing the net earnings for the year by the weighted average number of common share and common share equivalents outstanding during the year. Common stock equivalents would arise from the exercise of stock options. For the year ended December 31, 2006 and 2005, none were issued. For the year ended December 31, 2004, the Company cancelled options granted June 30, 1999 for purchasing the total of 34,270 shares and granted the new options for purchasing the total of 200,000 shares. Diluted net loss has not been disclosed for the years ended December 31, 2006, 2005 and 2004 as the effect is anti-dilutive.

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

      The change in cumulative translation adjustments during the years ended December 31, 2006, 2005 and 2004 was as follows:

      --------------------------------------------------------------------------------------
                                                             2006        2005        2004
      --------------------------------------------------------------------------------------
      Beginning accumulated translation adjustments       $(151,172)  $(213,386)  $(249,760)
      --------------------------------------------------------------------------------------
      Translation adjustments for the period then ended     (71,463)     62,214      36,374
      --------------------------------------------------------------------------------------
      Ending accumulated translation adjustments          $(222,635)  $(151,172)  $(213,386)
      ----------------------------------------------------==================================

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

      The change in accumulated unrealized loss on investments in marketable securities during the year ended December 31, 2006, 2005 and 2004 was as follows:

      -----------------------------------------------------------------------------------------------------
                                                                          2006         2005         2004
      -----------------------------------------------------------------------------------------------------
      Beginning accumulated unrealized loss on marketable securities   $(452,274)   $(398,246)   $(437,868)
      -----------------------------------------------------------------------------------------------------
      Unrealized gain (loss) arising during the year                     452,274      (54,028)      39,622
      -----------------------------------------------------------------------------------------------------
      Reclassification adjustment gain                                        --           --           --
      -----------------------------------------------------------------------------------------------------
      Ending accumulated unrealized loss on marketable securities      $       0    $(452,274)   $(398,246)
      -----------------------------------------------------------------====================================

      (T) Fair Value of Financial Instruments

      The Financial Accounting Standards Board ("FASB") issued SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", which requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued interest payable approximate fair value at December 31, 2006, 2005 and 2004, due to the relatively short maturity of the instruments. The investment in limited partnership is recorded using the equity method and it is not practical to estimate the fair value of this investment without incurring excessive cost, as this investment is not publicly traded. Long-term debt approximates fair value based upon based upon debt terms available for entities under similar terms.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of FAS 157 is effective January 1, 2008. The Company has not yet determined what the effect will be, if any, on their financial statements.

      (U) Use of Estimates

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

      (V) Recent Accounting Pronouncements

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

      In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements)," that changes requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment is made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. Statement 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 (calendar year
      2006).

      In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109," ("FIN 48"). FIN 48 prescribes a comprehensive model as to how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The adoption of FIN 48 is effective January 1, 2007. The Company has not yet determined what the effect will be, if any, on their financial statements.

      In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)," ("FAS 158"). Among other things, FAS 158 requires companies to prospectively recognize a net liability or asset and to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets, with an offsetting adjustment to accumulated other comprehensive income; such recognition will not affect the Company's statement of income. The adoption of FAS 158 is effective for the year ending December 31, 2006. The Company has not yet determined what the effect will be, if any, on their financial statements.

      Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

      (W) Reclassifications

      Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Note 4 - Investments in Marketable Securities

      During 2006, 2005 and 2004, the Company classified its investments in marketable securities as available for sale, and those that intend to hold for more than one year as non-current. Unrealized holding gains and losses are reported as a separate component of stockholders' deficiency as part of accumulated other comprehensive income (loss) until realized. The following is a reconciliation of original cost to fair market value for securities held as of December 31:

      ---------------------------------------------------------------------------------------------
                                                                   2006        2005         2004
      ---------------------------------------------------------------------------------------------
      Investments in marketable securities, at cost              $     --   $ 646,057    $ 646,057
      ---------------------------------------------------------------------------------------------
      Unrealized loss                                            $     --    (452,274)    (398,246)
      ---------------------------------------------------------------------------------------------
      Investment in marketable securities at fair market value   $     --     193,783      247,811
      ---------------------------------------------------------------------------------------------
      Less current portion                                       $     --    (193,783)    (247,811)
      ---------------------------------------------------------------------------------------------
      Non-current portion                                        $     --   $      --    $      --
      -----------------------------------------------------------==================================

      In December, 2006 the company sold all available for sale securities and recorded an actual loss of approximately $433,000.

Note 5 - Inventories

      Inventories consist of the following at December 31:

      ------------------------------------------------------------------------------
                                                        2006       2005       2004
      ------------------------------------------------------------------------------
      Raw materials                                   $ 27,100   $ 18,300   $ 23,300
      ------------------------------------------------------------------------------
      Work in process                                   54,700     36,000     48,300
      ------------------------------------------------------------------------------
      Finished goods                                   162,900     70,800     85,000
      ------------------------------------------------------------------------------
                                                      $244,700   $125,100   $156,600
      ------------------------------------------------==============================

Note 6 - Property and Equipment

      Property and equipment consists of the following at December 31:

      -------------------------------------------------------------------------------
                                                          2006       2005       2004
      -------------------------------------------------------------------------------
      Land                                             $ 12,160   $ 12,160   $ 12,160
      -------------------------------------------------------------------------------
      Buildings and improvements                        185,000    185,000    185,000
      -------------------------------------------------------------------------------
      Equipment and furnishings                         223,340    223,340    202,400
      -------------------------------------------------------------------------------
                                                        420,500    420,500    399,000
      -------------------------------------------------------------------------------
      Less accumulated depreciation and amortization    395,220    389,200    377,500
      -------------------------------------------------------------------------------
                                                       $ 25,280   $ 31,300   $ 21,500
      -------------------------------------------------==============================

Note 7 - Intangible Assets

      Intangible assets consist of the following at December 31:

      --------------------------------------------------------------------------------
                                                          2006       2005       2004
      --------------------------------------------------------------------------------
      Intangible assets                                 $617,297   $454,273   $277,425
      --------------------------------------------------------------------------------
      Less: Accumulated amortization                      89,418     48,566     19,797
      --------------------------------------------------------------------------------
      Intangible assets, net                            $527,829   $405,707   $257,628
      --------------------------------------------------==============================

Note 8 - Long-Term Debt

      Long-term debt consists of the following at December 31:

      --------------------------------------------------------------------------------
                                                     2006         2005         2004
      --------------------------------------------------------------------------------
      6% convertible promissory
      notes payable (A)                           $        0   $  700,000   $  700,000
      --------------------------------------------------------------------------------
      ANVAR advances (B)                                   0            0            0
      --------------------------------------------------------------------------------
      7% convertible promissory
      notes payable (C)                                    0    1,600,000    1,100,000
      --------------------------------------------------------------------------------
      7% non-convertible
      promissory notes payable (D)                 2,700,000            0            0
      --------------------------------------------------------------------------------
                                                           0    2,300,000    1,800,000
      --------------------------------------------------------------------------------
      Less current portion                                                          --
      --------------------------------------------------------------------------------
                                                  $2,700,000   $2,300,000   $1,800,000
      --------------------------------------------====================================

(A) On March 25, 2002 the holders of the 6% convertible promissory notes payable (the "6% Notes") agreed to extend the due date from December 31, 2002 to December 31, 2004 and on March 1, 2004 agreed to extend the due date to December 31, 2006. On January 23rd, 2006, the note holders agreed to extend the due date from December 31, 2006 to December 31, 2008. The 6% Notes were convertible at any time, at a rate of $.045, at the holder's option, subject to Company approval. The 6% Notes were not affected by the reverse stock split on December 23, 2002. Interest on the 6% Notes is payable annually, at the Company's option, either in cash or common stock of the Company. The Company sold the 6% Notes in the aggregate principal amount of $3,000,000 to "accredited investors" during year 2000 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933. A portion of the proceeds, $1,000,000, had been held in an escrow account pending the Company's issuance of all of the required regulatory documents and the listing of the Company's common stock for trading on The NASDAQ Stock Market. On June 26, 2003, the money held in the escrow account was returned to the note holders. Since the $1,000,000 proceeds were never used by the Company, but always maintained in the escrow account, the Company wrote off the prior years' accrued interest of $179,836 and the accrued issuance costs of $80,000 associated with these 6% Notes resulting in a benefit of $259,836, which was recorded as forgiveness of debt in the consolidated statements of operations.

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

      Pursuant to an agreement dated December 20, 2006 with each of the note holders, all of these 6% convertible promissory notes payable were converted to 7% non-convertible promissory notes payable. (See Note 8(D)).

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

      Pursuant to an agreement dated December 20, 2006 with all of the note holders, all of these 7% convertible promissory notes payable were converted to 7% non-convertible promissory notes payable. (See Note 8(D)).

(D) The Company issue, the new 7% non-convertible promissory notes payable (the "7% Non- Convertible Promissory Notes") in the aggregate principal amount of $2,700,000 to "accredited investors" in December 2006 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933.

      The Company's 7% Non-Convertible Promissory Notes are due on December 31, 2009. The Company may at any time at it sole option, prepay in whole or in part the principal amount without penalty, plus accrued interest to the date of prepayment, of all outstanding7% Non-Convertible Promissory Notes, upon 30 days' written notice by certified or registered mail to the registered holder or holders of all outstanding 7% Non-Convertible Promissory Notes. Such notice shall be mailed to Note holders at their address last appearing on the Company's books. All payments related to the 7% Non-Convertible Promissory Notes shall be made to holder or holders in United States funds.

      During December 2006, the Company converted all of the existing 6% convertible promissory notes payable and 7% convertible promissory notes payable together with the $400,000 received during 2006 in the total aggregate principal amount of $2,700,000 to 7% Non-Convertible Promissory Notes.

      The total aggregate maturities of long-term debt at December 31, 2006 are as follows:

           ---------------------------------------------------------------------
                December 31,
           ---------------------------------------------------------------------
                    2007                                                   0,00
           ---------------------------------------------------------------------
                    2008                                                   0,00
           ---------------------------------------------------------------------
                    2009                                            $ 2,700,000
           ---------------------------------------------------------------------
                                                                    $ 2,700,000
           -------------------------------------------------------==============

Note 9 - Income Taxes

      At December 31, 2006, the Company had net operating loss carry forwards of approximately $12,256,000 available to reduce future Federal taxable income, which, if not used, will expire at various dates through December 31, 2025. These net operating loss carry forwards create a deferred tax asset of approximately $4,290,000. There are no other material differences between amounts used for financial reporting purposes and tax reporting purposes. Since it is more likely than not that the Company will not realize a benefit from these net operating loss carry forwards a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

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

      Income taxes differ from the statutory rate due to the following at December 31:

      --------------------------------------------------------------------------------------
                                                           2006         2005         2004
      --------------------------------------------------------------------------------------
      Income tax benefit at 35%                         $(311,000)   $(310,000)   $(221,000)
      --------------------------------------------------------------------------------------
      Utilization of net operating loss carry forward     311,000      310,000      221,000
      --------------------------------------------------------------------------------------
                                                        $      --    $      --    $      --
      --------------------------------------------------====================================

Note 10 - Stock Option Plan

      In December 21, 2004, the Company decided to cancel all option contracts and reissue new contracts. A summary of the Company's stock option activity is as follows for the years ended December 31, 2006, 2005 and 2004:

      ---------------------------------------------------------------------------------------------
                                                                              Common Stock
      ---------------------------------------------------------------------------------------------
                                                                                  Weighted average
                                                                       Shares      Exercise Price
      ---------------------------------------------------------------------------------------------
      Outstanding, December 31, 2003                                    34,270              89.88
      ---------------------------------------------------------------------------------------------
      Cancelled                                                        (34,270)
      ---------------------------------------------------------------------------------------------
      Granted                                                          200,000              10.00
      ---------------------------------------------------------------------------------------------
      Exercised
      ---------------------------------------------------------------------------------------------
      Outstanding, December 31, 2004                                   200,000           $  10.00
      ---------------------------------------------------------------------------------------------
      Granted                                                               --
      ---------------------------------------------------------------------------------------------
      Exercised                                                             --
      ---------------------------------------------------------------------------------------------
      Outstanding, December 31, 2005                                   200,000           $  10.00
      ---------------------------------------------------------------------------------------------
      Granted                                                               --
      ---------------------------------------------------------------------------------------------
      Exercised                                                             --
      ---------------------------------------------------------------------------------------------
      Outstanding, December 31, 2006                                   200,000           $  10.00
      ---------------------------------------------------------------------------------------------

      The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of the Company's stock options outstanding is as follows:

         -------------------------------------------------------------------------------------------------------------
                                                Options Outstanding                          Options Exercisable
         -------------------------------------------------------------------------------------------------------------
                                                     Weighted-
                                                      Average            Weighted-                           Weighted-
                                                     Remaining            Average                             Average
                                    Number          Contractual          Exercise           Number           Exercise
          Exercise Prices        Outstanding           Life               Price          Exercisable          Price
         -------------------------------------------------------------------------------------------------------------
              $10.00               200,000             (3.00)            $ 10.00           200,000           $ 10.00
         -------------------------------------------------------------------------------------------------------------

Note 11 - Segment and Geographic Information

      Information about the Company's assets and its operations in different geographic locations at December 31, 2006, 2005 and 2004 is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

      The following shows information about the Company's foreign operations at December 31, 2006, 2005 and 2004:

      ----------------------------------------------------------------------------------
                                                          2006         2005       2004
      ----------------------------------------------------------------------------------
      Net Sales:
      ----------------------------------------------------------------------------------
      France                                          $  182,800   $  152,000   $171,000
      ----------------------------------------------------------------------------------
      Other European countries                           139,500      113,900    108,200
      ----------------------------------------------------------------------------------
      Others                                              85,905       50,300     72,300
      ----------------------------------------------------------------------------------
                                                      $  408,205   $  316,200   $351,500
      ------------------------------------------------==================================
      Total Assets:
      ----------------------------------------------------------------------------------
      United States                                   $  905,418   $  714,610   $668,208
      ----------------------------------------------------------------------------------
      France                                             419,200      361,200    282,100
      ----------------------------------------------------------------------------------
                                                      $1,324,618   $1,075,810   $950,308
      ------------------------------------------------==================================

Note 12 - Related Party

      The Company has a consulting agreement with its Chairman and President in which he earns $150,000 annually. The agreement expired in August 2005 and was renewed for an additional three years in September 2005. At December 31, 2006, 2005 and 2004 the Company owed this individual an aggregate of $940,937, $758,935 and $497,758, respectively, of which $750,000, $600,000 and $412,500, respectively relate to the consulting agreement, the balance of $189,117, $157,115 and $83,438, respectively relate to un-reimbursed travel expenses and $1,820 relate to start-up costs. In the year ended December 31, 2006, to help the Company's cash position, the president has deferred receipt of any cash compensation for 2006 pursuant to his consulting agreement.

Note 13 - Commitments and Contingencies

      The Company rents certain office space under an operating lease expiring on April 30, 2004, with an automatic renewal of three years. The lease has been renewed for the three years ending April 30, 2007. This agreement is transferable and can be cancelled with six months notice. The company is currently in negotiations with the landlord for an extension of one to three years at the same rental amounts. Rent expenses were for the years ended December 31, 2006 approximately $58,400* and for the year ended December 31, 2005 approximately $58,000* and for the year ended December 31, 2004 approximately $55,200*.

      At December 31, 2006, total minimum rentals under noncancellable operating leases with an initial or remaining term lease term of one year or more are as follows:

              --------------------------------------------------------------
                     Year Ending
                    December 31:
              --------------------------------------------------------------
                        2007                                          17,333
              --------------------------------------------------------------
                                                                    $ 17,333
              ---------------------------------------------------===========

      *The Euro to Dollar conversions are based upon an average conversion rate of $1.27 to (euro)1.00 for 2006, $1.26 to (euro)1.00 for 2005 and $ 1.20 to (euro)1.00 for 2004. This is an average estimated over the periods indicated and is subject to fluctuation during such periods.

Note 14 - Selected Quarterly Financial Data - (Unaudited)

      The results of operations by quarter for the years ended December 31, 2006 and 2005 are presented below (unaudited):

                                                  Three Months    Three Months       Three Months       Three Months
                                                      Ended           Ended              Ended              Ended
                                                 March 31, 2006   June 30, 2006   September 30, 2006  December 31, 2006
                                                 --------------   -------------   ------------------  -----------------
Net sales                                          $    70,900     $    91,800        $    88,800        $   156,705
Cost of sales                                           47,800          64,200             75,100            (65,856)

     Gross Profit                                       23,100          27,600             13,700            222,561
                                                   -----------     -----------        -----------        -----------

       Total Operating Expenses                        165,910         149,491            145,236             96,065
                                                   -----------     -----------        -----------        -----------

     Loss From Operations                             (142,810)       (121,891)          (131,536)           126,496
                                                   -----------     -----------        -----------        -----------

       Total Other Income (Expense)                    (51,609)        (50,528)           (44,115)          (475,037)
                                                   -----------     -----------        -----------        -----------

Net (Loss) Income                                     (194,419)       (172,419)          (175,651)          (348,541)

Other Comprehensive Income (Loss):
     Foreign translation gain (loss)                    27,517          (9,184)             1,223            (91,019)
     Unrealized gain on marketable securities            8,765         (25,935)            39,286            430,159
                                                   -----------     -----------        -----------        -----------

Comprehensive (Loss) Income                        $  (158,137)    $  (207,538)       $  (135,142)       $    (9,401)
                                                   ===========     ===========        ===========        ===========

                                                  Three Months    Three Months       Three Months       Three Months
                                                      Ended           Ended              Ended              Ended
                                                 March 31, 2005   June 30, 2005   September 30, 2005  December 31, 2005
                                                 --------------   -------------   ------------------  -----------------
Net sales                                          $    77,000     $    85,400        $    75,100        $    78,700
Cost of sales                                           49,500          63,600             46,400             62,900

     Gross Profit                                       27,500          21,800             28,700             15,800
                                                   -----------     -----------        -----------        -----------

       Total Operating Expenses                        200,633         169,873            152,042            295,126
                                                   -----------     -----------        -----------        -----------

     Loss From Operations                             (173,133)       (148,073)          (123,342)          (279,326)
                                                   -----------     -----------        -----------        -----------

       Total Other Income (Expense)                    (36,750)        (16,540)           (78,709)           (29,914)
                                                   -----------     -----------        -----------        -----------

Net (Loss) Income                                     (209,883)       (164,613)          (202,051)          (309,240)

Other Comprehensive Income (Loss):
     Foreign translation gain (loss)                   107,583           7,308           (102,496)            49,819
     Unrealized gain on marketable securities          (39,372)        (11,086)            15,850            (19,420)
                                                   -----------     -----------        -----------        -----------

Comprehensive (Loss) Income                        $  (141,672)    $  (168,391)       $  (288,697)       $  (278,841)
                                                   ===========     ===========        ===========        ===========

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure. For discussion regarding changes of our independent accountants, please see our Annual Report on Form 10-KSB for the year ended December 31, 2003 and 2004 and our previously filed Form 8-K.

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

(b) Changes in Internal Control. During the fourth quarter of fiscal year 2006, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management's Report on Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management's assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006 as part of this report. The Company's independent registered public accounting firm also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Management's report and the independent registered public accounting firm's attestation report are included in Item 8 hereof, of this report and are incorporated herein by reference.

Item 9B. Other Information.

None.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

The following persons are our executive officers and directors:

--------------------------------------------------------------------------------
Name                        Age          Positions with our Company
----                        ---          --------------------------
--------------------------------------------------------------------------------
Nasser Nassiri              43           President, Chief Executive Officer and
                                         Chairman of the Board
--------------------------------------------------------------------------------
Yuhko Grossman              42           Secretary, Treasurer and Director
--------------------------------------------------------------------------------
Jean Darondel               64           Director
--------------------------------------------------------------------------------

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

Mr. Roland Schmitthauesler is currently part of the National Center of Blood Transfusion in France. He is the former Chief of the Laboratory of the Plasma Unit at the CRTS in Strasburg. Mr. Roland Schmitthauesler has been associated with the development of Biocoral's autologous glue since 1991.

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

Limitation on Liability of Directors

As permitted by Delaware law, our certificate of incorporation includes a provision which provides that a director shall not be personally liable to us or our stockholders for monetary damages for a breach of fiduciary duty as a director, except (i) for any breach of the director's duty of loyalty to us or our stockholders, (ii) under Section 174 of the General Corporation Law of the State of Delaware, which prohibits the unlawful payment of dividends or the unlawful repurchase or redemption of stock, or (iii) for any transaction from which the director derives an improper personal benefit. This provision is intended to afford directors protection against and to limit their potential liability for, monetary damages resulting from suits alleging a breach of duty of care by a director. As a consequence of this provision, our stockholders will be unable to recover monetary damages against directors for action taken by them which may constitute negligence or gross negligence in performance of their duties unless such conduct falls within one of the foregoing exceptions. The provision, however, does not alter the applicable standards governing a director's fiduciary duty and does not eliminate or limit our right, or the right of any stockholder, to obtain an injunction or any other type of non-monetary relief in the event of a breach of fiduciary duty. We believe this provision will assist in securing and retaining qualified persons to serve as directors.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our Common Stock. Officers, directors and ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2006, no such reports were submitted to us for review and, based upon this, to our knowledge, all Section 16(a) filing requirements applicable to our officers and directors have been complied.

Code of Ethics

We have not yet adopted a code of ethics for our company because our management team currently consists of only three individuals, each of whom is a director and two of whom are executive officers. Because our management team is small, we have determined that a formal code is unnecessary at this time.

Item 11. Executive Compensation

Presently, none of our executive officers receive any salary. However, on September 1, 1997, we entered into a Consulting Agreement with Nasser Nassiri, our Chairman, pursuant to which Mr. Nassiri serves as our Chairman. The Agreement, which was for a three year term, provided for base compensation of $150,000 per annum, reimbursement of certain expenses and for a payment of two years' compensation thereunder in the event of a change in control of the Company. The agreement was renewed, on the same terms, in 2000 for two years until August 30, 2002 and has been renewed during 2002 for an additional three years until August 2005 and has been renewed in August 2005 for an additional three year until August 2008. In the year ended December 31, 2006, to help the Company's cash position, the president has deferred receipt of any cash compensation for 2006 pursuant to his consulting agreement.

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

Aggregate Option Exercises and Fiscal Year-End Option Values

The following table lists the number of securities underlying unexercised options at December 31, 2006.

------------------------------------------------------------------------------------------------
                                                                 NUMBER OF
                                                                SECURITIES         VALUE OF
                                                                UNDERLYING       UNEXERCISED
                                                                UNEXERCISED      IN-THE-MONEY
                                                                  OPTIONS         OPTIONS AT
                                     SHARES                      AT FY-END          FY-END
                                    ACQUIRED         VALUE     EXERCISABLE/      EXERCISABLE/
             NAME                  ON EXERCISE     REALIZED    UNEXERCISABLE    UNEXERCISABLE
------------------------------------------------------------------------------------------------
Nasser Nassiri.............            --             --         100,000/ --     4,400,000/ --
------------------------------------------------------------------------------------------------
Jean Darondel..............            --             --          50,000/ --     2,200,000/ --
------------------------------------------------------------------------------------------------
Yuhko Grossman.............            --             --          50,000/ --     2,200,000/ --
------------------------------------------------------------------------------------------------

Director Compensation

Our directors do not receive compensation for their services as directors, but are reimbursed for travel and all reasonable out-of-pocket expenses incurred in connection with each board meeting attended or other company services.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 20, 2007 by:

      o all persons who are beneficial owners of five percent (5%) or more of our common stock;

      o     each of our directors;

      o     each of our named executive officers; and

      o     all current directors and executive officers as a group.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 20, 2007 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

---------------------------------------------------------------------------------------------------
                                                                 AMOUNT AND NATURE
                                                                   OF BENEFICIAL        PERCENT OF
NAME AND ADDRESS OF BENEFICIAL                                    OWNERSHIP AS OF        SHARES IN
OUTSTANDING OWNER                             TITLE OF CLASS       March 20, 2007        CLASS(5)
---------------------------------------------------------------------------------------------------
Jean Darondel........................          Common Stock          50,000(1)              *
  38 rue Anatole France,
  92594 Levallois Perret Cedex, France
---------------------------------------------------------------------------------------------------
Yuhko Grossman.......................          Common Stock          50,000(2)              *
   38 rue Anatole France,
   92594 Levallois Perret Cedex, France
---------------------------------------------------------------------------------------------------
Nasser Nassiri.......................          Common Stock          100,000(3)             *
   38 rue Anatole France,
   92594 Levallois Perret Cedex, France
---------------------------------------------------------------------------------------------------
All officers and directors                     Common Stock          200,000(4)             *
as a group
---------------------------------------------------------------------------------------------------

*- Indicates less than 1%

(1) Includes for Mr. Darondel options to purchase 50,000 shares of common stock, which are exercisable at $10 per share.

(2) Includes for Ms. Grossman, options to purchase 50,000 shares of common stock, which are exercisable at $10 per share.

(3) Includes for Mr. Nassiri, options to purchase 100,000 shares of common stock, which are exercisable at $10 per share.

(4) The issuance of options to the officers and directors were not approved by our shareholders.

(5) Based upon 11,353,817 shares of common stock outstanding.

       Securities Authorized for Issuance Under Equity Compensation Plans

Other than those listed on the table above, we do not have any equity securities outstanding or authorized for issuance pursuant to any equity compensation plans.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services.

Audit Fees for 2006

Our principal accountant for 2006 is Moore & Associates, Chartered. for services rendered in connection with the audit of our 2006 consolidated financial statements, We have not been billed for the fees for this audit.

We paid Moore & Associates, Chartered. approximately $7,500 for services in connection with the review of our unaudited consolidated financial statements for filing with our Quarterly Reports on Form 10-Q of March 31, 2006, June 30, 2006 and September 30, 2006.

The auditor of our French subsidiaries for 2006 was Consultaudit. For services rendered in connection with the audit of our French subsidiaries' 2006 financial statements, We have not been billed for the fees for this audit.

For services rendered in connection with the review of our French subsidiaries unaudited financial statements for period ended March 31, 2006, June 30, 2006 and September 30, 2006, Consultaudit has billed us 5,100 Euros (or approximately $6,500*), which has not yet been paid.

Audit Fees for 2005

Our principal accountant for 2005 is Moore & Associates, Chartered. For services rendered in connection with the audit of our 2005 consolidated financial statements, we have paid them $12,500.

The auditor of our French subsidiaries for 2005 was Consultaudit. For services rendered in connection with the audit of our French subsidiaries' 2005 financial statements, we have paid them approximately 11,100 euros or approximately $14,013*).

Audit Fees for 2004

Our principal accountant for 2004 was Shelley International CPA. For services rendered in connection with the audit of our 2004 consolidated financial statements and review of the first, second and third quarters of 2005, we paid Shelley

International CPA $23,000. However, our current auditor, Moore & Associates, chartered, whose report covers our consolidated financial statements for the fiscal years end December 31, 2006 and 2005, has reaudited these consolidated financial statements for 2004 which are included in its report for 2006, which is filed herewith.

The auditor of our French subsidiary for 2004 was Consultaudit. For services rendered in connection with the audit of our French subsidiary's 2004 financial statements, we paid Consultaudit 10,839.80 Euros (or approximately $13,000*).

*The Euro to Dollar conversions are based upon an average conversion rate of $1.27 to (euro)1.00 for 2006, $1.26 to (euro)1.00 for 2005 and $ 1.20 to
(euro)1.00 for 2004. This is an average estimated over the periods indicated and is subject to fluctuation during such periods.

Item 15. Exhibits and Reports on Form 8-K.

(a) Unless otherwise indicated, the following is a list of exhibits filed as a part of this annual report:

-------------------------------------------------------------------------------------------------------------
Exhibit Number   Description of Document
-------------------------------------------------------------------------------------------------------------
3.1              Certificate of Incorporation, as amended(1)(2)
-------------------------------------------------------------------------------------------------------------
3.2              By-laws(1)
-------------------------------------------------------------------------------------------------------------
3.3              Certificate of Amendment to Certificate of Incorporation(4)
-------------------------------------------------------------------------------------------------------------
3.4              Certificate of Amendment to Certificate of Incorporation(4)
-------------------------------------------------------------------------------------------------------------
4.1              Form of Company's 3 year 7% Convertible Redeemable Debenture due December 31, 2006(4)
-------------------------------------------------------------------------------------------------------------
4.2              Form of Option Agreement(4)
-------------------------------------------------------------------------------------------------------------
4.3              Form of Company's 3 Year 7 Percent Non-Convertible Promissory Note Due December 31, 2009
-------------------------------------------------------------------------------------------------------------
31               Certification of Nasser Nassiri pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------------------------
32               Certification of Nasser Nassiri pursuant to Rule 13(a)
-------------------------------------------------------------------------------------------------------------

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

(2) Incorporated by reference from Amendment No.1 to the Company's Form 10-SB filed with the Commission on April 18, 1994.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 17, 1998.

(4) Incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-KSB/A filed May 19, 2005.

During the fourth quarter of 2006, we filed no current reports on Form 8-K.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on March 28, 2007.

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

--------------------------------------------------------------------------------
Signature               Title                                    Date
---------               -----                                    ----
--------------------------------------------------------------------------------
/s/ Nasser Nassiri      President, Chief Executive Officer       March 28, 2007
------------------      and Chairman of the Board of Directors
     Nasser Nassiri     (Principal Executive Officer and
                        Principal Accounting Officer)

--------------------------------------------------------------------------------
/s/ Yuhko Grossman      Secretary, Treasurer and Director        March 28, 2007
------------------
     Yuhko Grossman

--------------------------------------------------------------------------------
/s/ Jean Darondel       Director                                 March 28, 2007
-----------------
     Jean Darondel

--------------------------------------------------------------------------------