Form 10-Q
period 2007-03-31
BIOCORAL INC
filed 2007-05-08
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2007

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

                                                        |_| Yes |X| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The  number  of  shares  of  common  stock  outstanding  as of May 1,  2007  was
11,353,817

                         BIOCORAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                                 MARCH 31, 2007

                         BIOCORAL, INC. AND SUBSIDIARIES

                                    CONTENTS

PAGE  2       CONDENSED CONSOLIDATED BALANCE SHEETS  AS OF
              MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006

PAGE  3       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND
              2006 (UNAUDITED)

PAGE  4       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
              STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE LOSS FOR
              THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)
              AND FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

PAGE  5       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2007
              AND 2006 (UNAUDITED)

PAGE  6-10    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (UNAUDITED)

PART I

Item 1. Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      March 31,      December 31,
                                                                         2007            2006
                                                                     ------------    ------------
                                                                     (Unaudited)
 Current Assets:
     Cash                                                            $    283,258    $    287,773
     Investments in marketable securities                                       0              --
     Accounts receivable, net of allowance for doubtful accounts          146,221         175,900
     Inventories                                                          256,900         244,675
     Prepaid expenses and other current assets                             37,036          27,744
                                                                     ------------    ------------
        Total Current Assets                                              723,415         736,092
 Property and equipment, net                                               15,393          25,279
 Restricted cash held in escrow                                            11,049          11,049
 Investment in limited partnership                                          2,611           4,162
 Intangible assets, net                                                   590,148         527,879
 Other assets                                                              30,863          20,157
                                                                     ------------    ------------

        Total Assets                                                 $  1,373,479    $  1,324,618
                                                                     ============    ============
                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 Current  Liabilities:
     Accounts payable                                                $    778,725    $    726,555
     Current portion due to officer                                       199,937         190,937
     Accrued interest payable                                             360,365         313,762
                                                                     ------------    ------------

        Total Current Liabilities                                       1,339,027       1,231,254

 Due to officer, net of current portion                                   787,500         750,000
 Long-term debt, net of current portion                                 2,700,000       2,700,000
 Deferred employee benefits                                                 5,600           5,531
                                                                     ------------    ------------

          Total Liabilities                                             4,832,127       4,686,785
                                                                     ------------    ------------
 Commitments and contingencies
 Stockholders' Deficiency:
     Preferred stock, par value $.001 per share; 1,000,000  shares
        authorized; none issued                                                --              --
     Common Stock; $.001 par value;  100,000,000 shares authorized;
        11,353,817 shares issued and outstanding March 31, 2007
        11,353,816 shares issued and outstanding March 31, 2006            11,354          11,354
     Additional paid-in capital                                        17,900,090      17,900,090
     Accumulated other comprehensive loss                                (217,652)       (222,635)
     Accumulated deficiency                                           (21,152,440)    (21,050,976)
                                                                     ------------    ------------

        Total Stockholders' Deficiency                                 (3,458,648)     (3,362,167)
                                                                     ------------    ------------

        Total Liabilities and Stockholders' Deficiency               $  1,373,479    $  1,324,618
                                                                     ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                          ----------------------------
                                                                              2007            2006
                                                                          ------------    ------------
 Net sales                                                                $    149,500    $     70,900
 Cost of sales                                                                  60,400          47,800
                                                                          ------------    ------------

     Gross Profit                                                               89,100          23,100
                                                                          ------------    ------------

 Operating Expenses:
     Research and development                                                   13,000          20,500
     Consulting and professional fees                                           47,467          52,232
     Depreciation and amortization                                               3,196          11,971
     Administrative expenses                                                    82,799          81,207
                                                                          ------------    ------------

        Total Operating Expenses                                               146,462         165,910
                                                                          ------------    ------------

     Loss From Operations                                                      (57,362)       (142,810)
                                                                          ------------    ------------

 Other Income (Expense):
     Interest, net                                                             (46,551)        (51,609)
     Other                                                                       2,449              --
                                                                          ------------    ------------

        Total Other Income (Expense)                                           (44,102)        (51,609)
                                                                          ------------    ------------

 Net Loss                                                                     (101,464)       (194,419)
 Other Comprehensive Income (Loss):
     Foreign translation gain                                                    4,983          27,517
     Unrealized gain (loss) on marketable securities                                --           8,765
                                                                          ------------    ------------

 Comprehensive Loss                                                       $    (96,481)   $   (158,137)
                                                                          ============    ============

 Basic and diluted net loss per share                                     $      (0.01)   $      (0.02)
                                                                          ============    ============

 Basic and diluted weighted average number of common shares outstanding     11,353,817      11,353,816
                                                                          ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY AND
                               COMPREHENSIVE LOSS
              FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)
               AND FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                                                   Accumulated
                                                                             Common Stock                              Other
                                                                       ------------------------     Additional     Comprehensive
                                                                         Shares        Amount     Paid-in Capital      Loss
                                                                       -----------   -----------  ---------------  -------------
Balance, January 1, 2005                                                11,353,819        11,354      17,900,090    $  (611,633)

Foreign currency translation gain                                                                                        62,214

Unrealized loss on marketable securities                                        (3)                                     (54,028)

Other

Net loss                                                                        --            --              --             --
                                                                       -----------   -----------   -------------    -----------

Balance, 12/31/05                                                       11,353,816        11,354   $  17,900,090    $  (603,447)
                                                                       ===========   ===========   =============    ===========

Foreign currency translation gain                                                                                       (71,463)

Increase in market value of marketable securities and adjustment for
    securities sold                                                                                                     452,275

Other                                                                            1

Net loss                                                                        --            --              --             --
                                                                       -----------   -----------   -------------    -----------

Balance, 12/31/06                                                       11,353,817        11,354   $  17,900,090    $  (222,635)
                                                                       ===========   ===========   =============    ===========

Foreign currency translation gain                                                                                         4,983

Net loss                                                                        --            --              --             --
                                                                       -----------   -----------   -------------    -----------

Balance, 03/31/07                                                       11,353,817        11,354   $  17,900,090    $  (217,652)
                                                                       ===========   ===========   =============    ===========


                                                                                          Total
                                                                       Accumulated     Stockholders'  Comprehensive
                                                                        Deficiency      Deficiency        Loss
                                                                       -------------   -------------  -------------
Balance, January 1, 2005                                               $ (19,274,159)   $(1,974,348)   $  (420,154)

Foreign currency translation gain                                                            62,214         62,214

Unrealized loss on marketable securities                                                    (54,028)       (54,028)

Other


Net loss                                                                    (885,787)      (885,787)      (885,787)
                                                                       -------------    -----------    -----------

Balance, 12/31/05                                                      $ (20,159,946)   $(2,851,949)   $  (877,601)
                                                                       =============    ===========    ===========

Foreign currency translation gain                                                           (71,463)       (71,463)

Increase in market value of marketable securities and adjustment for
    securities sold                                                                         452,275        452,275

Other

Net loss                                                                    (891,030)      (891,030)      (891,030)
                                                                       -------------    -----------    -----------

Balance, 12/31/06                                                      $ (21,050,976)   $(3,362,167)   $  (510,218)
                                                                       =============    ===========    ===========

Foreign currency translation gain                                                             4,983          4,983

Net loss                                                                    (101,464)      (101,464)      (101,464)
                                                                       -------------    -----------    -----------

Balance, 03/31/07                                                      $ (21,152,440)   $(3,458,648)   $   (96,481)
                                                                       =============    ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Three Months Ended
                                                                     March 31,
                                                              ---------------------
                                                                 2007         2006
                                                              ---------------------
Cash flows from operating activities:
    Net loss                                                  $(101,464)   $(194,419)
    Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
         Depreciation and amortization                            3,196       11,971
         Provision for doubtful accounts                             --       (2,300)
    Change in operating assets and liabilities:
       Accounts receivable                                       29,679       77,900
       Inventories                                              (12,225)     (21,000)
       Prepaid expenses and other current assets                 (9,292)     (19,600)
       Restricted cash held in escrow                                --           --
       Investment in partnership                                  1,551           --
       Other assets                                             (10,706)        (400)
       Accounts payable                                          52,170      (38,475)
       Current portion due to officer                             9,000        9,000
       Accrued interest payable                                  46,603       40,250
       Due to officer, net of current portion                    37,500       37,500
       Deferred employee benefits                                    69          100
                                                              ---------    ---------

Net cash (used in) provided by operating activities              46,081      (99,473)
                                                              ---------    ---------

Cash flows from investing activities:
    Acquisition of intangible assets                            (55,579)     (54,202)
                                                              ---------    ---------

Cash flows from financing activities:
    Proceeds from long-tem debt                                      --      150,000
                                                              ---------    ---------

Effects of changes in exchange rates on cash                      4,983       24,117
                                                              ---------    ---------

Increase (decrease) in cash                                      (4,515)      20,442

Cash, beginning of period                                       287,773      127,211
                                                              ---------    ---------

Cash, end of period                                           $ 283,258    $ 147,653
                                                              =========    =========
Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for:
       Interest                                               $      --    $      --
                                                              =========    =========
       Income taxes                                           $      --    $      --
                                                              =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

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

NOTE 2 - LIQUIDITY

      The Company had net losses of approximately $101,500 and $194.400 for the three months ended March 31, 2007 and 2006, respectively and has a positive cash flow from operations of approximately $46,000 for the three months ended March 31, 2007 and has a negative cash flow from operations of $99,473 for the three months ended March 31, 2006. Management believes that it is likely that the Company will continue to incur net losses through at least twelve months. The Company also had a working capital deficiency and stockholders' deficiency approximately $615,600 and $3,458,600 at March 31, 2007. During 2006, the Company received approximately $400,000 of additional funds which were converted to 7% non-convertible notes payable on December 31, 2006 (See Note 5). In addition, during 2006, the Company received proceeds of approximately $210,000 from the sale of marketable securities. Management believes that these funds, in addition to the positive cash flow from operations in the first quarter of 2007 will provide sufficient working capital to operate through 2007.

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      (A) Basis of Presentation

      The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

      (B) Principal of Consolidation

      The accompanying condensed consolidated financial statements include all of the accounts of Biocoral, Inc. and all of its wholly-owned subsidiaries as of and for the period ended March 31, 2007 and 2006. Cabestan, Inc., 3H "Healthcare and High Biotechnology Innovation, Inc." and Immo Distribution are not operating subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      (C) Interim Condensed Consolidated Financial Statements

      The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 30, 2007. The results of operations for the three-months ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the full year.

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

                                                                               Three months ended
                                                                                    March, 31
                                                                            --------------------------
                                                                                2007           2006
                                                                                ----           ----
      Net loss (as reported)                                                $  (101,464)   $  (194,419)

      Deduct : Additional stock based compensation expense under the fair value based method for all awards granted,
          modified or settled during the period, net of related taxes                --             --
                                                                            -----------    -----------

      Pro forma net loss                                                    $  (101,464)   $  (194,419)
                                                                            ===========    ===========

      Basic, as reported                                                    $     (0.01)   $     (0.02)
                                                                            ===========    ===========

      Basic, pro forma                                                      $     (0.01)   $     (0.02)
                                                                            ===========    ===========

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an Amendment of FASB Statement No. 115." This Standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. SFAS No. 159 is effective for ATMI beginning on January 1, 2008. We are currently evaluating the impact this new Standard could have on our financial position and results of operations.

      Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 4 - INVESTMENTS IN MARKETABLE SECURITIES

      The Company classified its investments in marketable securities as available for sale, and those that intend to hold for more than one year as non-current. Unrealized holding gains and losses are reported as a separate component of stockholders' deficiency as part of accumulated other comprehensive income (loss) until realized.

      During December 2006, the company sold all available for sale securities and recorded an actual loss of approximately $433,000.

NOTE 5 - LONG TERM DEBT

      Long-term debt consisted of the following at March 31, 2007 and December 31, 2006:

                                                    March 31,    December 31,
                                                       2007           2006
                                                    ----------   ------------
                                                   (Unaudited)
      7% non-convertible promissory notes payable   $2,700,000   $  2,700,000

      Less current portion                                  --             --
                                                    ----------   ------------
                                                    $2,700,000   $  2,700,000
                                                    ==========   ============

NOTE 5 - LONG TERM DEBT - (continued)

      During  December  2006,  the Company  converted all of the 6% Notes and 7%
      Notes  in  the   aggregate   principal   amount   of   $2,700,000   to  7%
      Non-Convertible Notes.

      The aggregate maturities of long-term debt at March 31, 2007 are as follows:

               ----------------------------------------------------------
               December 31,
               ----------------------------------------------------------
                   2007                                              0,00
               ----------------------------------------------------------
                   2008                                              0,00
               ----------------------------------------------------------
                   2009                                       $ 2,700,000
               ----------------------------------------------------------
                                                              $ 2,700,000
               ----------------------------------------------------------

NOTE 6 - RELATED PARTY

      As of March 31, 2007, and December 31, 2006, the Company owed its president $787,500 and $750,000, respectively, for accrued compensation and $199,937 and $190,937, respectively, of expenses mainly related to travel expenses and $1,820 which is related to start up costs. These amounts have been included in due to officer in the accompanying balance sheets as of March 31, 2007 and December 31, 2006. The president has deferred receipt of his cash compensation for services performed during 2006 and has agreed to continue this deferral in 2007.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION

      Information about the Company's assets and sales in different geographic locations is as follows:

                                               March 31,   December 31,
                                                  2007         2006
                                              ----------   ------------
                                             (Unaudited)
        Total Assets:
          United States                       $  814,879   $    905,418
          France                                 558,600        419,200
                                              ----------   ------------

                                              $1,373,479   $  1,324,618
                                              ==========   ============

      The following shows information about the Company's sales as of March 31, 2007 and 2006:

                                            March 31, 2007   March  31, 2006
                                            --------------   ---------------
      Net Sales:
        France                              $       62,800   $       38,700
        Other European countries                    48,200           31,600
        Others                                      38,500              600
                                            --------------   --------------

                                            $      149,500   $       70,900
                                            ==============   ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           Forward-Looking Statements

In this quarterly report, we include some forward-looking statements that involve substantial risks and uncertainties and other factors that may cause our operational and financial activity and results to differ from those expressed or implied by these forward-looking statements. In many cases, you can identify these statements by forward-looking words such as "may," "expect," "anticipate," "believe," "estimate," "plan," "intend" and "continue," or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information.

You should not place undue reliance on these forward-looking statements. The section captioned "Management's Discussion and Analysis of Financial Condition and Plan of Operations," as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from our expectations.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Because of the risks and uncertainties, the forward-looking events and circumstances discussed in this quarterly report might not occur.


You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and in conjunction with our discussion and analysis in our annual report on Form 10-K for the year ended December 31, 2006 which we filed on March 30, 2007.

            Summary of Significant Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, property and equipment, stock based compensation and contingencies. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The assumptions and bases for estimates used in preparing our consolidated financial statements are set forth as significant accounting policies in Note 3 of the notes to the consolidated financial statements included in this quarterly report and are summarized below:

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

Results of Operation for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006.

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

Net sales, which are solely attributable to our wholly-owned French subsidiary, totaled approximately $149,500 for the three months ended March 31, 2007, an increase of approximately $78,600, or 110%, from approximately $70,900 for the three months ended March 31, 2006. This increase is partially attributable to an increase in sales of products in the maxillocraniofacial surgery area and dental in France and mostly to the dental market area in export.

Cost of sales was approximately $60,400 for the three months ended March 31, 2007, an increase of approximately $12,600, or 26%, from approximately $47,800 for the three months ended March 31, 2006. The gross profit percentage for the three months ended March 31, 2007 and 2006 was approximately 59% and 33%, respectively. Costs of sales increase primarily due to the increase in our revenues for the first quarter. The increase in our gross margin was due primarily to the sale of the inventory which had a lower cost.

Research and development expenses were approximately $13,000 for the three months ended March 31, 2007, a decrease of approximately $7,500, or 36%, from approximately $20,500 for the three months ended March 31, 2006. This decrease is principally due to decrease of our research and development activities in the three months ended March 31, 2007 relating to our development of a new generation of products.

Consulting and professional fees were approximately $47,500 for the three months ended March 31, 2007, a decrease of approximately $4,700, or 9% from approximately 52,200 for the three months ended March 31, 2006. This decrease is principally due to a decrease in various professional fees.

Administrative expenses were approximately $82,800 for the three months ended March 31, 2007 an increase of approximately $1,600, or 2%, from approximately $81,200 for the three months ended March 31, 2006. The increase was partially attributable of general overhead.

Total other income (expense) was an expense of approximately $44,100 for the three months ended March 31, 2007 a decrease of approximately $7,500, or 14%, from an expense of approximately $51,600 for the three months ended March 31, 2006. This decrease resulted primarily from a decrease in interest expense due to the issuance of additional notes payable, offset by higher income from short term invested cash, and certain miscellaneous items not able to be characterized elsewhere.

As a result of the above, our net loss for the three months ended March 31, 2007 totaled approximately $101,500 or $.01 per share compared to a net loss of approximately $194,400, or $.02 per share for the three months ended March 31, 2006. These losses per share were based on weighted average common shares outstanding of 11,353,817, and 11,353,816 for the three-months ended March 31, 2007 and 2006, respectively.

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying condensed consolidated financial statements, we had net losses of approximately $101,500 and $194,400 for the three months ended March 31, 2007 and 2006, respectively. Management believes that it is likely that we will continue to incur net losses through at least end of 2007. We had a working capital deficiency of approximately 615,600 and $434,700 at March 31, 2007 and 2006 respectively. We also had a stockholders' deficiency of approximately $3,458,600 and $3,010,100 at March 31, 2007 and 2006 respectively.

During 2006, we received $400,000 of additional funds which were converted to 7% non-convertible notes payable on December 31, 2006. In addition, during 2006, the Company received proceeds of approximately $210,000 from the sale of marketable securities. Accordingly, management believes that we will have sufficient liquid resources to operate through at least December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      In the normal course of business, operations of the Company are exposed to fluctuations in interest rates and foreign currencies. These fluctuations can vary the cost of financing, investment yields and operations of the Company.

The Company does not have any investments that would be classified as trading securities under generally accepted accounting principles.

The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company's overall exposure for foreign currency at March 31, 2007, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company's balance sheet, net sales, net income or cash flows over a one-year period.

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

Marketable Securities

      A portion of our Euro/Dollar exchange rate exposure arises from our investment in marketable securities. We classified our investments in marketable securities as available for sale, and those that we intend to hold for more than one year as non-current. Unrealized holding gains and losses are reported as a separate component of stockholders' deficiency, as part of accumulated other comprehensive income (loss), until realized.

During December 2006, the company sold all available for sale securities and recorded an actual loss of approximately $433,000.

Item 4. Controls and Procedures

a) Disclosure controls and procedures. Based upon an evaluation, conducted by Nasser Nassiri, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Nassiri concluded that our disclosure controls and procedures were effective as of March 31, 2007 in timely notifying him of information the Company is required to disclose in its periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations.

(b) Internal controls. During the three months ended March 31, 2007, there were no significant changes in our internal accounting controls or in other factors that materially affected our internal controls over financial reporting.

                                     PART II

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There are no material  changes to the risk  factors  disclosed  under Item 1A to
Part I of our Form 10-K for the year ended December 31, 2006 which we filed on March 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) 31 Rule 13a-14(a)/15d-14(a) Certification of Nasser Nassiri. 32 Section 1350 Certification of Nasser Nassiri.

(b)   Reports on Form 8-K:

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 4, 2007

                                          BIOCORAL, INC.

                                          /s/ Nasser Nassiri
                                          ------------------
                                          Nasser Nassiri, Chairman, CEO
                                          and Principal Accounting Officer