Form 10-Q/A
period 2007-03-31
BIOCORAL INC
filed 2007-08-15
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                               (AMENDEMENT N0. 1)

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

                                 |_| Yes        |X| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of July 31, 2007 was 11,353,816

                                EXPLANATORY NOTE

This Amendment on Form 10-Q/A (Amendment No. 1) to our Quarterly Report on Form 10-Q for the three months ended March 31, 2007, as filed with the Securities and Exchange Commission on May 8, 2007 is being filed in order to add the gain or loss on the embedded derivative associated with the conversion option embedded in the convertible notes which should have be reflected in our 2006 financial statements pursuant to comments from the staff of the Securities and Exchange Commission (the "Staff"). As a result, the following sections have also been amended:

      o     The section entitled "Contents",

      o The section entitled "Item 1. Financial Statements" under caption "Condensed Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006 (Unaudited)".

      o     The section  entitled "Item 1. Financial  Statements"  under caption
            "Condensed Consolidated Statement of Changes in Stockholders' Deficiency and Comprehensive Loss for the three months ended March 31, 2007 (Unaudited) and for the years ended December 31, 2006 and 2005.

      o The section entitled "Item 1. Financial Statements" under caption "Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2007 (Unaudited)".

      o The section entitled "Notes to Condensed Consolidated Financial Statements (Unaudited)" under the caption "Note 2 - Liquidity".

      o The section entitled "Notes to Condensed Consolidated Financial Statements (Unaudited)" under the caption "Note 3 - Basis of presentation and significant accounting policies" under the subcaption '(C) Interim Condensed Consolidated Financial Statements.

      o The section entitled "Notes to Condensed Consolidated Financial Statements (Unaudited)" under the caption "Note 3 - Basis of presentation and significant accounting policies" under the subcaption "(D) Stock Based Compensation".

      o The section entitled "Notes to Condensed Consolidated Financial Statements (Unaudited)" under the caption "Note 5 - Long Term Debt".

      o The section entitled "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Results of Operation for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006".

      o The section entitled "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Financial Condition, Liquidity and Capital Resources"

      o     The section entitled "Item 4. Controls and Procedures"

We included to this Amendment on Form 10-Q/A: the new certifications of our principal executive officer and principal financial and accounting officer, as Exhibits 31 and 32.

Except for the changes noted above, there are no other changes contained in this amended report to our Quarterly Report on Form 10-Q filed with the Commission on May 8, 2007.

                         BIOCORAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                                 MARCH 31, 2007

                         BIOCORAL, INC. AND SUBSIDIARIES

                                    CONTENTS

PAGE   2      CONDENSED CONSOLIDATED BALANCE SHEETS  AS OF
              MARCH 31, 2007 (UNAUDITED) AND DECEMBER 31, 2006

PAGE   3      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND
              2006 (UNAUDITED) (RESTATED)

PAGE   4      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
              STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE LOSS FOR
              THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)
              AND FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
              (RESTATED)

PAGE   5      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2007
              AND 2006 (UNAUDITED) (RESTATED)

PAGE   6-10   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (UNAUDITED) (RESTATED)

PART I

Item 1. Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                         March 31,        December 31,
                                                                           2007               2006
                                                                       ------------       ------------
                                                                        (Unaudited)
Current Assets:
   Cash                                                                $    283,258       $    287,773
   Investments in marketable securities                                          --                 --
   Accounts receivable, net of allowance for doubtful accounts              146,221            175,900
   Inventories                                                              256,900            244,675
   Prepaid expenses and other current assets                                 37,036             27,744
                                                                       ------------       ------------

     Total Current Assets                                                   723,415            736,092

Property and equipment, net                                                  15,393             25,279
Restricted cash held in escrow                                               11,049             11,049
Investment in limited partnership                                             2,611              4,162
Intangible assets, net                                                      590,148            527,879
Other assets                                                                 30,863             20,157
                                                                       ------------       ------------

     Total Assets                                                      $  1,373,479       $  1,324,618
                                                                       ============       ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current  Liabilities:
   Accounts payable                                                    $    778,725       $    726,555
   Current portion due to officer                                           199,937            190,937
   Accrued interest payable                                                 360,365            313,762
                                                                       ------------       ------------

     Total Current Liabilities                                            1,339,027          1,231,254

Due to officer, net of current portion                                      787,500            750,000
Long-term debt                                                            2,700,000          2,700,000
Deferred employee benefits                                                    5,600              5,531
                                                                       ------------       ------------

       Total Liabilities                                                  4,832,127          4,686,785
                                                                       ------------       ------------

Commitments and contingencies

Stockholders' Deficiency:
   Preferred stock, par value $.001 per share; 1,000,000  shares
     authorized; none issued                                                     --                 --
   Common Stock; $.001 par value;  100,000,000 shares authorized;
     11,353,817 shares issued and outstanding March 31, 2007
     11,353,816 shares issued and outstanding March 31, 2006                 11,354             11,354
   Additional paid-in capital                                            17,900,090         17,900,090
   Accumulated other comprehensive loss                                    (217,652)          (222,635)
   Accumulated deficiency                                               (21,152,440)       (21,050,976)
                                                                       ------------       ------------

     Total Stockholders' Deficiency                                      (3,458,648)        (3,362,167)
                                                                       ------------       ------------

     Total Liabilities and Stockholders' Deficiency                    $  1,373,479       $  1,324,618
                                                                       ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  Three Months Ended
                                                                                        March 31,
                                                                            -------------------------------
                                                                                2007               2006
                                                                            ------------       ------------
                                                                                       (Unaudited)
                                                                                                (Restated)
Net sales                                                                   $    149,500       $     70,900
Cost of sales                                                                     60,400             47,800
                                                                            ------------       ------------

   Gross Profit                                                                   89,100             23,100
                                                                            ------------       ------------

Operating Expenses:
   Research and development                                                       13,000             20,500
   Consulting and professional fees                                               47,467             52,232
   Depreciation and amortization                                                   3,196             11,971
   Administrative expenses                                                        82,799             81,207
                                                                            ------------       ------------

     Total Operating Expenses                                                    146,462            165,910
                                                                            ------------       ------------

   Loss From Operations                                                          (57,362)          (142,810)
                                                                            ------------       ------------

Other Income (Expense):
   Interest, net                                                                 (46,551)           (51,609)
   Gain (Loss) on embedded derivatives                                                --              3,897
   Other                                                                           2,449                 --
                                                                            ------------       ------------

     Total Other Income (Expense)                                                (44,102)           (47,712)
                                                                            ------------       ------------

Net Loss                                                                        (101,464)          (190,522)

Other Comprehensive Income (Loss):
   Foreign translation gain                                                        4,983             27,517
   Unrealized gain (loss) on marketable securities                                    --              8,765
                                                                            ------------       ------------

Comprehensive Loss                                                          $    (96,481)      $   (154,240)
                                                                            ============       ============

Basic and diluted net loss per share                                        $      (0.01)      $      (0.02)
                                                                            ============       ============

Basic and diluted weighted average number of common shares outstanding        11,353,817         11,353,816
                                                                            ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          BIOCORAL, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY AND
                               COMPREHENSIVE LOSS
              FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)
          AND FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 (RESTATED)

                                                   Common Stock
                                             -------------------------      Additional
                                                Shares         Amount     Paid-in Capital
                                             -----------      --------    ----------------
Balance, January 1, 2005                      11,353,819        11,354        17,900,090


Foreign currency translation gain

Unrealized loss on marketable securities

Other                                                 (3)

Net loss                                              --            --                --
                                             -----------      --------      ------------

Balance, 12/31/05, Restated                   11,353,816        11,354      $ 17,900,090
                                             ===========      ========      ============

Foreign currency translation gain

Increase in market value of
  marketable securities and adjustment
  for securities sold

Other                                                  1

Net loss                                              --            --                --
                                             -----------      --------      ------------

Balance, 12/31/06, Restated                   11,353,817        11,354      $ 17,900,090
                                             ===========      ========      ============

Foreign currency translation gain

Net loss                                              --            --                --
                                             -----------      --------      ------------

Balance, 03/31/07                             11,353,817        11,354      $ 17,900,090
                                             ===========      ========      ============

                                                Accumulated
                                                   Other                             Total
                                               Comprehensive    Accumulated      Stockholders'    Comprehensive
                                                    Loss         Deficiency       Deficiency          Loss
                                               -------------    ------------     -------------    -------------
Balance, January 1, 2005                         $(611,633)     $(18,579,793)     $(1,279,982)     $   274,212
                                                                                                   ===========

Foreign currency translation gain                   62,214                             62,214           62,214

Unrealized loss on marketable securities           (54,028)                           (54,028)         (54,028)

Other

Net loss                                                --          (997,758)        (997,758)        (997,758)
                                                 ---------      ------------      -----------      -----------

Balance, 12/31/05, Restated                      $(603,447)     $(19,577,551)     $(2,269,554)     $  (989,572)
                                                 =========      ============      ===========      ===========

Foreign currency translation gain                  (71,463)                           (71,463)         (71,463)

Increase in market value of
  marketable securities and adjustment
  for securities sold                              452,275                            452,275          452,275

Other

Net loss                                                --        (1,473,425)      (1,473,425)      (1,473,425)
                                                 ---------      ------------      -----------      -----------

Balance, 12/31/06, Restated                      $(222,635)     $(21,050,976)     $(3,362,167)     $(1,092,613)
                                                 =========      ============      ===========      ===========

Foreign currency translation gain                    4,983                              4,983            4,983

Net loss                                                --          (101,464)        (101,464)        (101,464)
                                                 ---------      ------------      -----------      -----------

Balance, 03/31/07                                $(217,652)     $(21,152,440)     $(3,458,648)     $   (96,481)
                                                 =========      ============      ===========      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Three Months Ended
                                                                       March 31,
                                                               ------------------------
                                                                  2007           2006
                                                               ------------------------
                                                                      (Unaudited)
                                                                              (Restated)
Cash flows from operating activities:
   Net loss                                                    $(101,464)     $(190,522)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
       Depreciation and amortization                               3,196         11,971
       Provision for doubtful accounts                                --         (2,300)
       (Gain) loss on embedded derivatives                            --         (3,897)
   Change in operating assets and liabilities:
     Accounts receivable                                          29,679         77,900
     Inventories                                                 (12,225)       (21,000)
     Prepaid expenses and other current assets                    (9,292)       (19,600)
     Restricted cash held in escrow                                   --             --
     Investment in partnership                                     1,551             --
     Other assets                                                (10,706)          (400)
     Accounts payable                                             52,170        (38,475)
     Current portion due to officer                                9,000          9,000
     Accrued interest payable                                     46,603         40,250
     Due to officer, net of current portion                       37,500         37,500
     Deferred employee benefits                                       69            100
                                                               ---------      ---------

Net cash (used in) provided by operating activities               46,081        (99,473)
                                                               ---------      ---------

Cash flows from investing activities:
   Acquisition of intangible assets                              (55,579)       (54,202)
                                                               ---------      ---------

Cash flows from financing activities:
   Proceeds from long-tem debt                                        --        150,000
                                                               ---------      ---------

Effects of changes in exchange rates on cash                       4,983         24,117
                                                               ---------      ---------

Increase (decrease) in cash                                       (4,515)        20,442

Cash, beginning of period                                        287,773        127,211
                                                               ---------      ---------

Cash, end of period                                            $ 283,258      $ 147,653
                                                               =========      =========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                  $      --      $      --
                                                               =========      =========
     Income taxes                                              $      --      $      --
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

NOTE 2 - LIQUIDITY

      The Company had net losses of approximately $101,500 and $190,500 for the three months ended March 31, 2007 and 2006, respectively and has a positive cash flow from operations of approximately $46,000 for the three months ended March 31, 2007 and has a negative cash flow from operations of $99,473 for the three months ended March 31, 2006. Management believes that it is likely that the Company will continue to incur net losses through at least twelve months. The Company also had a working capital deficiency and stockholders' deficiency approximately $615,600 and $3,458,600 at March 31, 2007. During 2006, the Company received approximately $400,000 of additional funds which were converted to 7% non-convertible notes payable on December 31, 2006 (See Note 5). In addition, during 2006, the Company received proceeds of approximately $210,000 from the sale of marketable securities. Management believes that these funds, in addition to the positive cash flow from operations in the first quarter of 2007 will provide sufficient working capital to operate through 2007.

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

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      (C) Interim Condensed Consolidated Financial Statements

      The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three-months ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the full year.

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

                                                                                    Three months ended
                                                                                         March, 31
                                                                              --------------------------------
                                                                                   2007              2006
                                                                                   ----              ----
      Net loss (as reported)                                                  $    (101,464)     $    (190,522)

      Deduct : Additional stock based compensation expense under the fair value based method for all awards granted,
          modified or settled during the period, net of related taxes                    --                 --
                                                                              -------------      -------------

      Pro forma net loss                                                      $    (101,464)     $    (190,522)
                                                                              =============      =============

      Basic, as reported                                                      $       (0.01)     $       (0.02)
                                                                              =============      =============

      Basic, pro forma                                                        $       (0.01)     $       (0.02)
                                                                              =============      =============

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

NOTE 5 - LONG TERM DEBT

      Long-term debt consisted of the following at March 31, 2007 and December 31, 2006:

                                                             March 31,    December 31,
                                                               2007           2006
                                                            ----------    ------------
                                                           (Unaudited)
            7% non-convertible promissory notes payable     $2,700,000     $2,700,000

            Less current portion                                    --             --
                                                            ----------     ----------
                                                            $2,700,000     $2,700,000
                                                            ==========     ==========

      During  December  2006,  the Company  converted all of the 6% Notes and 7%
      Notes  in  the   aggregate   principal   amount   of   $2,700,000   to  7%
      Non-Convertible Notes.

      The aggregate maturities of long-term debt at March 31, 2007 are as follows:

                --------------------------------------------------
                 December 31,
                --------------------------------------------------
                     2007                                  0,00
                --------------------------------------------------
                     2008                                  0,00
                --------------------------------------------------
                     2009                           $ 2,700,000
                --------------------------------------------------
                                                    $ 2,700,000
                --------------------------------==================

      The Company 7% convertible notes described above contained a feature that permitted the Company to pay the note with either cash or unregistered shares of the Company's common stock. In the case of payment in shares of common stock, the conversion of debt to equity was to be determined using the average of the twenty previous days stock price in the over-the counter (OTC) market. That feature constitutes an embedded derivative that is substantially equivalent to a "put" option. Such a derivative is required to be accounted for at fair value on the balance sheet, with changes in fair value included in earnings.

      The Company has valued the embedded derivative portion of the 7% notes (which is not designated as a hedge) using a fair value calculation that takes into account the stock price at each reporting date; the historic volatility of the stock price in the OTC market; and the remaining terms and interest rates of the notes (Black-Scholes method).

      During the prior quarter ended March 31, 2006 the company has record a gain on the fair value of the derivative of $3,897, and has included it in other income for the three months ended March 31, 2006.

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


NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION

      Information about the Company's assets and sales in different geographic locations is as follows:

                                               March 31,        December 31,
                                                 2007               2006
                                             -------------     -------------
                                             (Unaudited)
     Total Assets:
       United States                         $     814,879     $     905,418
       France                                      558,600           419,200
                                             -------------     -------------

                                             $   1,373,479     $   1,324,618
                                             =============     =============

      The following shows information about the Company's sales as of March 31, 2007 and 2006:

                                            March 31, 2007    March 31, 2006
                                            --------------    --------------
      Net Sales:
        France                               $      62,800     $      38,700
        Other European countries                    48,200            31,600
        Others                                      38,500               600
                                             -------------     -------------

                                             $     149,500     $      70,900
                                             =============     =============

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

Total other income (expense) was an expense of approximately $44,100 for the three months ended March 31, 2007 a decrease of approximately $7,500, or 14%, from an expense of approximately $47,700 for the three months ended March 31, 2006. This decrease resulted primarily from a decrease in interest expense due to the issuance of additional notes payable, offset by higher income from short term invested cash, and due the gain from embedded derivatives during first quarter 2006.

As a result of the above, our net loss for the three months ended March 31, 2007 totaled approximately $101,500 or $.01 per share compared to a net loss of approximately $190,500, or $.02 per share for the three months ended March 31, 2006. These losses per share were based on weighted average common shares outstanding of 11,353,817, and 11,353,816 for the three-months ended March 31, 2007 and 2006, respectively.

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying condensed consolidated financial statements, we had net losses of approximately $101,500 and $190,500 for the three months ended March 31, 2007 and 2006, respectively. Management believes that it is likely that we will continue to incur net losses through at least end of 2007. We had a working capital deficiency of approximately 615,600 and $434,700 at March 31, 2007 and 2006 respectively. We also had a stockholders' deficiency of approximately $3,458,600 and $2,460,100 at March 31, 2007 and 2006 respectively.

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

Item 4. Controls and Procedures

a) Disclosure controls and procedures. Based upon an evaluation, conducted by Nasser Nassiri, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Nassiri concluded that as of March 31, 2007 our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

      A material weakness is defined by the Public Company Accounting Oversight Board's Audit Standard No. 2 as being a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected.

      Management has identified the following material weaknesses which caused management to conclude that, as of March 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

      During July of 2007, in conjunction with the review and comments received from the staff of the Securities and Exchange Commission (the "Staff") on our 2005 form 10K/A, management reviewed during July of 2007, our methodologies relating to (a) our accounting for our previous correction of an error related to the capitalization of patent costs, and (b) our method for accounting for the recording of the fair value of the embedded derivative attached to our convertible debt. As a result of this review, management concluded, during July of 2007, that our accounting methodologies were not in accordance with generally accepted accounting principles and that our consolidated financial statements for the years ended December 31, 2006, 2005, 2004 and first quarterly period in the year ended December 31, 2007, had been misstated. Based upon this conclusion, our Company decided, on July 20, 2007, to restate our consolidated financial statements as of and for the years ended December 31, 2006, 2005, 2004 and for the first quarterly period in the year ended December 31, 2007, to reflect the corrections in our accounting methodologies.

      Management evaluated, during July of 2007 and as of December 31, 2006, the impact of this restatement on our assessment of our disclosure controls and procedures and concluded, in the third quarter of 2007 and as of December 31, 2006, that the control deficiency that resulted in the incorrect accounting methodologies pertaining to (a) our accounting for our previous correction of an error related to the capitalization of the patent costs, and (b) our method for accounting for the recording of the fair value of the embedded derivative attached to our convertible debt, represented a material weakness.

REMEDIATION OF MATERIAL WEAKNESSES

      To remediate the material weaknesses in our disclosure controls and procedures identified above, we have done the following subsequent to December 31, 2006, in the periods specified below, which correspond to the two material weaknesses identified above:

      1. We have revised and corrected our accounting for embedded derivatives in our convertible debt as well as financial statements presentation for the restatement of intangible assets.

      We historically categorized our convertible debt as liabilities. Upon further review of FAS 133, it was determined that the convertible debt contains an embedded derivative that needs to be separately stated and adjusted periodically for its fair market value. The restatements related to the embedded derivatives will change the amounts presented in our statements of operations and balance sheets for the periods set forth above. In addition we have determined pursuant Financial Accounting Standards Board Statement No. 154 that its previous correction of an error related to the capitalization of patent costs was not properly presented. We previously separately stated in the statements of the operations a separate line item for recapitalization of patent costs which should have been reported as a prior period adjustment by restating the prior period financial statements.

      We began using this new methodology for the year ended December 31, 2006 and all periods included in this report now reflect this change. In addition, this methodology applies to all periods subsequent to December 31, 2006.

      In addition, the management retained a professional who has the appropriate background and experience in our industry as well as with publicly treaded companies, to counsel the company's Chief Executive Officer on the proper implementation of generally accepted accounting principles.

      Management believes that the remediation described in item 1 immediately above has remediated the corresponding material weakness also described above. Management is unable, however, to estimate our capital or other expenditures associated with this remediation.

      2. Management believes that the procedures we implemented in connection with the restatement of our financial statements, and the circumstances surrounding the restatement, have led to improved and expedited financial reporting processes which we expect will better enable us to timely file our periodic reports. We intend, in 2007, to implement enhancements to our financial reporting processes, including increased training of our finance and accounting staff regarding financial reporting requirements and the evaluation and further implementation of automated procedures within our MIS financial reporting system.

      In addition, as noted above, we have retained a professional with many years of experience in our industry as well as with publicly traded companies; we also retained additional professional accounting consultants to assist us in preparing our financial statements and to advise us regarding certain accounting matters.

      Management expects that the remediation described in item 2 above will remediate the corresponding material weakness also described above by December 31, 2007. Management is unable, however, to estimate our capital or other expenditures associated with this remediation.

(b) Internal controls. The change noted above, is the only change during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

      32    Section 1350 Certification of Nasser Nassiri.

(b)   Reports on Form 8-K:

During the first quarter of 2007, we filed no current reports on Form 8-K.

On July 24, 2007, we filed Form 8-K; in connection with Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 14, 2007

                                         BIOCORAL, INC.


                                              /s/ Nasser Nassiri
                                              ------------------
                                              Nasser Nassiri, Chairman, CEO
                                              and Principal Accounting Officer