Form 10-Q
period 2007-06-30
BIOCORAL INC
filed 2007-08-15
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2007

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

Large Accelerated Filer [ ]   Accelerated Filer [X]   Non-Accelerated Filer [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                                                        [ ] Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of July 31, 2007 was 11,353,816

                         BIOCORAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                                 JUNE 30, 2007

                                    CONTENTS

PAGE  2       CONDENSED CONSOLIDATED BALANCE SHEETS  AS OF
              JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

PAGE  3       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2007
              AND 2006 (UNAUDITED) (RESTATED)

PAGE  4       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
              STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE LOSS FOR
              THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED) AND FOR THE
              YEARS ENDED DECEMBER 31, 2006, AND 2005 (RESTATED)

PAGE  5       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED JUNE 30, 2007
              AND 2006 (UNAUDITED) (RESTATED)

PAGE  6-10    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (UNAUDITED) (RESTATED)

PART I

Item 1. Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     June 30,      December 31,
                                                                       2007            2006
                                                                   ------------    ------------
                                                                   (Unaudited)
Current Assets:
   Cash                                                            $    136,575    $    287,773
   Accounts receivable, net of allowance for doubtful accounts          120,627         175,900
   Inventories                                                          283,163         244,675
   Prepaid expenses and other current assets                             31,443          27,744
                                                                   ------------    ------------

      Total Current Assets                                              571,808         736,092

Property and equipment, net                                              14,453          25,279
Restricted cash held in escrow                                           11,049          11,049
Investment in limited partnership                                           851           4,162
Intangible assets, net                                                  621,177         527,879
Other assets                                                             30,863          20,157
                                                                   ------------    ------------

      Total Assets                                                 $  1,250,201    $  1,324,618
                                                                   ============    ============

                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable                                                $    817,494    $    726,555
   Current portion due to officer                                       210,756         190,937
   Accrued interest payable                                             322,967         313,762
                                                                   ------------    ------------

      Total Current Liabilities                                       1,351,217       1,231,254

Due to officer, net of current portion                                  825,000         750,000
Long-term debt, net of current portion                                2,700,000       2,700,000
Deferred employee benefits                                               19,319           5,531
                                                                   ------------    ------------

      Total Liabilities                                               4,895,536       4,686,785
                                                                   ------------    ------------

Commitments and contingencies

Stockholders' Deficiency:
   Preferred stock, par value $.001 per share; 1,000,000 shares
      authorized; none issued                                                --              --
   Common Stock; $.001 par value; 100,000,000 shares authorized;
      11,353,817 shares issued and outstanding June 30, 2007
      11,353,816 shares issued and outstanding June 30, 2006             11,354          11,354
   Additional paid-in capital                                        17,900,090      17,900,090
   Accumulated other comprehensive loss                                (219,517)       (222,635)
   Accumulated deficiency                                           (21,337,262)    (21,050,976)
                                                                   ------------    ------------

      Total Stockholders' Deficiency                                 (3,645,335)     (3,362,167)
                                                                   ------------    ------------

      Total Liabilities and Stockholders' Deficiency               $  1,250,201    $  1,324,618
                                                                   ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Six Months Ended               Three Months Ended
                                                                 June 30,                        June 30,
                                                       ----------------------------    ----------------------------
                                                           2007            2006            2007            2006
                                                       ------------    ------------    ------------    ------------
                                                                (Unaudited)                    (Unaudited)
                                                                        (Restated)                      (Restated)
Net sales                                              $    242,776    $    162,700    $     93,276    $     91,800
Cost of sales                                               124,889         112,000          64,489          64,200
                                                       ------------    ------------    ------------    ------------

   Gross Profit                                             117,887          50,700          28,787          27,600
                                                       ------------    ------------    ------------    ------------

Operating Expenses:
   Research and development                                  26,059          25,100          13,059           4,600
   Consulting and professional fees                         111,028         111,043          63,561          58,811
   Depreciation and amortization                             28,437          24,676          25,241          12,705
   Administrative expenses                                  142,241         154,582          59,442          73,375
                                                       ------------    ------------    ------------    ------------

      Total Operating Expenses                              307,765         315,401         161,303         149,491
                                                       ------------    ------------    ------------    ------------

   Loss From Operations                                    (189,878)       (264,701)       (132,516)       (121,891)
                                                       ------------    ------------    ------------    ------------

Other Income (Expense):
   Interest, net                                            (93,097)       (106,014)        (46,546)        (54,405)
   Gain (loss) on embedded derivatives                            0        (241,645)              0        (245,542)
   Other                                                     (3,311)          3,877          (5,760)          3,877
                                                       ------------    ------------    ------------    ------------

      Total Other Income (Expense)                          (96,408)       (343,782)        (52,306)       (296,070)
                                                       ------------    ------------    ------------    ------------

Net Loss                                                   (286,286)       (608,483)       (184,822)       (417,961)

Other Comprehensive Income (Loss):
   Foreign translation gain                                   3,118          18,333          (1,865)         (9,184)
   Unrealized gain (loss) on marketable securities               --         (17,170)             --         (25,935)
                                                       ------------    ------------    ------------    ------------

Comprehensive Loss                                     $   (283,168)   $   (607,320)   $   (186,687)   $   (453,080)
                                                       ============    ============    ============    ============

Basic and diluted net loss per share                   $      (0.03)   $      (0.05)   $      (0.02)   $      (0.04)
                                                       ============    ============    ============    ============

Basic and diluted weighted average number
   of common shares outstanding                          11,353,817      11,353,816      11,353,817      11,353,816
                                                       ============    ============    ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          BIOCORAL, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                             AND COMPREHENSIVE LOSS
               FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
          AND FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 (RESTATED)

                                                                        Accumulated
                                   Common Stock                            Other                          Total
                               -------------------     Additional      Comprehensive    Accumulated   Stockholders'   Comprehensive
                                 Shares     Amount   Paid-in Capital       Loss         Deficiency      Deficiency         Loss
                               ----------   ------   ---------------   -------------   ------------   -------------   -------------
Balance, January 1, 2005       11,353,819   11,354        17,900,090   $    (611,633)  $(18,579,793)  $  (1,279,982)  $    (420,154)

Foreign currency translation
  gain                                                                        62,214                         62,214          62,214

Unrealized loss on
  marketable securities                                                      (54,028)                       (54,028)        (54,028)

Other                                  (3)

Net loss                               --       --                --              --       (997,758)       (997,758)       (997,758)
                               ----------   ------   ---------------   -------------   ------------   -------------   -------------

Balance, 12/31/05, Restated    11,353,816   11,354   $    17,900,090   $    (603,447)  $(19,577,551)  $  (2,269,554)  $    (989,572)
                               ==========   ======   ===============   =============   ============   =============   =============

Foreign currency translation
  gain                                                                       (71,463)                       (71,463)        (71,463)

Increase in market value of
  marketable securities and
  adjustment for securities
  sold                                                                       452,275                        452,275         452,275

Other                                   1

Net loss                               --       --                --              --     (1,473,425)     (1,473,425)     (1,473,425)
                               ----------   ------   ---------------   -------------   ------------   -------------   -------------

Balance, 12/31/06, Restated    11,353,817   11,354   $    17,900,090   $    (222,635)  $(21,050,976)  $  (3,362,167)  $  (1,092,613)
                               ==========   ======   ===============   =============   ============   =============   =============

Foreign currency translation
  gain                                                                         3,118                          3,118           3,118

Net loss                               --       --                --              --       (286,286)       (286,286)       (286,286)
                               ----------   ------   ---------------   -------------   ------------   -------------   -------------

Balance, 06/30/07              11,353,817   11,354   $    17,900,090   $    (219,517)  $(21,337,262)  $  (3,645,335)  $    (283,168)
                               ==========   ======   ===============   =============   ============   =============   =============

The accompanying notes are an integral part of these financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Six Months Ended
                                                                      June 30,
                                                             --------------------------
                                                                 2007          2006
                                                             --------------------------
                                                                     (Unaudited)
                                                                           (Restated)
Cash flows from operating activities:
   Net loss                                                  $  (286,286)  $   (608,483)
   Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
         Depreciation and amortization                            28,437         24,676
         (Gain) loss from embedded derivatives                        --        241,645
         Provision for doubtful accounts                              --           (300)
   Change in operating assets and liabilities:
      Accounts receivable                                         55,273         65,100
      Inventories                                                (38,488)       (24,500)
      Prepaid expenses and other current assets                   (3,699)       (34,800)
      Restricted cash held in escrow                                  --             --
      Investment in partnership                                    3,311             --
      Other assets                                               (10,706)        (1,700)
      Accounts payable                                            90,939         (6,006)
      Current portion due to officer                              19,819         18,000
      Accrued interest payable                                     9,205         82,425
      Due to officer, net of current portion                      75,000         75,000
      Deferred employee benefits                                  13,788            300
                                                             -----------   ------------

Net cash (used in) provided by operating activities              (43,407)      (168,643)
                                                             -----------   ------------

Cash flows from investing activities:
   Acquisition of intangible assets                             (110,909)      (101,491)
                                                             -----------   ------------
Cash flows from financing activities:
   Proceeds from long-tem debt                                        --        325,600
                                                             -----------   ------------

Effects of changes in exchange rates on cash                       3,118         13,333
                                                             -----------   ------------

Increase (decrease) in cash                                     (151,198)        68,799

Cash, beginning of period                                        287,773        127,211
                                                             -----------   ------------

Cash, end of period                                          $   136,575   $    196,010
                                                             ===========   ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
      Interest                                               $        --   $         --
                                                             ===========   ============
      Income taxes                                           $        --   $         --
                                                             ===========   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

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

NOTE 2 - LIQUIDITY

      The Company had net losses of approximately $286,300 and $608,500 for the six months ended June 30, 2007 and 2006, respectively and has a negative cash flow from operations of $43,407 and $168,643 for the six ended June 30, 2007 and 2006 respectively. Management believes that it is likely that the Company will continue to incur net losses through at least twelve months. The Company also had a working capital deficiency and stockholders' deficiency approximately $779,409 and $3,645,335 at June 30, 2007. During 2006, the Company received approximately $400,000 of additional funds which were converted to 7% non-convertible notes payable on December 31, 2006 (See Note 5). In addition, during 2006, the Company received proceeds of approximately $210,000 from the sale of marketable securities. Management believes that these funds, in addition to the cash on hand will provide sufficient working capital to operate through 2007.

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      (A) Basis of Presentation

      The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

      (B) Principal of Consolidation

      The accompanying condensed consolidated financial statements include all of the accounts of Biocoral, Inc. and all of its wholly-owned subsidiaries as of and for the period ended June 30, 2007 and 2006. Cabestan, Inc., 3H "Healthcare and High Biotechnology Innovation, Inc." and Immo Distribution are not operating subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      (C) Interim Condensed Consolidated Financial Statements

      The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the full year.

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

                                                                                Six months ended
                                                                                    June 30,
                                                                            -----------------------
                                                                               2007         2006
                                                                               ----         ----
      Net loss (as reported)                                                $ (286,286)  $ (608,483)

      Deduct: Additional stock based compensation expense
         under the fair value based method for all awards
      granted, modified or settled during the period, net of related taxes          --           --
                                                                            ----------   ----------

      Pro forma net loss                                                    $ (286,286)  $ (366,838)
                                                                            ==========   ==========

      Basic, as reported                                                    $    (0.03)  $    (0.05)
                                                                            ==========   ==========

      Basic, pro forma                                                      $    (0.03)  $    (0.05)
                                                                            ==========   ==========

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

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

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

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

NOTE 5 - LONG TERM DEBT

      Long-term debt consisted of the following at June 30, 2007 and December 31, 2006:

                                                      June 30,    December 31,
                                                        2007          2006
                                                    -----------   ------------
                                                    (Unaudited)
      7% non-convertible promissory notes payable   $ 2,700,000   $  2,700,000
      Less current portion                                   --             --
                                                    -----------   ------------
                                                    $ 2,700,000   $  2,700,000
                                                    ===========   ============

      During December 2006, the Company converted all of the 6% Notes and 7% Notes in the aggregate principal amount of $2,700,000 to 7%
      Non-Convertible Notes.

      The aggregate maturities of long-term debt at June 30, 2007 are as follows:

                    -----------------------------------------------
                    December 31,
                    -----------------------------------------------
                       2007                                    0,00
                    -----------------------------------------------
                       2008                                    0,00
                    -----------------------------------------------
                       2009                             $ 2,700,000
                    -----------------------------------------------
                                                        $ 2,700,000
                    ------------------------------------===========

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

      During the prior quarter ended June 30, 2006 the company has recorded a loss on the fair value of the derivative of $245,542 and has included it in other income for the six months ended June 30, 2006.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)

NOTE 6 - RELATED PARTY

      As of June 30, 2007, and December 31, 2006, the Company owed its president $825,000 and $750,000, respectively, for accrued compensation and $208,937 and $190,937, respectively, of expenses mainly related to travel expenses and $1,820 which is related to start up costs. These amounts have been included in due to officer in the accompanying balance sheets as of June 30, 2007 and December 31, 2006. The president has deferred receipt of his cash compensation for services performed during 2006 and has agreed to continue this deferral in 2007.

NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION

      Information about the Company's assets and sales in different geographic locations is as follows:

                                                       June 30,     December 31,
                                                         2007          2006
                                                      -----------   ------------
                                                      (Unaudited)
      Total Assets:
         United States                                $   691,666   $    905,418
         France                                           558,535        419,200
                                                      -----------   ------------

                                                      $ 1,250,201   $  1,324,618
                                                      ===========   ============

      The following shows information about the Company's approximately sales as of:

                                        Six Months Ended      Three Months Ended
                                            June 30                June 30
                                     ---------------------   -------------------
                                        2007       2006        2007       2006
                                     ---------   ---------   --------   --------
      Net Sales:
         France                      $ 110,700   $  85,100   $ 47,900   $ 46,400
         Other European countries       92,200      60,400     44,000     28,800
         Others                         39,900      17,200      1,400     16,600
                                     ---------   ---------   --------   --------

                                     $ 242,800   $ 162,700   $ 93,300   $ 91,800
                                     =========   =========   ========   ========

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

You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and in conjunction with our discussion and analysis in our annual report on Form 10-K.

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

Results of Operation for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 31, 2006.

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

Net sales, which are solely attributable to our wholly-owned French subsidiary, totaled approximately $242,800 for the six months ended June 30, 2007, an increase of approximately $80,100, or 49%, from approximately $162,700 for the six months ended June 30, 2006. This increase is attributable to an increase in sales of products in the maxillocraniofacial surgery area and dental in France and mostly to the dental market area in export during the first quarter 2007.

Cost of sales was approximately $124,900 for the six months ended June 30, 2007, an increase of approximately $12,900, or 11.5%, from approximately $112,000 for the six months ended June 30, 2006. The gross profit percentage for the six months ended June 30, 2007 and 2006 was approximately 48.5% and 31%, respectively. Costs of sales increase primarily due to the increase in our revenues for the first quarter. The increase in our gross margin was due primarily to the sale of the inventory which had a lower cost.

Research and development expenses were approximately $26,100 for the six months ended June 30, 2007, an increase of approximately $1,000, or 4%, from approximately $25,100 for the six months ended June 30, 2006. This increase is due to the fluctuating exchange rates between Euro and US Dollar.

Consulting and professional fees were approximately $111,000 for each of the six months ended June 30, 2007, and June 30, 2006.

Administrative expenses were approximately $142,200 for the six months ended June 30, 2007 a decrease of approximately $12,400 or 8%, from approximately $154,600 for the six months ended June 30, 2006. The decrease was principally due to a decrease in general overhead.

Total other income (expense) was an expense of approximately $96,400 for the six months ended June 30, 2007 an increase of approximately $247,400 or 257%, from an expense of approximately $343,800 for the six months ended June 30, 2006. This increase resulted primarily from a decrease in the loss on the embedded derivatives.

As a result of the above, our net loss for the six months ended June 30, 2007 totaled approximately $286,300 or $.03 per share compared to a net loss of approximately $608,500 or $.05 per share for the six months ended June 30, 2006. These losses per share were based on weighted average common shares outstanding of 11,353,817, and 11,353,816 for the six months ended June 30, 2007 and 2006, respectively.

Results of Operations for Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $93,300 for the three months ended June 30, 2007, an increase of approximately $1,500, or 1,6 %, from approximately $91,800 for the three months ended June 30, 2006. This increase is due to the fluctuating exchange rates between Euro and US Dollar.

Cost of sales was approximately $64,500 for the three months ended June 30, 2007, an increase of approximately $300 or 0.5%, from approximately $64,200 for the three months ended June 30, 2006. The gross profit percentages were approximately 30% for each of the three months ended June 30, 2007 and 2006.

Research and development expenses were approximately $13,000 for the three months ended June 30, 2007, an increase of approximately $8,400 or 182% from approximately $4,600 for the three months ended June 30, 2006. This increase is principally due to the operating cost of the subsidiary in charge of research and development.

Consulting and professional fees were approximately $63,500 for the three months ended June 30, 2007, an increase of approximately $4,700 or 8%, from approximately $58,800 for the three months ended June 30, 2006. This increase is principally due to an increase in general overhead.

Administrative expenses were approximately $59,400 for the three months ended June 30, 2007, a decrease of approximately $14,000, or 19%, from approximately $73,400 for the three months ended June 30, 2006, due primarily to a decrease in various administrative expenses, and to the reversal of certain past estimates that management has decided were too high.

Total other income (expense) was a net expense of approximately $(52,300) for the three months ended June 30, 2007; an increase of approximately $243,800, or 466%, from an expense of approximately $(296,100) for the three months ended June 30, 2006. This increase resulted primarily from a decrease the loss on the embedded derivatives.

As a result of the above, our net loss for the three months ended June 30, 2007 totalled approximately $184,800 or $.02 per share, compared to a net loss of approximately $418,000 or $.04 per share for the three months ended June 30, 2006. These losses per share were based on weighted average common shares outstanding of 11,353,817, and 11,353,816 for the three months ended June 30, 2007 and 2006, respectively.

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying condensed consolidated financial statements, we had net losses of approximately $286,300 and $608,500 for the six months ended June 30, 2007 and 2006, respectively. Management believes that it is likely that we will continue to incur net losses through at least end of 2007. We had a working capital deficiency of approximately 779,400 and $495,200 at June 30, 2007 and 2006 respectively. We also had a stockholders' deficiency of approximately $3,645,300 and $2,878,000 at June 30, 2007 and 2006 respectively.

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

The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company's overall exposure for foreign currency at June 30, 2007, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company's balance sheet, net sales, net income or cash flows over a one-year period.

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

Item 4. Controls and Procedures

a) Disclosure controls and procedures. Based upon an evaluation, conducted by Nasser Nassiri, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Nassiri concluded that as of June 30, 2007 our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

      Management has identified the following material weaknesses which caused management to conclude that, as of June 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

      Management evaluated, during July of 2007 and as of December 31, 2006, the impact of this restatement on our assessment of our disclosure controls and procedures and concluded, in the third quarter of 2007 and as of December 301, 2006, that the control deficiency that resulted in the incorrect accounting methodologies pertaining to (a) our accounting for our previous correction of an error related to the capitalization of the patent costs, and (b) our method for accounting for the recording of the fair value of the embedded derivative attached to our convertible debt, represented a material weakness.

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


                                     PART II

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There are no material changes to the risk factors disclosed under Item 1A to
Part I of our Form 10-K for the year ended December 31, 2006 which we filed on March 30, 2007

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)   31   Rule 13a-14(a)/15d-14(a) Certification of Nasser Nassiri.
      32   Section 1350 Certification of Nasser Nassiri.

(b)   Reports on Form 8-K:

During the Second quarter of 2007, we filed no current reports on Form 8-K.

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