Form 10-K/A
period 2006-12-31
BIOCORAL INC
filed 2007-09-11
CIK 919605

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-K/A
                               (AMENDEMENT N0. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers, in response to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]  Accelerated Filer [X]  Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for the year ended December 31, 2006 were $408,200.

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of July 31, 2007 was approximately $317,906,848.

The number of outstanding shares of the registrant's common stock as of July 31, 2007 was 11,353,816.

Documents Incorporated by Reference: None.

                                EXPLANATORY NOTE

This Amendment on Form 10-K/A (Amendment No. 1) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 30, 2007, is being filed in order to add the gain or loss on the embedded derivative associated with the conversion option embedded in the convertible notes which should have be reflected in our 2005 and 2004 financial statements as well as the correction of the presentation of the capitalization of intangibles assets pursuant to comments from the staff of the Securities and Exchange Commission (the "Staff"). As a result, the following sections have also been amended:

      -     The section entitled "Table of Contents",

      - The section entitled "Item 1A. Risk Factors" "Additional paragraph has been added as first paragraphed to this section",

      - The section entitled "Item 1A. Risk Factors" under the caption "To date, we have generated only limited revenues from sales of our products and have an accumulated deficit",

      -     The section entitled "Item 1B. Staff Comments",

      - The section entitled "Item 6. Selected Financial Data" under the caption "For the Fiscal Years Ending 2006, 2005 and 2004",

      - The section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" under the caption "Result of Operations" under the subcaption "Fiscal Year 2006 vs. 2005" and "Fiscal Year 2005 vs. 2004",

      - The section entitled "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Financial Condition, Liquidity and Capital Resources" under the subcaption "Fiscal Year 2006 vs. 2005" and "Fiscal Year 2005 vs. 2004",

      - The section entitled "Item 8. Financial Statement and Supplementary Data" under caption "Financial Statements" under the subcaption "Consolidated Balance Sheets as of December 31, 2006, 2005 and 2004,

      - The section entitled "Item 8. Financial Statement and Supplementary Data" under caption "Financial Statements" under the subcaption "Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004",

      - The section entitled "Item 8. Financial Statement and Supplementary Data" under caption "Financial Statements" under the subcaption "Consolidated Statements of Changes in Stockholders' Deficiency and Comprehensive loss for the years ended December 31, 2006, 2005 and 2004",

      - The section entitled "Item 8. Financial Statement and Supplementary Data" under caption "Financial Statements" under the subcaption "Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004",

      - The section entitled "Item 8. Financial Statement and Supplementary Data" under caption "Note to Consolidated Financial Statement" under the subcaption "Note 2 - Liquidity",

      - The section entitled "Item 8. Financial Statement and Supplementary Data" under caption "Note to Consolidated Financial Statement" under the subcaption "Note 3 - Summary of Significant Accounting Policies under the subcaption "(J) Intangibles Assets",

      - The section entitled "Item 8. Financial Statement and Supplementary Data" under caption "Note to Consolidated Financial Statement" under the subcaption "Note 8 - Long-Term Debt",

      - The section entitled "Item 8. Financial Statement and Supplementary Data" under caption "Note to Consolidated Financial Statement" under the subcaption "Note 14 - Selected Quarterly Financial Data - (Unaudited)" now becomes Note 15 and has been restated,

      - The section entitled "Item 8. Financial Statement and Supplementary Data" under caption "Note to Consolidated Financial Statement" under the subcaption "Note 14 - Selected Quarterly Financial Data - (Unaudited)" is now named "Restated Financial Statements",

      -     The section entititled "Item 9A Controls and Procedures",

      - The section entitled "Item 14. Principal Accountant Fees and Services" under caption "Audit Fee for 2006",

      -     The section entitled "Item 15. Exhibits and Reports on Form 8-K".

We included to this Amendment on Form 10-K/A: (1) the new management's report on internal control over financial reporting (2) the new report of independent registered public accounting on internal control over financial reporting, and
(3) the new report of our independent certified public accountant, and (4) new certifications of our principal executive officer and principal financial and accounting officer, as Exhibits 31 and 32.

Except for the changes noted above, there are no other changes contained in this amended report to our Annual Report on Form 10-K filed with the Commission on March 30, 2007.

                             TABLE OF CONTENTS

                                                                                                         Page
PART I
Item 1.    Description of Business.................................................................    1
Item 1A.   Risk Factors............................................................................    8
Item 1B.   Unresolved Staff Comments...............................................................   11
Item 2.    Description of Property.................................................................   12
Item 3.    Legal Proceedings.......................................................................   12
Item 4.    Submission of Matters to a Vote of Security Holders.....................................   12

PART II
Item 5.    Market for Common Equity and Related Stockholder Matters................................   12
Item 6.    Selected Financial Data.................................................................   13
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...   13
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..............................   17
Item 8.    Financial Statements and Supplementary Data.............................................   F-1 - F-25
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....   18
Item 9A.   Controls and Procedures.................................................................   18
Item 9B.   Other Information.......................................................................   19

PART III

Item 10    Directors, Executive Officers, Promoters and Control Persons............................   20
Item 11.   Executive Compensation..................................................................   21
Item 12.   Security Ownership of Certain Beneficial Owners and Management..........................   22
Item 13.   Certain Relationships and Related Transactions..........................................   23
Item 14    Principal Accountant Fees and Services..................................................   23
Item 15.   Exhibits and Reports on Form 8-K........................................................   24

                         ------------------------------

      This Registration Statement contains trademarks, service marks and registered marks of other companies, as indicated. Trademarks identified by (R) and (TM) are registered trademarks or trademarks are the properties of their respective owners.

                         ------------------------------
           PRELIMINARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

      -     extends filing territory and works to protect our patents; and

      -     looks after and maintains patents.

Item 1A. Risk Factors

      AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION IN THIS AMENDED ANNUAL REPORT ON FORM 10-K/A AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR SUBSEQUENT REPORTS ON FORMS 10-Q AND 8-K, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST IN SHARES OF OUR COMMON STOCK OR TO MAINTAIN OR INCREASE YOUR INVESTMENT IN SHARES OF OUR COMMON STOCK. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS. IF ANY OF THE FOLLOWING RISKS, OR ANY OTHER RISKS NOT DESCRIBED BELOW, ACTUALLY OCCUR, IT IS LIKELY THAT OUR BUSINESS, FINANCIAL

CONDITION AND OPERATING RESULTS COULD BE SERIOUSLY HARMED. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU COULD LOSE PART OR ALL OF YOUR INVESTMENT.

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

Item 1B. Staff Comments.

As part of a review by the staff of the Securities and Exchange Commission (the "Staff") of our Annual Report on Form 10-K/A for the year ended December 31, 2005, we have received and responded to comments from the Staff. As of the date of the filing of this amended Annual Report under Form 10-K/A the Staff comments have been resolved and these pertained primarily to our method of accounting for intangible assets and long term debt. The company believes that the adjustments that resulted from this review did not have a material effect on its financial statements.

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

Quarter Ended                                                    High       Low
-------------                                                   ------    ------
December 31, 2006                                                51.25     39.40
September 30, 2006                                               47.00     30.00
June 30, 2006                                                    30.00     14.00
March 31, 2006                                                   26.00     19.00

December 31, 2005                                               $22.50    $12.00
September 30, 2005                                              $24.00    $24.00
June 30, 2005                                                   $20.00    $ 3.00
March 31, 2005                                                  $55.00    $13.00

December 31, 2004                                               $15.50    $10.05
September 30, 2004                                              $20.00    $ 7.00
June 30, 2004                                                   $35.00    $20.00
March 31, 2004                                                  $95.00    $40.00

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

In December 2006, the Company issue, the new 7% non-convertible promissory notes payable (the "7% Non-Convertible Promissory Notes") in the aggregate principal amount of $2,700,000. (See Note 8 (D).)

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

Item 6. Selected Financial Data

                                                  Fiscal Year ended December 31,
                             ------------------------------------------------------------------------
                                 2006            2005          2004            2003          2002
                             ------------   ------------   ------------   ------------   ------------
   Net sales                 $    408,205   $    316,200   $    351,600   $    361,900   $    350,300
   Operating loss                 269,741        723,874        562,199        449,297        555,782
   Net income (loss)           (1,473,425)      (997,758)       198,216       (319,176)    (1,137,740)
   Net income (loss) per
     common share            $      (0.13)  $      (0.09)  $       0.02   $      (0.03)  $      (0.34)
   Weighted average            11,353,817     11,353,816     11,299,267     11,297,573      3,324,813
     common shares              shares         shares         shares         shares         shares
     outstanding

Balance Sheet Data:
   Total assets              $  1,324,618   $  1,075,810   $    950,308   $    812,676   $  1,565,023
   Total liabilities            4,686,785      3,345,364      2,230,290      2,929,724      3,308,448
   Stockholders deficiency      3,362,167      2,269,554      1,279,982      2,117,048      1,743,425

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in the financial statement contained elsewhere in this amended annual report.

            Summary of Significant Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, property and equipment, stock based compensation and contingencies. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The assumptions and bases for estimates used in preparing our consolidated financial statements are set forth as significant accounting policies in Note 3 of the notes to the consolidated financial statements included in this amended annual report and are summarized below:

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

Consulting and professional fees during the year ended December 31, 2006 were approximately $222,000, a decrease of $100,000 (or approximately 31%) compared to approximately $322,000 during the year ended December 31, 2005. This decrease is attributable to a decrease in the fees needed during 2005 for the development of next generation of products. Finally there were additional professional fees associated with the compliance for the Sarbanes-Oxley Act of 2002.

Other income (net of expenses) totaled approximately $(1,203,700) of expense for the year ended December 31, 2006 as compared to approximately $(273,900) of expense for the year ended December 31, 2005. This increase was primarily due to the sale of all of the available for sale securities and we realized a loss of approximately $433,500 and the increase in the loss on the embedded derivative in our long term debt that was called in December of approximately $582,400.

As a result of the above, our net loss for the year ended December 31, 2006 totaled approximately $1,473,400 or $.13 per share compared to a net loss of approximately $997,800 or $.09 per share for the year ended December 31, 2005.

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

Operating expenses were approximately $817,600 during the year ended December 31, 2005, an increase of approximately $75,900 (approximately 10%) from approximately $741,700 for the year ended December 31, 2004. This increase was primarily due to an increase in the company's consulting and professional fees during 2005.

Consulting and professional fees during the year ended December 31, 2005 were approximately 322,000, an increase of $213,200 (or approximately 196%) compared to approximately $108,800 during the year ended December 31, 2004. Most of these fees are incurred in Europe, and as such, a portion of the increase resulted from exchange rate fluctuations and part of increase was attributable to consulting fees associated with the development of the next generation of products. Finally there were additional professional fees associated with the compliance for the Sarbanes-Oxley Act of 2002.

Other income (net of expenses) totaled approximately $(273,900) of expense for the year ended December 31, 2005 as compared to approximately $760,400 of income for the year ended December 31, 2004. This increase was primarily due to the restatement due to the gain in the fair value of the embedded derivative contained in our convertible notes and the fact that there was no forgiveness income in 2005 ($297,800 in 2004) and there was no accrual of approximately $54,000 for estimated litigation.

As a result of the above, our net loss for the year ended December 31, 2005 totaled approximately $997,800 or $.09 per share compared to a net income of approximately $198,200 or $.02 per share for the year ended December 31, 2004.

These losses per share were based on weighted average common shares outstanding of 11,353,816 & 11,299,267 for the years ended December 31, 2005 and 2004 respectively.

Financial Condition, Liquidity and Capital Resources

Fiscal 2006 vs. 2005

As shown in the accompanying amended consolidated financial statements, we had net losses of approximately $1,473,000 and $997,800 in 2006 and 2005, respectively. Management believes that it is likely that we will continue to incur net losses through at least 2007. We had a working capital deficiency of approximately $495,200 and $418,000 at December 31, 2006 and 2005 respectively. We also had a stockholders' deficiency of approximately $3,362,200 and $2,270,000 at December 31, 2006 and 2005, respectively.

We had a negative cash flow from operating activities of approximately $212,000 and $366,200 at December 31, 2006 and 2005 respectively. We also had cash provided by financing activities of $400,000 and $500,000 at December 31, 2006 and 2005 respectively. Our net loss of approximately $1,473,000 and $997,800 increased our accumulated deficit to approximately $21,051,000 and $19,578,000 at December 31, 2006 and 2005 respectively.

During 2006, we received $400,000 of additional funds which were converted to 7% non-convertible notes payable on December 31, 2006. In addition, during 2006, the Company received proceeds of approximately $210,000 from the sale of marketable securities. Accordingly, management believes that we will have sufficient liquid resources to operate through at least December 31, 2007.

Fiscal 2005 vs. 2004

As shown in the accompanying consolidated financial statements, we had net a loss of approximately $977,800 and a net income of approximately $198,200 in 2005 and 2004, respectively. The net loss in 2005 and the net income in 2004 included a nonrecurring income item relating to forgiveness of debt of approximately $297,800 and the gain or loss on the embedded derivative included in our convertible 7% notes. We had a working capital deficiency of approximately $418,000 and $38,400 at December 31, 2005 and 2004 respectively. We also had a stockholders' deficiency of approximately $2,270,000 and $1,280,000 at December 31, 2005 and 2004, respectively.

We had a negative cash flow from operating activities of approximately $366,200 and $467,500 at December 31, 2005 and 2004 respectively. We also had cash provided by financing activities of $500,000 and $670,000 at December 31, 2005 and 2004 respectively. Our 2005 net loss of approximately $997,800 and our 2004 net income $198,200 increased our accumulated deficit in 2005 to approximately $19,578,000 and decreased our accumulated deficit in 2004 to $18,580,000.

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

                           Forward-Looking Statements

In this amended annual report, we include some forward-looking statements that involve substantial risks and uncertainties and other factors that may cause our operational and financial activity and results to differ from those expressed or implied by these forward-looking statements. In many cases, you can identify these statements by forward-looking words such as "may," "expect," "anticipate," "believe," "estimate," "plan," "intend" and "continue," or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information. Statements relating to restarting of clinical trials for certain of its products or receiving certain revenues or proceeds constitute forward-looking statements under the federal securities laws. Such statements are subject to certain risks and uncertainties that could cause the actual timing of such revenues, clinical trials or other events to differ materially from those projected.

You should not place undue reliance on these forward-looking statements. The section captioned "Management's Discussion and Analysis of Financial Condition and Plan of Operations," as well as any cautionary language in this amended annual report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from our expectations.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Because of the risks and uncertainties, the forward-looking events and circumstances discussed in this amended annual report might not occur.

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

The cost and fair market value of marketable securities available-for-sale held as of December 31:

                      December 31, 2006   December 31, 2005   December 31, 2004
                      -----------------   -----------------   -----------------
     Cost                   $ --              $ 646,057           $ 646,057
     Fair Value             $ --              $ 193,783           $ 247,811

In December, 2006 the company sold all available for sale securities and recorded an actual loss of approximately $433,000.

Item 8. Financial Statements and Supplementary Data

Biocoral, Inc. and Subsidiaries Index to Consolidated Financial Statements and Schedule.

Financial Statements:

Management's Report on Internal Control over Financial Reporting                                             F-2
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting         F-3
Report of Independent Registered Public Accounting Firm                                                      F-4
Consolidated Balance Sheets as of December 31, 2006, 2005 and 2004 (Restated)                                F-5
Consolidated Statements of Operation for the years ended December 31, 2006, 2005 and 2004 (Restated)         F-6
Consolidated Statements of Changes in Stockholders' Deficiency and Comprehensive loss for the years ended
   December 31, 2006, 2005 and 2004 (Restated)                                                               F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 (Restated)        F-8
Note to Consolidated Financial Statements (Restated)                                                         F-9 - F-25

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

      Based of our assessment, we have concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in "Internal Control - Integrated Framework" issued by the COSO.

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

      A material weakness is defined by the Public Company Accounting Oversight Board's Audit Standard No. 2 as being a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

      Management has identified and included in its assessment the following material weakness as of December 31, 2006: its methodologies relating to (a) its accounting for our previous correction of an error related to the capitalization of patent costs, and (b) its method for accounting for the recording of the fair value of the embedded derivative attached to our convertible debt.

      This material weakness resulted in restatement of the Company's previously issued financial statements for the years ended December 31, 2006, 2005 and 2004. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements.

      Also, in our opinion, management's assessment that Biocoral, Inc., did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by COSO. Furthermore, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Biocoral, Inc., did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by COSO.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Biocoral, Inc. as December 31, 2006, 2005 and 2004 (restated), and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2006 (restated) and our report dated September 7, 2007, expressed an unqualified opinion thereon.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered

September 7, 2007
Las Vegas, Nevada

   Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Biocoral, Inc.:

We have audited the accompanying consolidated balance sheets of Biocoral, Inc. and subsidiaries as of December 31, 2006, 2005 and 2004 (restated), and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the restated consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biocoral, Inc. and subsidiaries at December 31, 2006, 2005 and 2004 (restated), and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 (restated) in conformity with U.S. generally accepted accounting principles.

As described in Notes 14 to the financial statements, the Company has restated its financial statements for each of the three years in the period ended December 31, 2006 as its previous correction of an errors related to the capitalization of the patent costs was not properly presented and to record the fair value of the embedded derivative attached to its convertible debt.

We have also audited in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Biocoral Inc.'s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in our opinion, because of the effect of the material weakness described in our report dated September 7, 2007 on the achievement of the objectives of the control criteria, Biocoral, Inc., did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by COSO.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered

September 7, 2007
Las Vegas, Nevada

                         BIOCORAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (RESTATED)

                                                                           December 31,    December 31,    December 31,
                                                                              2006            2005            2004
                                                                          -------------   -------------   -------------
                                ASSETS
Current Assets
   Cash                                                                   $     287,773   $     127,211   $     129,508
   Investments in marketable securities                                              --         193,783         247,811
   Accounts receivable, net of allowance for doubtful accounts
     $0 for 2006, $2,300 for 2005, $2,700 for 2004                              175,900         136,076          53,276
   Inventories                                                                  244,675         125,100         156,500
   Prepaid expenses and other current assets                                     27,744          22,507          37,507
                                                                          -------------   -------------   -------------

     Total Current Assets                                                       736,092         604,677         624,602

Property and equipment, net                                                      25,279          31,300          21,500
Restricted cash held in escrow                                                   11,049          11,049          11,049
Investment in limited partnership                                                 4,162          10,444          20,209
Intangible assets, net                                                          527,879         405,707         257,628
Other assets                                                                     20,157          12,633          15,320
                                                                          -------------   -------------   -------------

         Total Assets                                                     $   1,324,618   $   1,075,810   $     950,308
                                                                          =============   =============   =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current  Liabilities
   Accounts payable                                                       $     726,555   $     713,123   $     568,747
   Current portion of due to officer                                            190,937         158,935          85,258
   Accrued interest payable                                                     313,762         150,701           8,951
   Current portion of long-term debt                                                 --             --               --
                                                                          -------------   -------------   -------------
      Total Current Liabilities                                               1,231,254       1,022,759         662,956

Due to Officer, net of current portion                                          750,000         600,000         412,500
Fair value of embedded derivative                                                    --         416,419         114,484
Long-term debt - net of embedded derivative                                   2,700,000       1,301,186         991,150
Deferred employee benefits                                                        5,531           5,000          49,200
                                                                          -------------   -------------   -------------

      Total Liabilities                                                       4,686,785       3,345,364       2,230,290
                                                                          -------------   -------------   -------------

Commitments and contingencies

Stockholders' Deficiency
   Preferred stock; par value $.001 per share; 1,000,000 shares
      authorized; none issued                                                        --              --              --
   Common Stock; $.001 par value; 100,000,000 shares authorized;
      11,353,817 shares issued and outstanding as of December 31, 2006,
      11,353,816 shares issued and outstanding as of December 31, 2005,
      11,353,819 shares issued and outstanding as of December 31, 2004,          11,354          11,354          11,354
   Additional paid-in capital                                                17,900,090      17,900,090      17,900,090
   Accumulated other comprehensive loss                                        (222,635)       (603,447)       (611,633)
   Accumulated deficiency                                                   (21,050,976)    (19,577,551)    (18,579,793)
                                                                          -------------   -------------   -------------

      Total Stockholders' Deficiency                                         (3,362,167)     (2,269,554)     (1,279,982)
                                                                          -------------   -------------   -------------

         Total Liabilities and Stockholders' Deficiency                   $   1,324,618   $   1,075,810   $     950,308
                                                                          =============   =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (RESTATED)

                                                                                    Years ended December 31,
                                                                              2006          2005          2004
                                                                          ------------   ----------   ------------
Net sales                                                                 $    408,205   $  316,200   $    351,600
Cost of sales                                                                  121,244      222,400        172,100
                                                                          ------------   ----------   ------------

   Gross Profit                                                                286,961       93,800        179,500
                                                                          ------------   ----------   ------------
Operating Expenses
   Research and development                                                     49,892      114,200        245,590
   Consulting and professional fees                                            222,075      321,995        108,783
   Depreciation and amortization                                                52,454       40,469         12,284
   General and administrative                                                  232,281      341,010        375,042
                                                                          ------------   ----------   ------------

      Total Operating Expenses                                                 556,702      817,674        741,699
                                                                          ------------   ----------   ------------

   Loss From Operations                                                       (269,741)    (723,874)      (562,199)
                                                                          ------------   ----------   ------------
Other Income (Expense)
   Interest, net                                                              (186,645)    (152,826)      (162,175)
   Equity in loss of partnership                                                (6,282)      (9,765)       (15,000)
   Realized loss on sale of marketable securities                             (433,446)          --             --
   Gain (loss) on embedded derivatives                                        (582,395)    (111,971)       694,366
   Dividend income                                                               3,878        1,728             --
   Foregivenss of debt                                                              --           --        297,800
   Litigation contingency loss                                                      --      (16,050)       (54,576)
   Other                                                                         1,206       15,000             --
                                                                          ------------   ----------   ------------

      Total Other Income (Expense)                                          (1,203,684)    (273,884)       760,415
                                                                          ------------   ----------   ------------

Net (Loss) Income                                                           (1,473,425)    (997,758)       198,216

Other Comprehensive Income (Loss)
   Foreign translation gain (loss)                                             (71,463)      62,214         36,374
   Unrealized gain (loss) on marketable securities                             452,275      (54,028)        39,622
                                                                          ------------   ----------   ------------
Comprehensive (Loss) Income                                               $ (1,092,613)  $ (989,572)  $    274,212
                                                                          ============   ==========   ============
Net (loss) income per share

      Basic                                                               $      (0.13)  $    (0.09)  $       0.02
                                                                          ============   ==========   ============
      Diluted

Weighted average number of shares outstanding

      Basic                                                                 11,353,817   11,353,816     11,299,267
                                                                          ============   ==========   ============
      Diluted

The accompanying notes are an integral part of these consolidated financial statements.

                          BIOCORAL, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                       DEFICIENCY AND COMPREHENSIVE LOSS
                  YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                   (RESTATED)

                                                                          Accumulated
                                      Common Stock                           Other                        Total
                                  --------------------    Additional     Comprehensive   Accumulated   Stockholders'  Comprehensive
                                    Shares     Amount   Paid-in Capital      Loss         Deficiency    Deficiency        Loss
                                  ----------  --------  ---------------  -------------  -------------  -------------  -------------
Balance, January 1, 2004          11,297,573   $11,298    $17,337,292      $(687,629)    $(18,778,009)  $(2,117,048)   $  (373,623)

Net loss                                                                                      198,216       198,216        198,216

Other comprehensive gain -
   increase in market value of
   marketable securities                  --        --             --         39,622               --        39,622         39,622

Other comprehensive gain
   - foreign currency translation         --        --             --         36,374               --        36,374         36,374
                                  ----------   -------    -----------      ---------     ------------   -----------    -----------

Total comprehensive income                --        --             --         75,996          198,216    (1,842,836)       274,212
Conversion of convertible
   debentures                         56,246        56        562,798             --               --       562,854             --
                                  ----------   -------    -----------      ---------     ------------   -----------    -----------

Balance, December 31, 2004        11,353,819    11,354     17,900,090       (611,633)     (18,579,793)   (1,279,982)       274,212
                                                                                                                       ===========

Foreign currency translation
   gain                                                                       62,214                         62,214         62,214

Other comprehensive gain -
   increase in market value of
   marketable securities                                                     (54,028)                       (54,028)       (54,028)
Other                                     (3)       --             --             --               --            --             --

Net loss                                  --        --             --             --         (997,758)     (997,758)      (997,758)
                                  ----------   -------    -----------      ---------     ------------   -----------    -----------

Balance, December 31, 2005        11,353,816    11,354     17,900,090       (603,447)     (19,577,551)   (2,269,554)      (989,572)
                                                                                                                       ===========

Other comprehensive loss
   - foreign currency translation         --        --             --        (71,463)              --       (71,463)       (71,463)

Other comprehensive gain
   - increase in market value of
   marketable securities and
   adjustment for securities sold         --        --             --        452,275               --       452,275        452,275

Other                                      1        --             --             --               --            --             --

Net loss                                  --        --             --             --       (1,473,425)   (1,473,425)    (1,473,425)
                                  ----------   -------    -----------      ---------     ------------   -----------    -----------

Balance, 12/31/06                 11,353,817   $11,354    $17,900,090      $(222,635)    $(21,050,976)  $(3,362,167)   $(1,092,613)
                                  ==========   =======    ===========      =========     ============   ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (RESTATED)

                                                                              Years Ended December 31,
                                                                       --------------------------------------
                                                                           2006          2005         2004
                                                                       ------------   ----------   ----------
Cash flows from operating activities
   Net loss                                                            $ (1,473,425)  $ (997,758)  $  198,216
   Adjustments to reconcile net loss to net cash used in
      operating activities
         Depreciation and amortization                                       52,454       40,469       12,284
         Equity in loss of partnership                                        6,282        9,765       15,000
         Forgiveness of debt                                                     --           --     (297,800)
         Provision for doubtful accounts                                     (2,300)        (400)         800
         Realized loss on sale of marketable securities                     433,446           --           --
         Gain (loss) on embedded derivatives                                582,395      111,971     (694,366)
   Change in operating assets and liabilities
      Accounts receivable                                                   (37,524)     (82,400)      83,124
      Inventories                                                          (119,575)      31,400       27,100
      Prepaid expenses and other current assets                              (5,237)      15,000      (36,307)
      Other assets                                                           (7,524)       2,687       (2,820)
      Accounts payable and accrued interest payable                         176,493      286,126       95,081
      Current portion of due to officer                                      32,002       73,677     (283,742)
      Due to officer                                                        150,000      187,500      412,500
      Deferred employee benefits                                                531      (44,200)       3,500
                                                                       ------------   ----------   ----------

Net cash provided by (used in) operating activities                        (211,982)    (366,163)    (467,430)
                                                                       ------------   ----------   ----------
Cash flows from investing activities
   Purchase of property and equipment                                       (15,312)          --           --
   Capitalization of intangible assets                                     (153,292)    (176,848)    (152,472)
   Proceeds from sale of marketable securities                              212,611           --           --
                                                                       ------------   ----------   ----------
Net cash provided by (used in) investing activities                          44,007     (176,848)    (152,472)
                                                                       ------------   ----------   ----------

Cash flows from financing activities
   Principal payments on long-term debt                                          --           --      (41,000)
   Proceeds from long-tem debt                                              400,000      500,000      670,000
                                                                       ------------   ----------   ----------

Net cash provided by (used in) financing activities                         400,000      500,000      629,000

Effects of changes in exchange rates on cash                                (71,463)      40,714       31,921
                                                                       ------------   ----------   ----------

Net increase (decrease) in cash                                             160,562       (2,297)      41,019
                                                                       ------------   ----------   ----------

Cash, beginning of period                                                   127,211      129,508       88,489
                                                                       ------------   ----------   ----------

Cash, end of period                                                    $    287,773   $  127,211   $  129,508
                                                                       ============   ==========   ==========

                                                                           2006          2005         2004
                                                                       ------------   ----------   ----------
Supplemental Statements of Cash Flows Information
         Conversion of Interest and advances to common stock
         Conversion of 7% notes to common stock                        $         --   $       --   $  462,854
                                                                       ============   ==========   ==========
                                                                       $         --   $       --   $  100,000
                                                                       ============   ==========   ==========

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

Note 2 - Liquidity

      The Company had net losses of approximately $1,473,400 and $998,000 in 2006 and 2005, respectively and a net income of approximately 198,000 in 2004. The net income in 2004 includes a nonrecurring income item relating to forgiveness of debt of approximately $297,800 (See Note 8(A)) and the gain on the embedded derivative included in our convertible 7% notes. Management believes that it is likely that the Company will continue to incur net losses through at least 2007. The Company had a working capital deficiency of approximately $495,200, $418,100 and $38,400 for 2006, 2005 and 2004, respectively. The Company also had a stockholders' deficiency of approximately $3,362,200, $2,269,554 and $1,279,982 at December 31, 2006,
      2005 and 2004, respectively. During January and September 2005, the Company received approximately $500,000 relating to the issuance of the 7% convertible promissory notes payable (See Notes 8(C) and (D)). During 2006, the Company received $400,000 additional funds. These funds together with the previously held 6% convertible notes payable and 7% convertible promissory note payable, were converted to 7% non-convertible notes payable on December 31, 2006. (See Notes 8(A), (C), (D) and (E)). In addition, during 2006, the Company received proceeds of approximately $210,000 from the sale of marketable securities. Management believes that these funds will provide sufficient working capital to operate through 2007.

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

      (J) Intangible Assets

      Intangible assets consist of legal fees paid to various patent attorneys related to world-wide patent applications or litigation on existing patents. The patent costs are amortized over the shorter of the life of the patent or the estimated useful life of the technology which is 10 years using the straight line method.

      Amortization of the intangible assets for the next five years is as follows:

              2007       $ 42,928

              2008       $ 42,928

              2009       $ 42,928

              2010       $ 42,928

              2011       $ 42,928

      There after        $313,239

      The components of intangible assets and costs capitalized in 2006, 2005 and 2004 are as follows:

                                                2006         2005        2004
                                              ---------   ---------   ---------
         Beginning Intangible Assets          $ 454,273   $ 277,425   $ 119,682
         Add: Capitalized Costs                 163,024     176,848     157,743
         Less: Accumulated Amortization          89,418      48,566      19,797
                                              ---------   ---------   ---------
         Net Intangible Assets                $ 527,879   $ 405,707   $ 257,628
                                              =========   =========   =========

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

      The change in cumulative translation adjustments during the years ended December 31, 2006, 2005 and 2004 was as follows:

                                                       2006         2005         2004
                                                    ----------   ----------   ----------
Beginning accumulated translation adjustments       $ (151,172)  $ (213,386)  $ (249,760)
Translation adjustments for the period then ended      (71,463)      62,214       36,374
                                                    ----------   ----------   ----------
Ending accumulated translation adjustments          $ (222,635)  $ (151,172)  $ (213,386)
                                                    ==========   ==========   ==========

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

      The change in accumulated unrealized loss on investments in marketable securities during the year ended December 31, 2006, 2005 and 2004 was as follows:

                                                       2006         2005         2004
                                                    ----------   ----------   ----------
Beginning accumulated unrealized loss on
   marketable securities                            $ (452,274)  $ (398,246)  $ (437,868)
Unrealized gain (loss) arising during the year         452,274      (54,028)      39,622
Reclassification adjustment gain                            --           --           --
                                                    ----------   ----------   ----------
Ending accumulated unrealized loss on
   marketable securities                            $        0   $ (452,274)  $ (398,246)
                                                    ==========   ==========   ==========

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

                                                   2006       2005         2004
                                                ---------  ----------   ----------
Investments in marketable securities, at cost    $     --  $ 646,057    $ 646,057
Unrealized loss                                  $     --   (452,274)    (398,246)
Investment in marketable securities at fair
   market value                                  $     --    193,783      247,811
Less current portion                             $     --   (193,783)    (247,811)
                                                 --------  ---------    ---------
Non-current portion                              $     --  $      --    $      --
                                                 ========  =========    =========

      In December, 2006 the company sold all available for sale securities and recorded an actual loss of approximately $433,000.

Note 5- Inventories

      Inventories consist of the following at December 31:

                                                   2006       2005         2004
                                                ---------  ----------   ----------
Raw materials                                    $ 27,100   $ 18,300     $ 23,300
Work in process                                    54,700     36,000       48,300
Finished goods                                    162,900     70,800       85,000
                                                 --------   --------     --------

                                                 $244,700   $125,100     $156,600
                                                 ========   ========     ========

Note 6 - Property and Equipment

      Property and equipment consists of the following at December 31:

                                                   2006       2005         2004
                                                ---------  ----------   ----------
Land                                             $ 12,160   $ 12,160     $ 12,160
Buildings and improvements                        185,000    185,000      185,000
Equipment and furnishings                         223,340    223,340      202,400
                                                  420,500    420,500      399,000
Less accumulated depreciation and
   amortization                                   395,220    389,200      377,500
                                                 --------   --------     --------
                                                 $ 25,280   $ 31,300     $ 21,500
                                                 ========   ========     ========

Note 7 - Intangible Assets

      Intangible assets consist of the following at December 31:

                                                   2006       2005         2004
                                                ---------  ----------   ----------
Intangible assets                                $617,297   $454,273     $277,425
Less: Accumulated amortization                     89,418     48,566       19,797
                                                 --------   --------     --------

Intangible assets, net                           $527,829   $405,707     $257,628
                                                 ========   ========     ========

Note 8 - Long-Term Debt

      Long-term debt consists of the following at December 31:

                                          2006          2005           2004
                                      -----------   -----------    -----------
    6% convertible promissory
       notes payable (A)              $        --   $   700,000    $   700,000
    ANVAR advances (B)                         --            --             --
    7% convertible promissory
       notes payable (C)                       --     1,600,000      1,100,000
    7% non-convertible
       promissory notes payable (D)     2,700,000            --             --
                                               --     2,300,000      1,800,000
    Less embedded derivative                   --      (998,814)      (808,850)
                                      -----------   -----------    -----------
                                      $ 2,700,000   $ 1,301,186    $   991,150
                                      ===========   ===========    ===========

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

      During January 2005 the Company received $300,000 in connection with the subscription of the 7% Notes sold on December 2004. During September 2005, the Company sold to an accredited investor an additional $200,000 of the 7% Notes. The Company will pay a 7% commission on $200.000, which was sold in September 2005. At December 31, 2005 the Company had outstanding a total of $1,600,000 relating to the 7% Notes.

      On February 10, 2006 the holders of the 7% Notes agreed to extend the due date from December 31, 2006 to December 31, 2008.

      Pursuant to an agreement dated December 20, 2006 with all of the note holders, all of these 7% convertible promissory notes payable were converted to 7% non-convertible promissory notes payable. (See Note 8(D)).

(D) The 7% notes described above contained a feature that permitted the Company to pay the note with either cash or unregistered shares of the Company's common stock. In the case of payment in shares of common stock, the conversion of debt to equity was to be determined using the average of the twenty previous days stock price in the over-the counter (OTC) market. That feature constitutes an embedded derivative that is substantially equivalent to a "put" option. Such a derivative is required to be accounted for at fair value on the balance sheet, with changes in fair value included in earnings.

      The Company has valued the embedded derivative portion of the 7% notes (which is not designated as a hedge) using a fair value calculation that takes into account the stock price at each reporting date; the historic volatility of the stock price in the OTC market; and the remaining terms and interest rates of the notes (Black-Scholes method).

      The following table summarizes the components of long-term debt based on this accounting treatment:

                                                  2006          2005          2004
                                              -----------   -----------   -----------
   6% convertible promissory  notes payable   $   700,000    $  700,000    $  700,000
                                              -----------    ----------    ----------

7% convertible promissory notes payable:
   Intrinsic value portion                        813,548       601,186       291,150
   Fair value portion                           1,321,195       416,419       114,484
                                              -----------    ----------    ----------
                                                2,134,743     1,017,605       405,634
                                              -----------    ----------    ----------

   Total                                        2,834,743     1,717,605     1,105,634
                                              -----------    ----------    ----------

   Conversion to non-convertible notes         (2,834,743)           --            --

   7% non-convertible promissory notes
      payable                                   2,700,000            --            --
                                              -----------    ----------    ----------

   Total                                      $ 2,700,000    $1,717,605    $1,105,634
                                              ===========    ==========    ==========

      The unrealized gain or (loss) attributable to changes in the fair value portion occurred as follows:

   Quarter ended March 31                       $   3,897     $ (71,981)     $437,643
   Quarter ended June 30                         (245,542)        5,332       111,179
   Quarter ended September 30                    (436,519)     (106,639)      173,844
   Quarter ended December 31                      (38,975)       61,318       (28,300)
                                                ---------     ---------      --------

   Total annual unrealized gain (loss)           (717,138)     (111,971)      694,366

   Cumulative unrealized gain (loss)             (134,743)      582,395       694,366
                                                ---------     ---------      --------

Net unrealized and realized gain (loss)
   Included in earnings                         $(582,395)    $(111,971)     $694,366
                                                =========     =========      ========

      The cumulative unrealized loss of $134,743 was written off on December 31, 2006 upon conversion of the 6% and 7% convertible notes to 7% non-convertible notes.

(E) The Company issue, the new 7% non-convertible promissory notes payable (the "7% Non-Convertible Promissory Notes") in the aggregate principal amount of $2,700,000 to "accredited investors" in December 2006 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933.

      The Company's 7% Non-Convertible Promissory Notes are due on December 31, 2009. The Company may at any time at it sole option, prepay in whole or in part the principal amount without penalty, plus accrued interest to the date of prepayment, of all outstanding 7% Non-Convertible Promissory Notes, upon 30 days' written notice by certified or registered mail to the registered holder or holders of all outstanding 7% Non-Convertible Promissory Notes. Such notice shall be mailed to Note holders at their address last appearing on the Company's books. All payments related to the 7% Non-Convertible Promissory Notes shall be made to holder or holders in United States funds.

      During December 2006, the Company converted all of the existing 6% convertible promissory notes payable and 7% convertible promissory notes payable together with the $400,000 received during 2006 in the total aggregate principal amount of $2,700,000 to 7% Non-Convertible Promissory Notes.

      The total aggregate maturities of long-term debt at December 31, 2006 are as follows:

                December 31,
                    2007                                             0,00
                    2008                                             0,00
                    2009                                      $ 2,700,000
                                                              -----------

                                                              $ 2,700,000
                                                              ===========

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

      One of the Company's European wholly owned subsidiaries has a net operating loss of approximately $5,000,000 at December 31, 2004 under French tax regulations. Prior to January 1, 2004 these net operating losses could be carried forward five years to offset future taxable income. After January 1, 2004, these net operating loss carry forwards can be carried forward indefinitely to offset future taxable income. This net operating loss creates a deferred tax asset of approximately $1,700,000. There are no other material differences between amounts used for financial reporting purposes and tax reporting purposes. Since it is more likely than not that the subsidiary will not realize a benefit from these net operating losses carry forwards a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

      Income taxes differ from the statutory rate due to the following at December 31:

                                             2006         2005         2004
                                          ----------   ----------   ----------
Income tax benefit at 35%                 $ (311,000)  $ (310,000)  $ (221,000)
Utilization of net operating loss
   carry forward                             311,000      310,000      221,000
                                          ----------   ----------   ----------

                                          $       --   $       --   $       --
                                          ==========   ==========   ==========

Note 10 - Stock Option Plan

      In December 21, 2004, the Company decided to cancel all option contracts and reissue new contracts. A summary of the Company's stock option activity is as follows for the years ended December 31, 2006, 2005 and 2004:

                                                      Common Stock
                                              ----------------------------
                                                          Weighted average
                                                 Shares    Exercise Price
                                              ---------   ----------------
          Outstanding, December 31, 2003         34,270         89.88
          Cancelled                             (34,270)
          Granted                               200,000         10.00
          Exercised
          Outstanding, December 31, 2004        200,000        $10.00
          Granted                                    --
          Exercised                                  --
          Outstanding, December 31, 2005        200,000        $10.00
          Granted                                    --
          Exercised                                  --
          Outstanding, December 31, 2006        200,000        $10.00

      The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of the Company's stock options outstanding is as follows:

                            Options Outstanding            Options Exercisable
                  -------------------------------------   ----------------------
                                 Weighted-
                                  Average     Weighted-                Weighted-
                                 Remaining     Average                  Average
                    Number      Contractual   Exercise      Number     Exercise
Exercise Prices   Outstanding      Life         Price     Exercisable    Price
---------------   -----------   -----------   ---------   -----------  ---------
    $ 10.00         200,000        3.00        $ 10.00      200,000     $ 10.00

Note 11 - Segment and Geographic Information

      Information about the Company's assets and its operations in different geographic locations at December 31, 2006, 2005 and 2004 is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

      The following shows information about the Company's foreign operations at December 31, 2006, 2005 and 2004:

                                        2006          2005         2004
                                     -----------   -----------   ---------
          Net Sales:
          France                     $   182,800   $   152,000   $ 171,000
          Other European countries       139,500       113,900     108,200
          Others                          85,905        50,300      72,300
                                     -----------   -----------   ---------

                                     $   408,205   $   316,200   $ 351,500
                                     ===========   ===========   =========
          Total Assets:
          United States              $   905,418   $   714,610   $ 668,208
          France                         419,200       361,200     282,100
                                     -----------   -----------   ---------

                                     $ 1,324,618   $ 1,075,810   $ 950,308
                                     ===========   ===========   =========

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

      At December 31, 2006, total minimum rentals under noncancellable operating leases with an initial or remaining term lease term of one year or more are as follows:

                       Year Ending
                       December 31:
                       ------------
                           2007                    17,333
                                                 --------
                                                 $ 17,333
                                                 ========

      * The Euro to Dollar conversions are based upon an average conversion rate of $1.27 to (euro)1.00 for 2006, $1.26 to (euro)1.00 for 2005 and $ 1.20 to (euro)1.00 for 2004. This is an average estimated over the periods indicated and is subject to fluctuation during such periods.

Note 14- Restated Financial Statements

      The Company historically categorized its convertible debt as liabilities. Upon further review of FAS 133, it was determined that the convertible debt contains an embedded derivative that needs to be separately stated and adjusted periodically for its fair market value. The restatements related to the embedded derivatives have changed the amounts presented in the Company's statements of operations and balance sheets for the periods presented (See Note 8 (D) for a summary of the effect on the statements). In addition the Company has determined that its previous correction of an error related to the capitalization of patent costs in the amount of $152,472 was not properly presented. The capitalized patent costs of $152,472 were incurred in 2004 and related to consulting and professional fees paid to various patent attorneys related to world-wide patent applications or litigation on existing patents. The Company previously separately stated (in the statement of operations) a separate line item for recapitalization of patent costs below loss from operations. This activity should have been presented together with the other activity in 2004 for consulting and professional fees and not presented on a separate financial statement line item. The Company has also restated its financial statements for the years ended December 31, 2006, 2005 and 2004 to record the fair value of the embedded derivative attached to the convertible debt.

         A summary of the effects of the restatement for each of the fiscal years ended December 31, are as follows:

                                      2006                 2005                2004

Balance Sheet:

Long Term Debt                $      2,700,000    $      2,300,000    $      1,800,000

As restated                   $      2,700,000    $      1,301,186    $        991,150

Difference                    $             --    $        998,814    $        808,850

Fair Value of Embedded

Derivatives                   $             --    $             --    $             --

As Restated                   $             --    $        416,419    $        991,150

Difference                    $             --    $        416,419    $        991,150

Stockholders' Deficiency      $     (3,362,167)   $     (2,851,949)   $     (1,974,348)

As restated                   $     (3,362,167)   $     (2,269,554)   $     (1,279,982)

Difference                    $             --    $        582,395    $        694,366

Statement of Operations:

Consulting and Professional   $             --    $             --    $        261,255

As Restated                   $             --    $             --    $        108,783

Difference                    $             --    $             --    $       (152,472)

Gain (Loss) on Embedded

Derivatives                   $             --    $             --    $             --

As Restated                   $       (582,395)   $       (111,971)   $        694,366

Difference                    $       (582,395)   $       (111,971)   $        694,366

Net (Loss) Income             $       (891,030)   $       (885,787)   $       (496,150)

As restated                   $     (1,473,425)   $       (997,758)   $        198,216

Difference                    $       (582,395)   $       (111,971)   $       (694,366)

Income (loss) per share       $           (.08)   $           (.08)   $           (.04)

As restated                   $           (.13)   $           (.09)   $            .02

Difference                    $           (.05)   $           (.01)   $            .06

      A summary of the effects of the restatement for each of the fiscal quarters are as follows:

                                      Three Months Ended   Three Months Ended   Three Months Ended   Three Months Ended
                                        March 31, 2006       June 30, 2006      September 30, 2006    December 31, 2006
                                      ------------------   ------------------   ------------------   ------------------
Statement Of Operations
Gain/Loss on Embedded
Derivatives                                          --                    --                   --                   --

As restated                                $      3,897      $       (245,542)     $      (436,519)   $          95,768

Difference                                        3,897              (245,542)            (436,519)              95,768

Income (Loss) per share                    $      (0.02)     $          (0.02)     $         (0.02)   $           (0.02)

As restated                                $      (0.02)     $          (0.04)     $         (0.05)   $           (0.02)

Difference                                 $        --       $          (0.02)     $         (0.03)   $              --

Balance Sheet
Long Term Debt - Net of
Embedded Derivatives                          2,450,000             2,625,600            2,630,700            2,700,000

As Restated                                   1,838,399             2,424,692            2,765,443            2,700,000

Difference                                      611,601               200,908             (134,743)                  --
Fair Value of Embedded
Derivatives                                          --                    --                   --                   --

As Restated                                     831,276               244,983              (95,368)                  --

Difference                                      831,276               244,983              (95,368)                  --

Stockholders' Deficiency                     (3,009,986)           (3,217,624)          (3,352,766)          (3,362,167)

As Restated                                  (2,423,693)           (2,876,873)          (3,448,534)          (3,362,167)

Difference                                 $    586,293      $        340,751      $       (95,768)                  --


      A summary of the effects of the restatement for each of the fiscal quarters are as follows:

                                      Three Months Ended   Three Months Ended   Three Months Ended   Three Months Ended
                                        March 31, 2005       June 30, 2005      September 30, 2005    December 31, 2005
                                      ------------------   ------------------   ------------------   ------------------
Statement Of Operations
Gain/Loss on Embedded
Derivatives                                          --                    --                   --                   --

As restated                               $     (71,981)     $          5,332      $      (106,639)   $          61,318

Difference                                      (71,981)                5,332             (106,639)              61,318

Income (Loss) per share                   $       (0.02)     $          (0.02)     $         (0.02)   $           (0.02)

As restated                               $       (0.02)     $          (0.02)     $         (0.03)   $           (0.02)

Difference                                $          --      $             --      $         (0.01)   $              --

Balance Sheet
Long Term Debt - Net of
Embedded Derivatives                          2,100,000             2,100,000            2,300,000            2,300,000

As Restated                                   1,188,040             1,188,040            1,301,186            1,301,186

Difference                                      911,960               911,960              998,814              998,814
Fair Value of Embedded
Derivatives                                          --                    --                   --                   --

As Restated                                     456,400               461,740              355,101              416,419

Difference                                      456,400               461,740              355,101              416,419

Stockholders' Deficiency                     (2,268,492)           (2,436,883)          (2,725,580)          (2,851,949)

As Restated                                  (1,646,107)           (1,809,166)          (2,204,502)          (2,269,553)

Difference                                $     622,385      $        627,717      $       521,078    $         582,396


                                      Three Months Ended   Three Months Ended   Three Months Ended   Three Months Ended
                                        March 31, 2004       June 30, 2004      September 30, 2004    December 31, 2004
                                      ------------------   ------------------   ------------------   ------------------
Statement Of Operations
Gain/Loss on Embedded
Derivatives                                          --                    --                   --                   --

As restated                           $         437,643      $        111,179      $       173,844    $         (28,300)

Difference                                      437,643               111,179              173,844              (28,300)

Restated Capitalization of
Intangible Assets                                38,118                38,118               38,118               38,118

Consulting and Professional                      81,400                57,934               64,518               57,403

As restated                                      43,282                19,816               26,400               19,285

Difference                                      (38,118)              (38,118)             (38,118)             (38,118)

As restated                                          --                    --                   --                   --

Difference                                       38,118                38,118               38,118               38,118

Income (Loss) per share               $           (0.02)     $          (0.02)     $         (0.02)   $           (0.02)

As restated                           $            0.02      $          (0.01)     $          0.03    $           (0.02)

Difference                            $            0.04      $           0.01      $          0.05    $              --

Balance Sheet
Long Term Debt - Net of
Embedded Derivatives                          1,879,800             1,878,300            1,930,000            1,800,000

As Restated                                   1,070,950             1,069,450            1,121,150              991,150

Difference                                      808,850               808,850              808,850              808,850
Fair Value of Embedded
Derivatives                                          --                    --                   --                   --

As Restated                                     371,207               260,028               86,184              114,484

Difference                                      371,207               260,028               86,184              114,484

Stockholders' Deficiency                     (2,292,835)           (2,549,123)          (2,504,328)          (1,974,348)

As Restated                                  (1,817,074)           (1,924,065)          (1,667,308)          (1,279,982)

Difference                            $        (475,761)     $       (625,058)     $      (837,020)   $        (694,366)

Note 15 - Selected Quarterly Financial Data - (Unaudited) (Restated)

      The results of operations by quarter for the years ended December 31, 2006 and 2005 have been restated and are presented below (See note 14) (unaudited):

                                      Three Months     Three Months      Three Months        Three Months
                                         Ended            Ended             Ended                Ended
                                     March 31, 2006   June 30, 2006   September 30, 2006   December 31, 2006
                                     --------------   -------------   ------------------   -----------------
Net sales                            $       70,900   $      91,800   $           88,800   $         156,705

Cost of sales                                47,800          64,200               75,100             (65,856)

   Gross Profit                              23,100          27,600               13,700             222,561
                                     --------------   -------------   ------------------   -----------------

      Total Operating Expenses              165,910         149,491              145,236              96,065
                                     --------------   -------------   ------------------   -----------------

   Loss From Operations                    (142,810)       (121,891)            (131,536)            126,496
                                     --------------   -------------   ------------------   -----------------

      Total Other Income (Expense)          (47,711)       (296,070)            (480,634)           (379,269)
                                     --------------   -------------   ------------------   -----------------

Net (Loss) Income                          (190,521)       (417,961)            (612,170)           (252,773)

Other Comprehensive Income (Loss):

   Foreign translation gain (loss)           27,517          (9,184)               1,223             (91,019)
   Unrealized gain on marketable
      securities                              8,765         (25,935)              39,286             430,159
                                     --------------   -------------   ------------------   -----------------

Comprehensive (Loss) Income          $     (154,239)  $    (453,080)  $         (571,661)  $          86,367
                                     ==============   =============   ==================   =================

                                      Three Months    Three Months       Three Months        Three Months
                                         Ended            Ended             Ended                Ended
                                     March 31, 2005   June 30, 2005   September 30, 2005   December 31, 2005
                                     --------------   -------------   ------------------   -----------------
Net sales                            $       77,000   $      85,400   $           75,100   $          78,700

Cost of sales                                49,500          63,600               46,400              62,900

   Gross Profit                              27,500          21,800               28,700              15,800
                                     --------------   -------------   ------------------   -----------------

      Total Operating Expenses              200,633         169,873              152,042             295,126
                                     --------------   -------------   ------------------   -----------------

   Loss From Operations                    (173,133)       (148,073)            (123,342)           (279,326)
                                     --------------   -------------   ------------------   -----------------

      Total Other Income (Expense)         (108,731)        (11,208)            (185,348)             31,404
                                     --------------   -------------   ------------------   -----------------

Net (Loss) Income                          (281,864)       (159,281)            (308,690)           (247,922)

Other Comprehensive Income (Loss):

   Foreign translation gain (loss)          107,583           7,308             (102,496)             49,819

   Unrealized gain on marketable
      securities                            (39,372)        (11,086)              15,850             (19,420)
                                     --------------   -------------   ------------------   -----------------

Comprehensive (Loss) Income          $     (213,653)  $    (163,059)  $         (395,336)  $        (217,523)
                                     ==============   =============   ==================   =================

                                      Three Months    Three Months       Three Months        Three Months
                                         Ended           Ended              Ended                Ended
                                     March 31, 2004   June 30, 2004   September 30, 2004   December 31, 2004
                                     --------------   -------------   ------------------   -----------------
Net sales                            $      106,900   $      96,200   $           45,400   $         103,100

Cost of sales                                72,300          38,500               21,400              39,900

   Gross Profit                              34,600          57,700               24,000              63,200
                                     --------------   -------------   ------------------   -----------------

      Total Operating Expenses              188,271         247,179              112,872             193,377
                                     --------------   -------------   ------------------   -----------------

   Loss From Operations                    (153,671)       (189,479)             (88,872)           (130,177)
                                     --------------   -------------   ------------------   -----------------

      Total Other Income (Expense)          413,767          69,204              422,045            (144,601)
                                     --------------   -------------   ------------------   -----------------

Net (Loss) Income                           260,096        (120,275)             333,173            (274,778)

Other Comprehensive Income (Loss):

   Foreign translation gain (loss)           32,015          (1,541)               5,623                 277
   Unrealized gain (loss) on
      marketable securities                   7,836            (148)             (29,539)             61,473
                                     --------------   -------------   ------------------   -----------------

Comprehensive (Loss) Income          $      299,947   $    (121,964)  $          309,257   $        (213,028)
                                     ==============   =============   ==================   =================

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting and financial disclosure. For discussion regarding changes of our independent accountants, please see our Annual Report on Form 10-KSB for the year ended December 31, 2003 and 2004 and our previously filed Form 8-K.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2006 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed immediately below.

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

      Management has identified the following material weaknesses which caused management to conclude that, as of December 31, 2006, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

(b) Changes in Internal Control. The change noted above, is the only change during our most recently completed fiscal year that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

(c) Management's Report on Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management's assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006 as part of this amended report. The Company's independent registered public accounting firm also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Management's report and the independent registered public accounting firm's attestation report are included in Item 8 hereof, of this report and are incorporated herein by reference.

Item 9B. Other Information.

None.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

The following persons are our executive officers and directors:

Name                      Age            Positions with our Company
--------------         ---------         --------------------------------------
Nasser Nassiri            43             President, Chief Executive Officer and
                                         Chairman of the Board
Yuhko Grossman            42             Secretary, Treasurer and Director
Jean Darondel             64             Director

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

Prof. Yann Le Petitcorps is a professor at the University of Bordeaux where he holds a chair in material sciences and heads a research group focused on engineering and material science which, among other areas, includes metallic and ceramic structural biomaterials. Prof. Le Petitcorps received his PhD in material science from the University of Bordeaux in 1985 and, in 2003, received the Prize of Metallurgy from the French Academy of Science. Prof. Le Petitcorp supervises a laboratory belonging to the French National Center for Scientific Research, and conducts research in the field of materials for structural or biomaterial applications in collaboration with several industrial (dental and orthopaedic) companies.

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

                                                          NUMBER OF
                                                          SECURITIES        VALUE OF
                                                          UNDERLYING       UNEXERCISED
                                                         UNEXERCISED       IN-THE-MONEY
                                                           OPTIONS         OPTIONS AT
                             SHARES                       AT FY-END         FY-END
                            ACQUIRED        VALUE        EXERCISABLE/     EXERCISABLE/
          NAME             ON EXERCISE     REALIZED     UNEXERCISABLE     UNEXERCISABLE
-----------------------    -----------     --------     -------------     -------------
Nasser Nassiri ........        --             --          100,000/--       4,400,000/--
Jean Darondel .........        --             --           50,000/--       2,200,000/--
Yuhko Grossman ........        --             --           50,000/--       2,200,000/--

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

                                                                    AMOUNT AND NATURE
                                                                      OF BENEFICIAL
                                                                     OWNERSHIP AS OF        PERCENT OF
NAME AND ADDRESS OF BENEFICIAL                                           March 20,          SHARES IN
OUTSTANDING OWNER                              TITLE OF CLASS              2007              CLASS(5)
--------------------------------------------   --------------       -----------------       ----------
Jean Darondel .............................     Common Stock             50,000(1)              *
   38 rue Anatole France,
   92594 Levallois Perret Cedex, France

Yuhko Grossman ............................     Common Stock             50,000(2)              *
   38 rue Anatole France,
   92594 Levallois Perret Cedex, France

Nasser Nassiri ............................     Common Stock            100,000(3)              *
   38 rue Anatole France,
   92594 Levallois Perret Cedex, France

All officers and directors as a group .....     Common Stock            200,000(4)              *

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

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services.

Audit Fees for 2006

Our principal accountant for 2006 is Moore & Associates, Chartered., for services rendered in connection with the audit of our 2006 consolidated financial statements, as of the date of this report, we have paid them $12,500.

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

* The Euro to Dollar conversions are based upon an average conversion rate of $1.27 to (euro)1.00 for 2006, $1.26 to (euro)1.00 for 2005 and $ 1.20 to
(euro)1.00 for 2004. This is an average estimated over the periods indicated and is subject to fluctuation during such periods.

Item 15. Exhibits and Reports on Form 8-K.

(a) Unless otherwise indicated, the following is a list of exhibits filed as a part of this amended annual report:

Exhibit Number   Description of Document
--------------   -------------------------------------------------------------------------------------------
3.1              Certificate of Incorporation, as amended(1)(2)
3.2              By-laws (1)
3.3              Certificate of Amendment to Certificate of Incorporation(4)
3.4              Certificate of Amendment to Certificate of Incorporation(4)
4.1              Form of Company's 3 year 7% Convertible Redeemable Debenture due December 31, 2006(4)
4.2              Form of Option Agreement(3)(4)
4.3              Form of Company's 3 Year 7 Percent Non-Convertible Promissory Note Due December 31, 2009(5)
31               Certification of Nasser Nassiri pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32               Certification of Nasser Nassiri pursuant to Rule 13(a)

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

(2) Incorporated by reference from Amendment No.1 to the Company's Form 10-SB filed with the Commission on April 18, 1994.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 17, 1998.

(4) Incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-KSB/A filed May 19, 2005.

(5) Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K filed March 30, 2007.

During the fourth quarter of 2006, we filed no current reports on Form 8-K.

On July 24, 2007, we filed Form 8-K; in connection with Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on our behalf by the undersigned, thereunto duly authorized, on September 7, 2007.

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

Signature                       Title                                      Date
-----------------------------   ----------------------------------------   ----------------------------
/s/ Nasser Nassiri              President, Chief Executive Officer         September 7, 2007
------------------              and Chairman of the Board of Directors
    Nasser Nassiri              (Principal Executive Officer and
                                Principal Accounting Officer)

/s/ Yuhko Grossman              Secretary, Treasurer and Director          September 7, 2007
------------------
    Yuhko Grossman

/s/ Jean Darondel               Director                                   September 7, 2007
-----------------
    Jean Darondel