Form 10-Q
period 2007-09-30
BIOCORAL INC
filed 2007-11-09
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2007

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

                               |_| Yes          |X| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of October 31, 2007 was 11,353,817

                         BIOCORAL, INC. AND SUBSIDIARIES

                                    CONTENTS

PAGE   F-2      CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2007
                (UNAUDITED) AND DECEMBER 31, 2006

PAGE   F-3      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE
                MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED) AND
                2006 (UNAUDITED) (RESTATED)

PAGE   F-4      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                DEFICIENCY AND COMPREHENSIVE LOSS FOR THE NINE MONTHS ENDED
                SEPTEMBER 30, 2007 (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER
                31, 2006, AND 2005 (RESTATED)

PAGE   F-5      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
                MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED) AND 2006 (UNAUDITED)
                (RESTATED)

PAGE   F-6-10   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                         BIOCORAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                               SEPTEMBER 30, 2007

PART I

Item 1. Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            September 30,   December 31,
                                                                                 2007           2006
                                                                            -------------   ------------
                                                                             (Unaudited)
                                  ASSETS

Current Assets:
   Cash                                                                     $     100,367   $    287,773
   Accounts receivable, net of allowance for doubtful accounts                    136,958        175,900
   Inventories                                                                    307,824        244,675
   Prepaid expenses and other current assets                                       14,250         27,744
                                                                            -------------   ------------

      Total Current Assets                                                        559,399        736,092
                                                                            -------------   ------------

Property and equipment, net                                                        17,102         25,279
Restricted cash held in escrow                                                     11,049         11,049
Investment in limited partnership                                                      --          4,162
Intangible assets, net                                                            668,092        527,879
Other assets                                                                       30,863         20,157
                                                                            -------------   ------------

      Total Assets                                                          $   1,286,505   $  1,324,618
                                                                            =============   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable                                                         $     856,022   $    726,555
   Current portion due to officer                                                 180,012        190,937
   Accrued interest payable                                                       372,083        313,762
                                                                            -------------   ------------

      Total Current Liabilities                                                 1,408,117      1,231,254
                                                                            -------------   ------------

Due to officer, net of current portion                                            862,500        750,000
Long-term debt, net of current portion                                          2,800,000      2,700,000
Deferred employee benefits                                                          5,955          5,531
                                                                            -------------   ------------

         Total Liabilities                                                      5,076,572      4,686,785
                                                                            -------------   ------------
Commitments and contingencies

Stockholders' Deficiency:
   Preferred stock, par value $.001 per share; 1,000,000 shares
     authorized; none issued                                                           --             --
   Common Stock; $.001 par value; 100,000,000 shares authorized;
     11,353,817 shares issued and outstanding September 30, 2007
     11,353,817 shares issued and outstanding December 31, 2006                    11,354         11,354
   Additional paid-in capital                                                  17,900,090     17,900,090
   Accumulated other comprehensive loss                                          (201,540)      (222,635)
   Accumulated deficiency                                                     (21,499,971)   (21,050,976)
                                                                            -------------   ------------

      Total Stockholders' Deficiency                                           (3,790,067)    (3,362,167)
                                                                            -------------   ------------

      Total Liabilities and Stockholders' Deficiency                        $   1,286,505   $  1,324,618
                                                                            =============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)
                 AND SEPTEMBER 30, 2006 (UNAUDITED) (RESTATED)

                                                                    Nine Months Ended             Three Months Ended
                                                                      September 30,                 September 30,
                                                               ---------------------------   ---------------------------
                                                                   2007           2006           2007           2006
                                                               ------------   ------------   ------------   ------------
                                                                       (Unaudited)                   (Unaudited)
                                                                               (Restated)                    (Restated)
Net sales                                                      $    347,900   $    251,500   $    105,124   $     88,800
Cost of sales                                                       165,263        187,100         40,374         75,100
                                                               ------------   ------------   ------------   ------------

   Gross Profit                                                     182,637         64,400         64,750         13,700
                                                               ------------   ------------   ------------   ------------
Operating Expenses:
   Research and development                                          39,899         39,400         13,840         14,300
   Consulting and professional fees                                 159,513        148,308         48,485         37,265
   Depreciation and amortization                                     44,725         38,054         16,288         13,378
   Administrative expenses                                          232,773        234,875         90,532         80,293
                                                               ------------   ------------   ------------   ------------

      Total Operating Expenses                                      476,910        460,637        169,145        145,236
                                                               ------------   ------------   ------------   ------------

   Loss From Operations                                            (294,273)      (396,237)      (104,395)      (131,536)
                                                               ------------   ------------   ------------   ------------
Other Income (Expense):
   Interest, net                                                   (142,148)      (150,129)       (49,051)       (44,115)
   Gain (loss) on embedded derivatives                                   --       (678,164)            --       (436,519)
   Other                                                            (12,574)         3,877         (9,263)            --
                                                               ------------   ------------   ------------   ------------

      Total Other Income (Expense)                                 (154,722)      (824,416)       (58,314)      (480,634)
                                                               ------------   ------------   ------------   ------------

Net Loss                                                           (448,995)    (1,220,653)      (162,709)      (612,170)

Other Comprehensive Income (Loss):
   Foreign translation gain                                          21,095         19,556         17,977          1,223
   Unrealized gain (loss) on marketable securities                       --         22,116             --         39,286
                                                               ------------   ------------   ------------   ------------

Comprehensive Loss                                             $   (427,900)  $ (1,178,981)  $   (144,732)  $   (571,661)
                                                               ============   ============   ============   ============

Basic and diluted net loss per share                           $      (0.04)  $      (0.11)  $      (0.01)  $      (0.05)
                                                               ============   ============   ============   ============

Basic and diluted weighted average number
     of common shares outstanding                                11,353,817     11,353,816     11,353,817     11,353,816
                                                               ============   ============   ============   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          BIOCORAL, INC. AND SUBSIDIARY
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY AND
                               COMPREHENSIVE LOSS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)
          AND FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 (RESTATED)

                                                                         Accumulated
                                    Common Stock                           Other                         Total
                                --------------------     Additional    Comprehensive   Accumulated   Stockholders'  Comprehensive
                                  Shares     Amount   Paid-in Capital      Loss         Deficiency     Deficiency         Loss
                                ----------  --------  ---------------  -------------  -------------  -------------  -------------
Balance, January 1, 2005        11,353,819  $ 11,354  $    17,900,090  $    (611,633) $ (18,579,793) $  (1,279,982) $    (420,154)

Foreign currency translation
  gain                                                                        62,214                        62,214         62,214

Unrealized loss on marketable
  securities                                                                 (54,028)                      (54,028)       (54,028)

Other                                   (3)

Net loss                                --        --               --             --       (997,758)      (997,758)      (997,758)
                                ----------  --------  ---------------  -------------  -------------  -------------  -------------

Balance, 12/31/05, Restated     11,353,816  $ 11,354  $    17,900,090  $    (603,447) $ (19,577,551) $  (2,269,554) $    (989,572)
                                ==========  ========  ===============  =============  =============  =============  =============

Foreign currency translation
  gain                                                                       (71,463)                      (71,463)       (71,463)

Increase in market value of
  marketable securities and
  adjustment for securities
  sold                                                                       452,275                       452,275        452,275

Other                                    1

Net loss                                --        --               --             --     (1,473,425)    (1,473,425)    (1,473,425)
                                ----------  --------  ---------------  -------------  -------------  -------------  -------------

Balance, 12/31/06, Restated     11,353,817  $ 11,354  $    17,900,090  $    (222,635) $ (21,050,976) $  (3,362,167) $  (1,092,613)
                                ==========  ========  ===============  =============  =============  =============  =============

Foreign currency translation
  gain                                                                        21,095                        21,095         21,095

Net loss                                --        --               --             --       (448,995)      (448,995)      (448,995)
                                ----------  --------  ---------------  -------------  -------------  -------------  -------------

Balance, 09/30/07 (unaudited)   11,353,817  $ 11,354  $    17,900,090  $    (201,540) $ (21,499,971) $  (3,790,067) $    (427,900)
                                ==========  ========  ===============  =============  =============  =============  =============

The accompanying notes are an integral part of these financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)
                  AND SEPTEMBER 30, 2006 (UNAUDITED) (RESTATED)

                                                                 Nine Months Ended
                                                                   September 30,
                                                             -------------------------
                                                                2007          2006
                                                             -------------------------
                                                                    (Unaudited)
                                                                           (Restated)
Cash flows from operating activities:
   Net loss                                                  $ (448,995)  $ (1,220,653)
   Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
         Depreciation and amortization                           44,725         38,054
         (Gain) loss from embedded derivatives                       --        678,164
         Provision for doubtful accounts                             --           (300)
   Change in operating assets and liabilities:
      Accounts receivable                                        38,942         53,600
      Inventories                                               (63,149)       (11,900)
      Prepaid expenses and other current assets                  13,494        (28,500)
      Investment in partnership                                   4,162             --
      Other assets                                              (10,706)        (1,700)
      Accounts payable                                          129,467         37,284
      Current portion due to officer                            (10,925)        27,000
      Accrued interest payable                                   58,321        126,490
      Due to officer, net of current portion                    112,500        112,500
      Deferred employee benefits                                    424            300
                                                             ----------   ------------

Net cash (used in) provided by operating activities            (131,740)      (189,661)
                                                             ----------   ------------

Cash flows from investing activities:
   Acquisition of intangible assets                            (176,761)      (135,707)
                                                             ----------   ------------

Cash flows from financing activities:
   Proceeds from long-term debt                                 100,000        330,700
                                                             ----------   ------------

Effects of changes in exchange rates on cash                     21,095         14,756
                                                             ----------   ------------

Increase (decrease) in cash                                    (187,406)        20,088

Cash, beginning of period                                       287,773        127,211
                                                             ----------   ------------

Cash, end of period                                          $  100,367   $    147,299
                                                             ==========   ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
      Interest                                               $       --   $         --
                                                             ==========  =============
      Income taxes                                           $       --   $         --
                                                             ==========   ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

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

NOTE 2 - LIQUIDITY

      The Company had net losses of approximately $449,000 and $1,220,700 for the nine months ended September 30, 2007 and 2006, respectively and has a negative cash flow from operations of $131,740 and $189,661 for the nine months ended September 30, 2007 and 2006 respectively. Management believes that it is likely that the Company will continue to incur net losses through at least twelve months. The Company also had a working capital deficiency and stockholders' deficiency approximately $848,700 and
      $3,790,100 at September 30, 2007. During 2006, the Company received approximately $400,000 of additional funds which were converted to 7% non-convertible notes payable on December 31, 2006 (See Note 5). In addition, during 2006, the Company received proceeds of approximately $210,000 from the sale of marketable securities. In addition, during third quarter 2007, the Company received approximately $100,000 of additional funds for subscription to the 7% non-convertible notes. Management believes that these funds, in addition to the cash on hand will provide sufficient working capital to operate through 2007.

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      (A) Basis of Presentation

      The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

      (B) Principal of Consolidation

      The accompanying condensed consolidated financial statements include all of the accounts of Biocoral, Inc. and all of its wholly-owned subsidiaries as of and for the period ended September 30, 2007 and 2006. Cabestan, Inc., 3H "Healthcare and High Biotechnology Innovation, Inc." and Immo
      Distribution are not operating subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      (C) Interim Condensed Consolidated Financial Statements

      The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 30, 2007 and amended Annual Report on Form 10-K/A for the year ended December 31, 2006 filed on September 11, 2007. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the full year.

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

                                                                      Nine months ended
                                                                        September 30,
                                                                  -------------------------
                                                                     2007          2006
                                                                  ----------   ------------
Net loss (as reported) (2006, restated)                           $ (448,995)  $ (1,220,653)

Deduct: Additional stock based compensation expense
  under the fair value based method for all awards granted,
  modified or settled during the period, net of related taxes             --             --
                                                                  ----------   ------------

Pro forma net loss                                                $ (448,995)  $ (1,220,653)
                                                                  ==========   ============

Basic, as reported                                                $    (0.04)  $      (0.11)
                                                                  ==========   ============

Basic, pro forma                                                  $    (0.04)  $      (0.11)
                                                                  ==========   ============

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

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

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 4 - INVESTMENTS IN MARKETABLE SECURITIES

      The Company in prior periods classified its investments in marketable securities as available for sale, and those that intend to hold for more than one year as non-current. Unrealized holding gains and losses are reported as a separate component of stockholders' deficiency as part of accumulated other comprehensive income (loss) until realized.

      During December 2006, the company sold all available for sale securities and recorded an actual loss of approximately $433,000.

NOTE 5 - LONG TERM DEBT

      Long-term debt consisted of the following at September 30, 2007 and December 31, 2006:

                                                  September 30,   December 31,
                                                       2007           2006
                                                  -------------   ------------
                                                   (Unaudited)
            7% non-convertible promissory notes
              payable                              $ 2,800,000    $  2,700,000
            Less current portion                            --              --
                                                   -----------    ------------
                                                   $ 2,800,000    $  2,700,000
                                                   ===========    ============

      In addition, during third quarter 2007, the Company received approximately $100,000 of additional funds for subscription to the 7% non-convertible notes.

      During  December  2006,  the Company  converted all of the 6% Notes and 7%
      Notes  in  the   aggregate   principal   amount   of   $2,700,000   to  7%
      Non-Convertible Notes.

      The aggregate maturities of long-term debt at September 30, 2007 are as follows:

               December
                 31,
               -------------------------------------------------
                 2007                                       0,00
                 2008                                       0,00
                 2009                                $ 2,800,000
                                                     -----------
                                                     $ 2,800,000
                                                     ===========

NOTE 6 - RELATED PARTY

      As of September 30, 2007, and December 31, 2006, the Company owed its president $862,500 and $750,000, respectively, for accrued compensation and $180,012 and $190,937, respectively, of expenses mainly related to travel expenses and $1,820 which is related to start up costs. These amounts have been included in due to officer in the accompanying balance sheets as of September 30, 2007 and December 31, 2006. The president has deferred receipt of his cash compensation for services performed during 2006 and has agreed to continue this deferral in 2007.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION

      Information about the Company's assets and sales in different geographic locations is as follows:

                                                    September 30,   December 31,
                                                         2007           2006
                                                    -------------   ------------
                                                     (Unaudited)
      Total Assets:
         United States                              $     809,476   $    905,418
         France                                           477,029        419,200
                                                    -------------   ------------

                                                    $   1,286,505   $  1,324,618
                                                    =============   ============

      The following shows information about the Company's approximately sales as of:

                                      Nine months Ended      Three Months Ended
                                        September 30            September 30
                                    ---------------------   --------------------
                                       2007        2006        2007       2006
                                    ---------   ---------   ---------   --------
      Net Sales:
         France                     $ 164,400   $ 130,000   $  53,700   $ 44,500
         Other European countries     128,000      99,000      35,800     39,100
         Others                        55,500      22,500      15,600      5,200
                                    ---------   ---------   ---------   --------

                                    $ 347,900   $ 251,500   $ 105,100   $ 88,800
                                    =========   =========   =========   ========

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

You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and in conjunction with our discussion and analysis in our annual report on Form 10-K for the year ended December 31, 2006 filed on March 30, 2007 and our amended annual report on Form 10-K/A for the year ended December 31, 2006 filed on September 11, 2007.

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

Results of Operation for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006.

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

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $347,900 for the nine months ended September 30, 2007, an increase of approximately $96,400, or 38%, from approximately $251,500 for the nine months ended September 30, 2006. This increase is attributable to an increase in sales of products in the maxillocraniofacial surgery and dental area in France and mostly to the dental market area for export during the first quarter 2007.

Cost of sales was approximately $165,300 for the nine months ended September 30, 2007, a decrease of approximately $21,800, or 12%, from approximately $187,100 for the nine months ended September 30, 2006. The gross profit percentage for the nine months ended September 30, 2007 and 2006 was approximately 52% and 26%, respectively. Costs of sales decrease was primarily due to the increase in our revenues from higher margin items in the current year. The increase in our gross margin was due primarily to the sale of the inventory which had a lower cost.

Research and development expenses were approximately $39,900 for the nine months ended September 30, 2007, an increase of approximately $500, or 1,26%, from approximately $39,400 for the nine months ended September 30, 2006. This increase is due to the fluctuating exchange rates between Euro and US Dollar.

Consulting and professional fees were approximately $159,500 for the nine months ended September 30, 2007 an increase of approximately $11,200, or 7%, from approximately $148,300 for the nine months ended September 30, 2006. This increase is due to the fluctuating exchange rates between Euro and US Dollar.

Administrative expenses were approximately $232,800 for the nine months ended September 30, 2007 a decrease of approximately $2,100 or 1%, from approximately $234,900 for the nine months ended September 30, 2006. This decrease is primarily due to a general decrease in costs for the current year.

Total other income (expense) was an expense of approximately $154,700 for the nine months ended September 30, 2007 a decrease of approximately $669,700 or 81%, from an expense of approximately $824,400 for the nine months ended September 30, 2006. This decrease resulted primarily from a decrease in the loss on the embedded derivatives.

As a result of the above, our net loss for the nine months ended September 30, 2007 totalled approximately $449,000 or $.04 per share compared to a net loss of approximately $1,221,000 or $.11 per share for the nine months ended September 30, 2006. These losses per share were based on weighted average common shares outstanding of 11,353,817, and 11,353,816 for the nine months ended September 30, 2007 and 2006, respectively.

Results of Operations for Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $105,100 for the three months ended September 30, 2007, an increase of approximately $16,300, or 18%, from approximately $88,800 for the three months ended September 30, 2006. This increase is attributable to an increase in sales of products in the maxillocraniofacial surgery area in France and mostly to the dental market area in export.

Cost of sales was approximately $40,400 for the three months ended September 30, 2007, a decrease of approximately $34,700 or 46%, from approximately $75,100 for the three months ended September 30, 2006. The gross profit percentages for the three months ended September 30, 2007 and 2006 was approximately 62% and 15%, respectively.

Research and development expenses were approximately $13,800 for the three months ended September 30, 2007, a decrease of approximately $500 or 3% from approximately $14,300 for the three months ended September 30, 2006. This decrease is principally due to the decrease in operating cost of the subsidiary in charge of research and development.

Consulting and professional fees were approximately $48,500 for the three months ended September 30, 2007, an increase of approximately $11,200 or 30%, from approximately $37,300 for the three months ended September 30, 2006. This increase is principally due to an increase in general overhead and partially is due to the fluctuating exchange rates between Euro and US Dollar

Administrative expenses were approximately $90,500 for the three months ended September 30, 2007, an increase of approximately $10,200 or 13%, from approximately $80,300 for the three months ended September 30, 2006, due primarily to an increase in various administrative expenses, and partially is due to the fluctuating exchange rates between Euro and US Dollar.

Total other income (expense) was a net expense of approximately $58,300 for the three months ended September 30, 2007; an increase of approximately $422,300, or 88%, from an expense of approximately $480,600 for the three months ended September 30, 2006. This increase resulted primarily from a decrease the loss on the embedded derivatives.

As a result of the above, our net loss for the three months ended September 30, 2007 totalled approximately $162,700 or $.01 per share, compared to a net loss of approximately $612,200 or $.05 per share for the three months ended September 30, 2006. These losses per share were based on weighted average common shares outstanding of 11,353,817, and 11,353,816 for the three months ended September 30, 2007 and 2006, respectively.

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying condensed consolidated financial statements, we had net losses of approximately $449,000 and $1,221,000 for the nine months ended September 30, 2007 and 2006, respectively. Management believes that it is likely that we will continue to incur net losses through at least end of 2007. We had a working capital deficiency of approximately $848,700 and $579,600 at September 30, 2007 and 2006 respectively. We also had a stockholders' deficiency of approximately $3,790,100 and $3,448,500 at September 30, 2007 and 2006 respectively.

During third quarter 2007, we received approximately $100,000 of additional funds for subscription to the 7% non-convertible notes.

During 2006, we received $400,000 which was converted to 7% non-convertible notes payable on December 31, 2006. In addition, during 2006, the Company received proceeds of approximately $210,000 from the sale of marketable securities. Accordingly, management believes that we will have sufficient liquid resources to operate through at least December 31, 2007.

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

The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company's overall exposure for foreign currency at September 30, 2007, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company's balance sheet, net sales, net income or cash flows over a one-year period.

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

Marketable Securities

      A portion of our Euro/Dollar exchange rate exposure arose in prior periods from our investment in marketable securities. We classified our investments in marketable securities as available for sale, and those that we intend to hold for more than one year as non-current. Unrealized holding gains and losses are reported as a separate component of stockholders' deficiency, as part of accumulated other comprehensive income (loss), until realized.

During December 2006, the company sold all available for sale securities and recorded an actual loss of approximately $433,000.

Item 4. Controls and Procedures

a) Disclosure controls and procedures. Based upon an evaluation, conducted by Nasser Nassiri, our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, Mr. Nassiri concluded that our disclosure controls and procedures were effective as of September 30, 2007 in timely notifying him of information the Company is required to disclose in its periodic SEC filings and in ensuring that this information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations.

(b) Internal controls. The change noted below, is the only change during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

      We have done the following subsequent to December 31, 2006, in the periods specified above

      1. We have revised and corrected our accounting for embedded derivatives in our convertible debt as well as financial statements presentation for the restatement of intangible assets. (Applies to the December 31, 2004 only)

      We historically categorized our convertible debt as liabilities. Upon further review of FAS 133, it was determined that the convertible debt contained an embedded derivative that needed to be separately stated and adjusted periodically for its fair market value. The restatements related to the embedded derivatives changed the amounts presented in our statements of operations and balance sheets for the periods set forth above. In addition we have determined pursuant Financial Accounting Standards Board Statement No. 154 that its previous correction of an error related to the capitalization of patent costs during the year 2004 was not properly presented. We previously separately stated in the statements of the operations a separate line item for recapitalization of patent costs which should have been reported as a prior period adjustment by restating the prior period financial statements.

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

                                     PART II

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There are no material changes to the risk factors disclosed under Item 1A to
Part I of our annual report on Form 10-K for the year ended December 31, 2006 filed on March 30, 2007 and amended Annual Form 10-K/A for the year ended December 31, 2006 filed on September 11, 2007.

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

Date: November 8, 2007

                                      BIOCORAL, INC.

                                         /s/ Nasser Nassiri
                                         ------------------
                                         Nasser Nassiri, Chairman, CEO
                                         and Principal Accounting Officer