Form 10-K
period 2007-12-31
BIOCORAL INC
filed 2008-03-31
CIK 919605

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the Year Ended December 31, 2007

                           Commission File No. 0-23512

                                 Biocoral, Inc.
               (Exact name of issuer as specified in its charter)

                  Delaware                               33-0601504
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

   38 rue Anatole France, 92594 Levallois     011-331-4757-9843           N/A
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

Large Accelerated Filer |_|   Accelerated Filer |X|   Non-Accelerated Filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The issuer's revenues for the year ended December 31, 2007 were $464,200.

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of March 7, 2008 was approximately $454,151,480.

The number of outstanding shares of the registrant's common stock as of March 7, 2008 was 11,353,787.

Documents Incorporated by Reference: None.

                                TABLE OF CONTENTS

                                                                                                          Page
PART I
Item 1.    Description of Business.....................................................................   1
Item 1A.   Risk Factors................................................................................   8
Item 1B.   Unresolved Staff Comments...................................................................   11
Item 2.    Description of Property.....................................................................   11
Item 3.    Legal Proceedings...........................................................................   11
Item 4.    Submission of Matters to a Vote of Security Holders.........................................   11

PART II
Item 5.    Market for Common Equity and Related Stockholder Matters....................................   12
Item 6.    Selected Financial Data.....................................................................   13
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......   13
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.                                    16
Item 8.    Financial Statements and Supplementary Data.................................................   F-1 - F-25
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........   18
Item 9A.   Controls and Procedures.....................................................................   18
Item 9B.   Other Information...........................................................................   18

PART III
Item 10    Directors, Executive Officers, Promoters and Control Persons................................   18
Item 11.   Executive Compensation......................................................................   20
Item 12.   Security Ownership of Certain Beneficial Owners and Management..............................   21
Item 13.   Certain Relationships and Related Transactions..............................................   22
Item 14    Principal Accountant Fees and Services......................................................   22

PART IV
Item 15.   Exhibits and Reports on Form 8-K............................................................   23
           Signatures..................................................................................   24

                                   ----------

      This Registration Statement contains trademarks, service marks and registered marks of other companies, as indicated. Trademarks identified by (R) and (TM) are registered trademarks or trademarks are the properties of their respective owners.

                                   ----------
           PRELIMINARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

PART I

Item 1. Description of Business

Background

Biocoral, Inc., a Delaware corporation, is an international biomaterials "tissue-engineering" company specializing in the research, development and commercialization of patented high biotechnologies and biomaterials in the health care area. Through our subsidiaries, Biocoral, Inc. researches, develops, manufactures and commercializes bone graft substitutes and other high technology patented biomaterials in a number of countries outside the United States. We entered the biomaterials field in 1995 when we acquired Inoteb, SA, a French corporation from 10 individuals "the founders", all French citizens. The shares and bonds of Inoteb acquired in 1995 represented, at such time, 51.5% of the capital stock of Inoteb. We increased our ownership percentage through several additional investments in Inoteb common stock to 67% in 1997 and to 100% in 1998.

Our representative offices are located at 38 rue Anatole France, Levallois Perret Cedex, France consisting of approximately 2000 square feet of office space.

Biocoral(R)

Biocoral(R) our primary product, is a natural coral "carbonate calcium" derived bone graft substitute and is used by surgeons and practitioners because of its biocompatibility, resorbability, osseo conduction and safety. Certain chemical, physical and structural characteristics of coral are very similar to that of human bone tissue. Biocoral(R) is derived from three particular species of coral naturally present in abundance. Biocoral(R) is primarily (more than 98%) comprised of calcium carbonate. Porous and resorbable, Biocoral(R) is prepared in microgranules as well as in engineered shapes according to specific indication. Due to its similarity to bone tissue, Biocoral(R) is compatible, resorbed by the body as new bone growth invades the Biocoral(R) and is replaced by neoformed invasion. It is highly porous with numerous interconnected channels which allow a total migration to the center of the implant free of contamination risk. Because Biocoral(R) is resorbed, it can be combined with antimicrobials, anticancer agents or other pharmaceuticals for slow release into bone tissue, resulting in an advantage over autologous bone grafts. Since 2000 we have worked with an accredited European university research group on purification of our raw material, coral, in order to produce a natural wholly mineral product. After a long-term collaboration we have finally developed a method for purification of our raw material coral which will allow us to offer Biocoral(R) as a natural wholly mineral bone substitute. We have filed the various international patents for this method of purification and the final product issued using this method. This purification method will allow us to offer what we believe will be the only natural wholly mineral bone substitute. The French patent covering the purification of our raw material and its uses in France has been granted during July 2006 and the European Patent has been granted during April 2007. The Company believes that in the near future the company's patents covering this technology will receive approval in many other countries where the company has already filed its applications

The principal current alternative to Biocoral(R) is the utilization of autologous (from the patient's own body) bone grafts. The use of autologous bone grafts requires the patient to undergo one or more additional surgeries to harvest the bone graft material. This is not always feasible due to the condition of the patient or other contraindications, and must be shaped in a separate procedure to fit the graft area.

According to our French subsidiary, Biocoral(R) has been used in approximately 500,000 patients in various countries, principally in Western Europe and Korea. Biocoral(R) was originally patented in France in 1979, with patents granted in the United States in 1982, and in Japan in 1989. Our French subsidiary acquired the patent rights to Biocoral(R) from "National Agency for Valorization of Research" (l'ANVAR), known currently as (OSEO) and "French National Center for Scientific Research" (CNRS), both French governmental agencies. Through our subsidiaries, we have developed twelve additional patent titles, in various countries in Europe, Switzerland, Canada, Japan, Australia and United States, for various applications and uses of our products, including, among others, osteoporosis remediation, autologous glue and combination with growth factor. As result of these twelve patent titles, we owns, as of date of this report, approximately 166 patents which have thus far been granted by various countries by their official government patent office, including most European Union countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark Office. In addition, we own approximately 53 pending patents applications around the world.

We believe that our method for purification of our natural coral will reinforce our technologies and the uses of our product in the various indications over which we own patents.

Using proprietary manufacturing processes, our chief product, Biocoral(R), is a resorbable biomaterial derived from natural carbonate calcium in the metastable crystalline aragonite form in a natural condition that is ocean-generated coral. It is used as bone graft substitutes and has certain characteristics (including chemical composition, porosity, mineral content and bioactive properties) that permit its safe, contamination-free use. Its similarity to human bone facilitates its replacement by newly-formed bone. Substantially all of our revenue has been derived from sales of the first generation of our products. The second generation of products and their application after long years of research and development and success of several clinical applications now are ready for marketing. Our product application in the treatment of bone disease associated with natural bone demineralization, for example, such as in cases of osteoporosis fractures and their prevention, is based on technology that is protected by strong patents which have thus far been granted by various countries by their official government patent office, including most European Union countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark office.

We have not yet begun to seek FDA approval for sale of our products in the United States but are preparing the documentation required for our product homologation application in the United States. We have identified the requirements for this application and approached a US medical supply distributor in order to access the US market. An accredited scientific team in the US has conducted human clinical studies with a five-year follow up to confirm bone reconstruction in oral application. This study confirmed the stability of the successful result and management believes that this study will facilitate FDA approval for our product used in this indication when we file for FDA approval. We anticipate submitting this application during 2007. Canadian approval of Biocoral(R) has been renewed in 2004 by the Canadian Health Care Authority "Sante Canada," and our products are already commercialized in the European Union and Asia. During 2005, we entered into a distribution agreement with a Canadian medical supply company in order to access the Canadian market.

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

In 2000, we began Phase III multi-center clinical trials of our product, "Biocoral(R)", for the treatment of hip fractures due to osteoporosis, in 14 clinics (Military and Civilian) in Europe. The study has been covering 123 elderly persons suffering from hip fractures associated with natural bone demineralization and principally originating from Osteoporotic fractures. The study was monitored by an independent organization in France called Biomatech located in city of Lyon which has been chosen directly by the French government agency "National Agency for Valorization of Research" (l'ANVAR), known currently as (OSEO).

Following the presentation of the prospective report in March 11, 2006 to the representatives of the participating hospital and clinic centres for review and comments, the additional analysis have been conducted by Biomatech which confirm the prospective report.

During January 2007, we received the final report produced by independent monitoring and an independently directed investigation. The final report confirms the therapeutic benefit of our product Biocoral(R) in the treatment of such fractures which will permit better patient recovery, allowing patients faster mobility and return to a healthy state with a very low risk of refracture. The Company believes that the study is a unique and first in the world covering this area.

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

We own, through our wholly-owned subsidiary, various patents in the application of treatment of bone disease due to natural bone demineralization (such as osteoporosis) and "Treatment and Prevention of Osteoporotic Fractures." Our technology underlying this application is protected by strong patent applications in many countries around the world where patent applications were filed. Our patent applications in this application have thus far been filed and granted by the official government patent offices of various countries, including 17 European Union countries, Japan, Australia, and in the United States by the US Department of Commerce Patent and Trademark Office. Our patent application in Canada was granted during 2005. Our patent covering technologies in this application in addition to protecting use of our Biocoral(R) product, also covers any other product based on calcium salts. Most of the bone substitutes in the market are based on calcium salts such as hydroxyapatite (phosphate of calcium).

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

Surgical glue represents a fast growing segment of the biotech industry. Clinical trials have been done especially for skin replacement and skin grafts eliminating the need for protein based skin grafts. Following the successful result of the phase III human clinical trial for specific indications, the product file has been approved by the appropriate French authorities Agence Francaise de Securite Sanitaires des Produits de Sante (AFSSAPS) the French equivalent of the Food and Drug Administration. On September 14, 2000, AFSSAPS granted to a blood bank the authorization to prepare, use and distribute the new autologous fibrin glue that was developed by us. Before we can commence commercialization of the autologous fibrin glue, AFSSAPS requires that the French blood bank known as Etablissement Francaise du Sang ("EFS"), the exclusive operator of blood transfusions in France, prepare a report following up on the progress of the first fifty (50) patients treated with the autologous fibrin glue.

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

We have concluded our investigation of this problem and have determined that we must replace the manufacturer and the preparation materials used in order to restart the clinical trial required by AFSSAPS. We have not resumed clinical trials as we have not yet reached an agreement with a new manufacturer. We are in negotiations with several accredited medical device manufacturers which specialize in the type of blood bags needed for our medical device. We cannot give any specific date for resumption of clinical trial. We cannot assure that we will be able to complete our clinical trial successfully. We anticipate resuming the inclusion of patients and preparation as soon as we can replace the manufacturer. However, we may be unable to replace the manufacturer and in fact the patient inclusion. Failure to successfully complete these trials could prevent us from obtaining authorization to market this product and could negatively affect our financial condition.

Our technology underlying this application is protected by strong patent titles owned by our wholly-owned subsidiary in many countries around the world where patents applications were filed. Thus far, most of these have been granted and issued by the official government patent offices in the countries where they were filed, including most European Union countries, Switzerland, Canada, Japan, Australia, and in the United States by the US Department of Commerce Patent and Trademark Office.

During 2005, we entered into a collaboration agreement with TERUMO EUROPE N.V, a European Subsidiary of TERUMO CORPORATION a Japanese company which is active in healthcare area in order to conduct a test protocol to insure the feasibility of producing Thrombin from Therapeutic plasma in contact with our product, "Biocoral(R)".

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

Composite Biocoral and Growth Factor

For more than 18 years, studies have been undertaken to demonstrate that it is possible to accelerate the bone repair process by combining growth factors with a support matrix such as Biocoral(R). Some scientific research has shown that Biocoral(R), as a biomaterial, represents a useful support for growth factors. European clinical trials conducted over the past six years have had positive results confirming the acceleration of the bone repair process. Our technology underlying this application is protected by strong patents owned by our wholly-owned subsidiary in many countries around the world where patents applications were filed. Our patent applications in this application have thus far been granted in every country where filed by their official government patent offices, including 17 European Union countries, Canada, Japan, Australia, and in the United States by the US Department of Commerce Patent and Trademark Office.

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

Since years 2000, the Company has collaborated with accredited scientists as well as with a special laboratory located at one of most prestigious European universities to develop a method of purification of its raw material "coral," in order to remove the trace amounts (between 0.016 to 0.026% depending upon the type of coral used) of amino acids which were present, without any change in chemical and crystalline structure of the coral. As a result of these efforts, the small percentage of amino acid can now be removed from our raw material. The purification of raw materials permits us to improve their performance and to offer what we believe to be the only natural wholly mineral bone substitute product in the world. We also filed a patent for this purification method including the final product issued from it. The patent will protect our main product for an additional 20 years from the initial date when the patent was filed. The patent was filed in France in 2003, with PCT extension in December 2004. Our new technology of purification of our natural coral will allow us to offer what we believe will be the only natural wholly mineral bone substitute. The French and European patents covering the purification of our raw material and its uses have been already been granted.

Biocoral(R) has been marketed since the end of the 1980's and was the first bone substitute registered in France with TIPS (Tarifs Interministeriels des Prestation Sanitaires). Nevertheless within the framework of its registration, Biocoral(R) has been received approving opinion of Microbiological Committee of Health on July 05, 1995 referenced under the number 9600201B01.

On December 30, 1996, Biocoral(R) received "EC certification" allowing it to be marketed in the European Union. This authorization has been renewed several times and it is currently in force..

The Company's manufacturing facility is located in Saint-Gonnery in France, and is complied with ISO 13485: 2003 certification which allows the Company to continue offering and market its products in CANADA.

In December 2007, the Company was audited by LNE (Laboratoire national de metrologie et d'essais) for the renewal of its EC certificate and ISO 13485:
2003 certification, which renewal was granted. The certificates are issued according to the rules of G-MED certification/LNE/G-MED Notified Body for Medical Devises. Additionally, we are audited annually by LNE to maintain our certifications. To continue certification, the Company met annual requirements in environmental policy, compliance, planning, management, structure and responsibility, training, communication, document control, operational control, emergency preparedness and response, record keeping and management review.

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

Biocoral(R) was originally patented in France in 1979, in the United States in 1982, and in Japan in 1989. Our French subsidiary acquired the patent rights to Biocoral(R) from "National Agency for Valorization of Research" (l'ANVAR), known currently as (OSEO) and, the "French National Center for Scientific Research"
(CNRS), a French governmental agency. Through our subsidiaries, we have developed twelve additional patent titles, in various countries in Europe, Switzerland, Canada, Japan, Australia and United States, for various applications and uses of our products, including, among others, osteoporosis remediation, autologous glue and combination with growth factor. As result of these twelve patent titles, we owns, as of date of this report, approximately 166 patents which have thus far been granted by various countries by their official government patent office, including most European Union countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark Office. In addition, we own approximately 53 pending patents applications around the world.

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

Our technology underlying this application is protected by strong patent titles in many countries around the world where patent applications were filed. Thus far, most of these have been granted and issued by the official government patent offices in the countries where they were filed, including most European Union countries, Switzerland, Canada, Japan, Australia, and in the United States by the US Patent and Trademark Office.

One of our patent titles covers technology called "method for preparation of biological adhesive enriched with platelet factors and application". Our patent applications in this application have thus far been filed and granted by the official government patent offices of various countries, including France and 15 European Union countries, Japan, and in the United States by the US Department of Commerce Patent and Trademark Office. However, our patent application covering this technology in Japan, after being granted in October 1999, received written opposition from Thermogensis Corp of California in June 2000. We were required to defend the patent against this opposition. The Japanese Patent Office rejected the opposition in May 2003, and the patent was reaffirmed.

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

Subsidiaries

The company conducts its operation in Europe via several subsidiaries, including its French (Biocoral France and Inoteb) and UK (Biocoral UK Limited) subsidiaries and Bio Holdings International Limited (see below).

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

      -     extends filing territory and works to protect our patents; and

      -     looks after and maintains patents.

Item 1A. Risk Factors

      AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR SUBSEQUENT REPORTS ON FORMS 10-Q AND 8-K, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST IN SHARES OF OUR COMMON STOCK OR TO MAINTAIN OR INCREASE YOUR INVESTMENT IN SHARES OF OUR COMMON STOCK. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS, FINANCIAL CONDITION AND

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

      Until 2005, more than two-thirds of our business was in research and development with an emphasis on developing our technology in order to produce marketable products. We have completed most of our research program and are now ready to begin commercialization and marketing of our products. However, to date, we have generated only limited revenues and have had to raise capital from investors through debt and equity offerings in order to sustain our research and development efforts. For the fiscal year ended December 31, 2007, we had net sales of approximately $464,200 an accumulated deficit of $21,681,661.

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

      Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies, including Biocoral(R) and its use in different applications. Through twelve patent title applications and as of the date of this report, we own approximately 166 patents which have thus far been granted by various countries by their official government patent office, including most European Union countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark Office. In addition, we own approximately 53 patents applications pending around the world. We depend upon confidentiality agreements with our officers, employees and contracting counterparties to maintain the proprietary nature of the technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid the confidentiality agreements, violate our patents or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations. Such competitive events, technologies and patents may limit our ability to raise funds, prevent other companies from collaborating with us, and in certain cases prevent us from further developing our technology due to third party patent blocking right.

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

Item 1B. Staff Comments.

None.

Item 2. Description of Property.

Our French subsidiary currently leases its principal executive offices from an unrelated third party for an aggregate annual rent of approximately $63,500 (approximately 46,000 euros).

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

At December 31, 2007 there were 11,353,787 shares of our common stock issued and outstanding. Our common stock trades on the OTC Bulletin Board. The following table sets forth information regarding the high and low closing price per share for our common stock on the OTC Bulletin Board as reported by Yahoo.com(TM). Such prices do not necessarily reflect actual transactions and do not include retail mark-ups, mark-downs or commissions.

Quarter Ended           High           Low
-------------           ----           ---
December 31, 2007       $97.00         $60.00
September 30, 2007      $97.00         $27.50
June 30, 2007           $33.50         $28.00
March 31, 2007          $50.00         $28.40

December 31, 2006       $51.25         $39.40
September 30, 2006      $47.00         $30.00
June 30, 2006           $30.00         $14.00
March 31, 2006          $26.00         $19.00

December 31, 2005       $22.50         $12.00
September 30, 2005      $24.00         $24.00
June 30, 2005           $20.00         $ 3.00
March 31, 2005          $55.00         $13.00

Holders

As of December 31, 2007, there were approximately 400 holders of record of the shares of our common stock including several European financial and portfolio institutions.

Dividends

We have paid no cash dividends on our equity securities to date and do not anticipate the payment of cash dividends on our equity securities in the near future. We paid a dividend of one share of our common stock for each three shares owned on December 18, 1995 and paid, in December 1996, another stock dividend of one share for each three shares owned as of November 6, 1996.

Recent Sales of Unregistered Securities

During 2007, we received $200,000 in connection with the issuance of additional new 7% non-convertible promissory notes payable (the "7% Non- Convertible Promissory Notes"). (See Note 8 (D)).

During 2006, we received $400,000. Pursuant to an agreement dated December 20, 2006 with all of the note holders, the total of outstanding 7% convertible promissory notes payable and 6% convertible promissory note payable together with the $400,000 received during 2006 in the total aggregate principal amount of $2,700,000 were exchanged to 7% non-convertible promissory notes payable.

In December 2006, we issued, the new 7% non-convertible promissory notes payable (the "7% Non- Convertible Promissory Notes") in the aggregate principal amount of $2,700,000. (See Note 8 (D)).

During January 2005, we received $300,000 in connection with the subscription of the 7% Notes sold on December 2004. During September 2005, we sold to an accredited investor an additional $200,000 of the 7% Notes. (See Note 8 (B)).

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

Item 6. Selected Financial Data

                                                      Fiscal Year ended December 31,
----------------------------------------------------------------------------------------------------------------
                                   2007             2006            2005             2004             2003
----------------------------------------------------------------------------------------------------------------
   Net sales                  $      464,225   $     408,205   $      316,200   $      351,600   $      361,900
   Operating loss                    438,209         269,741          723,874          562,199          449,297
   Net income (loss)                (630,685)     (1,473,425)        (997,758)         198,216         (319,176)
   Net income (loss) per
   common share               $        (0.06)  $       (0.13)  $        (0.09)  $         0.02   $        (0.03)
   Weighted average               11,353,787      11,353,817       11,353,816       11,299,267       11,297,573
   common shares                      shares          shares           shares           shares           shares
   outstanding

Balance Sheet Data:
   Total assets               $    1,411,565   $   1,324,618   $    1,075,810   $      950,308   $      812,676
   Total liabilities               5,358,318       4,686,785        3,345,364        2,230,290        2,929,724
   Stockholders' deficiency        3,946,753       3,362,167        2,269,554        1,279,982        2,117,048

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

Fiscal 2007 vs. 2006

Net sales, which are solely attributable to our wholly owned European subsidiaries, totalled approximately $464,200 for the year ended December 31, 2007, an increase of approximately $56,000 or approximately 14% from approximately $408,200 for the year ended December 31, 2006. This increase is partially attributable to an increase in sales of products in the maxillocraniofacial surgery area in France and the dental market area in export.

Cost of sales was approximately $245,800 for the year ended December 31, 2007, an increase of approximately $124,600 or approximately 103% from approximately $121,200 for the year ended December 31, 2006. The gross profit percentage for the year ended December 30, 2007 and 2006 was approximately $218,400 or 47% and $287,000 or 70%, respectively. The main factor contributing to this increase was an increase in costs to acquire part of current inventory.

Operating expenses were approximately $656,600 during the year ended December 31, 2007, an increase of approximately $99,900 or approximately 18% from approximately $556,700 for the year ended December 31, 2006. This increase was primarily due to an increase in the company's research and development activities and in administrative expenses in general.

Consulting and professional fees during the year ended December 31, 2007 were approximately $210,600, a decrease of $11,400 or approximately 5% compared to approximately $222,000 during the year ended December 31, 2006. This decrease is attributable to a decrease in the fees needed during 2007 for the development of next generation of products.

Other income (net of expenses) totalled approximately $(192,500) of expense for the year ended December 31, 2007 as compared to approximately $(1,203,700) of expense for the year ended December 31, 2006. This increase was primarily due to the sale of all of the available for sale securities during December 2006 and we realized a loss of approximately $433,500 and the increase in the loss on the embedded derivative in our long term debt that was called in December 2006 of approximately $582,400.

As a result of the above, our net loss for the year ended December 31, 2007 totalled approximately $630,700 or $.06 per share compared to a net loss of approximately $1,473,400 or $.13 per share for the year ended December 31, 2006.

These losses per share were based on weighted average common shares outstanding of 11,353,787 & 11,353,817 for the years ended December 31, 2007 and 2006 respectively.

Fiscal 2006 vs. 2005

Net sales, which are solely attributable to our wholly owned European subsidiaries, totalled approximately $408,200 for the year ended December 31, 2006, an increase of approximately $92,000 or approximately 29% from approximately $316,200 for the year ended December 31, 2005. This increase is partially attributable to an increase in sales of products in the maxillocraniofacial surgery area in France and the dental market area in export.

Cost of sales was approximately $121,200 for the year ended December 31, 2006, a decrease of approximately $101,200 or approximately 45% from approximately $222,400 for the year ended December 31, 2005. The gross profit percentage for the year ended December 30, 2007 and 2006 was approximately $287,000 or 70% and $93,800 or 30%, respectively. The main factor contributing to this decrease was due to the low cost of sale of old inventory at current selling prices.

Operating expenses were approximately $556,700 during the year ended December 31, 2006, a decrease of approximately $261,000 or approximately 32% from approximately $817,700 for the year ended December 31, 2005. This decrease was primarily due to a decrease in the company's research and development activities and consulting and professional fee and in general and administrative expenses.

Consulting and professional fees during the year ended December 31, 2006 were approximately $222,000, a decrease of $100,000 or approximately 31% compared to approximately $322,000 during the year ended December 31, 2005. This decrease is attributable to a decrease in the fees needed during 2005 for the development of next generation of products. Finally there were additional professional fees associated with the compliance for the Sarbanes-Oxley Act of 2002.

Other income (net of expenses) totalled approximately $(1,203,700) of expense for the year ended December 31, 2006 as compared to approximately $(273,900) of expense for the year ended December 31, 2005. This increase was primarily due to the sale of all of the available for sale securities during December 2006 and we realized a loss of approximately $433,500 and the increase in the loss on the embedded derivative in our long term debt that was called during December 2006 of approximately $582,400.

As a result of the above, our net loss for the year ended December 31, 2006 totalled approximately $1,473,400 or $.13 per share compared to a net loss of approximately $997,800 or $.09 per share for the year ended December 31, 2005.

These losses per share were based on weighted average common shares outstanding of 11,353,817 & 11,353,816 for the years ended December 31, 2006 and 2005 respectively.

Financial Condition, Liquidity and Capital Resources

Fiscal 2007 vs. 2006

As shown in the accompanying consolidated financial statements, we had net losses of approximately $630,700 and 1,473,000 in 2007 and 2006, respectively. Management believes that it is likely that we will continue to incur net losses through at least 2008. We had a working capital deficiency of approximately $898,400 and $495,200 at December 31, 2007 and 2006 respectively. We also had a stockholders' deficiency of approximately $3,946,800 and $3,362,200 at December 31, 2007 and 2006, respectively.

We had a negative cash flow from operating activities of approximately $145,500 and $212,000 at December 31, 2007 and 2006 respectively. We also had cash provided by financing activities of $200,000 and $400,000 at December 31, 2007 and 2006 respectively. Our net loss of approximately $630,700 and $1,473,000 increased our accumulated deficit to approximately $21,682,000 and $21,051,000 at December 31, 2007 and 2006 respectively.

During 2007, we received $200,000 in connection with the additional subscription of the new 7% non-convertible promissory notes payable. We also received during 2006, the total amount of $400,000 of additional funds which were converted to 7% non-convertible notes payable on December 31, 2006. In addition, during 2006, we received proceeds of approximately $210,000 from the sale of marketable securities. In addition, the company received the commitment from one of its shareholders to supply the company during 2008 with funds up to $200,000. Accordingly, management believes that we will have sufficient liquid resources to operate through at least December 31, 2008.

Fiscal 2006 vs. 2005

As shown in the accompanying consolidated financial statements, we had net losses of approximately $1,473,000 and $997,800 in 2006 and 2005, respectively. Management believes that it is likely that we will continue to incur net losses through at least 2007. We had a working capital deficiency of approximately $495,200 and $418,000 at December 31, 2006 and 2005 respectively. We also had a stockholders' deficiency of approximately $3,362,200 and $2,270,000 at December 31, 2006 and 2005, respectively.

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

During 2005, we sold $500,000 of 7% convertible promissory notes. We also owned marketable securities which were classified as available-for-sale and consisted of equity securities with an aggregate fair value of approximately $193,800 and a cost totalling approximately $646,000 at December 31, 2005. The net unrealized holding loss was approximately $54,000 for the year ended December 31, 2005 which increased accumulated other comprehensive loss, a component of total stockholders' deficiency to approximately $603,400 as of December 31, 2005.

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

The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company's overall exposure for foreign currency at December 31, 2007, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company's balance sheet, net sales, net income or cash flows over a one-year period.

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

The cost and fair market value of marketable securities available-for-sale held as of December 31:

                 December 31, 2007    December 31, 2006    December 31, 2005
                ------------------    -----------------    -----------------
   Cost         $               --    $              --    $         646,057
   Fair Value   $               --    $              --    $         193,783

During December, 2006 the company sold all available for sale securities and recorded an actual loss of approximately $433,000.

Item 8. Financial Statements and Supplementary Data

Biocoral, Inc. and Subsidiaries Index to Consolidated Financial Statements and Schedule.

Financial Statements:

Management's Report on Internal Control over Financial Reporting      F-2
Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting                             F-3
Report of Independent Registered Public Accounting Firm               F-4
Consolidated Balance Sheets as of December 31, 2007, 2006
(Restated) and 2005 (Restated)                                        F-5
Consolidated Statements of Operation for the years ended December
31, 2007, 2006 (Restated) and 2005 (Restated)                         F-6
Consolidated Statements of Changes in Stockholders' Deficiency and
Comprehensive loss for the years ended December 31, 2007, 2006
(Restated) and 2005 (Restated)                                        F-7
Consolidated Statements of Cash Flows for the years ended December
31, 2007, 2006 (Restated) and 2005 (Restated)                         F-8
Notes to Consolidated Financial Statements                            F-9 - F-25

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

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

      Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in this Internal
Control-Integrated Framework.

      Based on our assessment, we concluded that the company's maintain effective internal control over financial reporting as of December 31, 2007, based on criteria established in "Internal Control - Integrated Framework" issued by the COSO.

      Moore & Associates Chartered., our independent registered public accounting firm, has issued an audit report, on our assessment of our internal control over financial reporting which is included in page F-3.

       Report of Independent Registered Public Accounting Firm on Internal
                        Control Over Financial Reporting

The Board of Directors and Stockholders of Biocoral, Inc

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Biocoral, Inc. maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Biocoral, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

      In our opinion, management's assessment that Biocoral, Inc. maintained effective internal control over financial reporting as of December 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion Biocoral, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Biocoral, Inc. and subsidiaries as of December 31, 2007, 2006 (restated) and 2005 (restated), and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2007, and our report dated March 28, 2008, expressed an unqualified opinion thereon.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered

Las Vegas, Nevada
March 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Biocoral, Inc.:

We have audited the accompanying consolidated balance sheets of Biocoral, Inc. and subsidiaries (the "Company") as of December 31, 2007, 2006 (restated) and 2005 (restated), and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biocoral, Inc. and subsidiaries at December 31, 2007, 2006 (restated) and 2005 (restated), and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      We have also audited in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Biocoral, Inc.'s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 28, 2008, expressed an unqualified opinion thereon.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered

Las Vegas, Nevada
March 28, 2008

                         BIOCORAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
   FOR THE YEAR ENDED DECEMBER 31, 2007, 2006 (RESTATED) AND 2005 (RESTATED)

                                                         ASSETS

                                                                          December 31           December 31,          December 31,
                                                                              2007                  2006                   2005
                                                                          ------------          ------------          ------------
                                                                                                 (Restated)             (Restated)
Current Assets:
   Cash                                                                   $    147,681          $    287,773          $    127,211
   Investments in marketable securities                                             --                    --               193,783
   Accounts receivable, net of allowance for doubtful accounts                 138,144               175,900               136,076
   Inventories                                                                 335,775               244,675               125,100
   Prepaid expenses and other current assets                                    32,104                27,744                22,507
                                                                          ------------          ------------          ------------

     Total Current Assets                                                      653,704               736,092               604,677

Property and equipment, net                                                     26,748                25,279                31,300
Restricted cash held in escrow                                                  11,049                11,049                11,049
Investment in limited partnership                                                   --                 4,162                10,444
Intangible assets, net                                                         705,496               527,879               405,707
Other assets                                                                    14,568                20,157                12,633
                                                                          ------------          ------------          ------------

     Total Assets                                                         $  1,411,565          $  1,324,618          $  1,075,810
                                                                          ============          ============          ============

                                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current  Liabilities:
   Accounts payable                                                       $    943,231          $    726,555          $    713,123
   Current portion due to officer                                              187,192               190,937               158,935
   Accrued interest payable                                                    421,712               313,762               150,701
                                                                          ------------          ------------          ------------

     Total Current Liabilities                                               1,552,135             1,231,254             1,022,759

Due to officer, net of current portion                                         900,000               750,000               600,000
Fair value of embedded derivative                                                   --                    --               416,419
Long-term debt, net of current portion                                       2,900,000             2,700,000             1,301,186
Deferred employee benefits                                                       6,183                 5,531                 5,000
                                                                          ------------          ------------          ------------

       Total Liabilities                                                     5,358,318             4,686,785             3,345,364
                                                                          ------------          ------------          ------------

Commitments and contingencies

Stockholders' Deficiency:
   Preferred stock, par value $.001 per share; 1,000,000  shares
     authorized; none issued                                                        --                    --                    --
   Common Stock; $.001 par value;  100,000,000 shares authorized;
     11,353,787 shares issued and outstanding December 31, 2007
     11,353,817 shares issued and outstanding December 31, 2006
     11,353,816 shares issued and outstanding December 31, 2005                 11,354                11,354                11,354
   Additional paid-in capital                                               17,900,090            17,900,090            17,900,090
   Accumulated other comprehensive loss                                       (176,536)             (222,635)             (603,447)
   Accumulated deficiency                                                  (21,681,661)          (21,050,976)          (19,577,551)
                                                                          ------------          ------------          ------------

     Total Stockholders' Deficiency                                         (3,946,753)           (3,362,167)           (2,269,554)
                                                                          ------------          ------------          ------------

     Total Liabilities and Stockholders' Deficiency                       $  1,411,565          $  1,324,618          $  1,075,810
                                                                          ============          ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 (RESTATED) AND 2005 (RESTATED)

                                                                           Years ended December 31,
                                                                2007                  2006                 2005
                                                           ------------          ------------          ------------
                                                                                  (Restated)            (Restated)
Net sales                                                  $    464,225          $    408,205          $    316,200
Cost of sales                                                   245,832               121,244               222,400
                                                           ------------          ------------          ------------

   Gross Profit                                                 218,393               286,961                93,800
                                                           ------------          ------------          ------------

Operating Expenses:
   Research and development                                      59,695                49,892               114,200
   Consulting and professional fees                             210,556               222,075               321,995
   Depreciation and amortization                                 61,646                52,454                40,469
   Administrative expenses                                      324,705               232,281               341,010
                                                           ------------          ------------          ------------

     Total Operating Expenses                                   656,602               556,702               817,674
                                                           ------------          ------------          ------------

   Loss From Operations                                        (438,209)             (269,741)             (723,874)
                                                           ------------          ------------          ------------

Other Income (Expense):
   Interest, net                                               (191,705)             (186,645)             (152,826)
   Equity in loss on sale of marketable securities                   --                (6,282)               (9,765)
   Realized loss on sale of marketable securities                    --              (433,446)                   --
   Loss on embedded derivatives                                      --              (582,395)             (111,971)
   Dividend income                                                   --                 3,878                 1,728
   Litigation contingency loss                                       --                    --               (16,050)
   Other                                                           (771)                1,206                15,000

     Total Other Income (Expense)                              (192,476)           (1,203,684)             (273,884)
                                                           ------------          ------------          ------------

Net Loss                                                       (630,685)           (1,473,425)             (997,758)

Other Comprehensive Income (Loss):
   Foreign translation gain                                      46,099               (71,463)               62,214
   Unrealized gain (loss) on marketable securities                   --               452,275               (54,028)
                                                           ------------          ------------          ------------

Comprehensive Loss                                         $   (584,586)         $ (1,092,613)         $   (989,572)
                                                           ============          ============          ============

Basic and diluted net loss per common share                $      (0.06)         $      (0.13)         $      (0.09)
                                                           ============          ============          ============

Basic and diluted weighted average number
        of common shares outstanding                         11,353,787            11,353,817            11,353,816
                                                           ============          ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

                          BIOCORAL, INC. AND SUBSIDIARY
    STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 (RESTATED) AND 2005 (RESTATED)

                                                                            Accumulated
                                          Common Stock         Additional      Other                        Total
                                     ----------------------     Paid-in    Comprehensive   Accumulated   Stockholders' Comprehensive
                                        Shares      Amount      Capital        Loss        Deficiency     Deficiency        Loss
                                     -----------  ---------  ------------  -------------  -------------  ------------- -------------
Balance, January 1, 2005              11,353,819     11,354    17,900,090   $  (611,633)  $ (18,579,793)  $(1,279,982)  $   274,212

Other comprehensive gain -
  foreign currency translation
  gain                                                                           62,214                        62,214        62,214

Other comprehensive gain -
  increase in market value of
  marketable securities                                                         (54,028)                      (54,028)      (54,028)

Other                                         (3)

Net loss                                      --         --            --            --        (997,758)     (997,758)     (997,758)
                                     -----------  ---------  ------------   -----------   -------------   -----------   -----------

Balance, 12/31/05                     11,353,816     11,354    17,900,090      (603,447)    (19,577,551)   (2,269,554)     (989,572)
                                                                                                                        ===========

Other comprehensive loss - foreign
  currency translation gain                                                     (71,463)                      (71,463)      (71,463)

Other comprehensive gain -
  increase in market value of
  marketable securities                                                         452,275                       452,275       452,275

Other                                          1

Net loss                                      --         --            --            --      (1,473,425)   (1,473,425)   (1,473,425)
                                     -----------  ---------  ------------   -----------   -------------   -----------   -----------

Balance, 12/31/06                     11,353,817     11,354    17,900,090      (222,635)    (21,050,976)   (3,362,167)   (1,092,613)
                                                                                                                        ===========

Other comprehensive loss - foreign
  currency translation gain                                                      46,099                        46,099        46,099

Adjustment for redemption of
  fractional share                           (30)        --            --

Net loss                                      --         --            --            --        (630,685)     (630,685)     (630,685)
                                     -----------  ---------  ------------   -----------   -------------   -----------   -----------

Balance, 12/31/07                     11,353,787     11,354  $ 17,900,090   $  (176,536)  $ (21,681,661)  $(3,946,753)  $  (584,586)
                                     ===========  =========  ============   ===========   =============   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 (RESTATED) AND 2005 (RESTATED)

                                                                           Years ended December 31,
                                                                -----------------------------------------------
                                                                    2007              2006              2005
                                                                -----------       -----------       -----------
                                                                                   (Restated)        (Restated)
Cash flows from operating activities:
   Net loss                                                     $  (630,685)      $(1,473,425)      $  (997,758)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
       Depreciation and amortization                                 61,646            52,454            40,469
       Equity loss of partnership                                     4,162             6,282             9,765
       Allowance for doubtful accounts                                   --            (2,300)             (400)
       Realized loss on sale of securities                               --           433,446                --
       Loss on embedded derivatives                                      --           582,395           111,971
   Change in operating assets and liabilities:
     Accounts receivable                                             37,756           (37,524)          (82,400)
     Inventories                                                    (91,100)         (119,575)           31,400
     Prepaid expenses and other current assets                       (4,360)           (5,237)           15,000
     Other assets                                                     2,350            (7,524)            2,687
     Accounts payable and accrued interest payable                  216,676           176,493           286,126
     Current portion due to officer                                  (3,745)           32,002            73,677
     Accrued interest payable                                       107,950                --                --
     Due to officer, net of current portion                         150,000           150,000           187,500
     Deferred employee benefits                                         652               531           (44,200)
                                                                -----------       -----------       -----------

Net cash (used in) provided by operating activities                (145,459)         (211,982)         (366,163)
                                                                -----------       -----------       -----------

Cash flows from investing activities:
   Purchase of property and equipment                                (8,888)          (15,312)               --
   Capitalization of intangible assets                             (231,844)         (153,292)         (176,848)
   Proceeds from sale of marketable securities                           --           212,611                --
                                                                -----------       -----------       -----------
Net cash provided by (used in) investing activities                (240,732)           44,007          (176,848)
                                                                -----------       -----------       -----------

Cash flows from financing activities:
   Proceeds from long-tem debt                                      200,000           400,000           500,000
                                                                -----------       -----------       -----------

Effects of changes in exchange rates on cash                         46,099           (71,463)           40,714
                                                                -----------       -----------       -----------

Increase (decrease) in cash                                        (140,092)          160,562            (2,297)

Cash, beginning of period                                           287,773           127,211           129,508
                                                                -----------       -----------       -----------

Cash, end of period                                             $   147,681       $   287,773       $   127,211
                                                                ===========       ===========       ===========

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                   $        --       $        --       $        --
                                                                ===========       ===========       ===========
     Income taxes                                               $        --       $        --       $        --
                                                                ===========       ===========       ===========

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

Note 2 - Liquidity

      The Company had net losses of approximately $631,000, $1,473,400 and $998,000 in 2007, 2006 and 2005, respectively. Management believes that it is likely that the Company will continue to incur net losses through at least 2008. The Company had a working capital deficiency of approximately $898,400, $495,200 and $418,100 for 2007, 2006 and 2005, respectively. The
      Company also had a stockholders' deficiency of approximately $3,946,800 $3,362,000 and $2,269,600 at December 31, 2007, 2006 and 2005,
      respectively. During January and September 2005, the Company received approximately $500,000 relating to the issuance of the 7% convertible promissory notes payable (See Note 8(B)). During 2006, the Company received $400,000 additional funds. These funds together with the previously held 6% convertible notes payable and 7% convertible promissory notes payable were exchanged to 7% non-convertible notes payable on December 31, 2006. (See Note 8(A), (B) and (D)). In addition, during 2006, the Company received proceeds of approximately $210,000 from the sale of marketable securities. During 2007, the Company received $200,000 related to the additional issuance of 7% non-convertible notes payable (See Note 8(D)). In addition, the company received the commitment from one of its shareholders to supply the company during 2008 with funds up to $250,000. Management believes that these funds will provide sufficient working capital to operate through 2008.

Note 3 - Summary of Significant Accounting Policies

      (A) Basis of Presentation

      The accompanying consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

      (B) Principles of Consolidation

      The accompanying consolidated financial statements include all of the accounts of Biocoral, Inc. and its wholly-owned subsidiaries as of and for the period ended December 31, 2007, 2006 and 2005. Cabestan, Inc., 3H "Healthcare and High Biotechnology Innovation, Inc." and Immo Distribution, Ltd., are not operating subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

      (C) Cash and Cash Equivalents

      The Company considers cash on hand, cash in banks, certificates of deposit, time deposits and other short term securities with maturities of three months or less when purchased as cash and cash equivalents. There were no cash equivalents held by the Company at December 31, 2007, 2006 and 2005.

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

      (I) Investment in Limited Partnership

      The Company owns approximately 9.3% interest in Bensenville Associates Ltd., a limited partnership, which is accounted for under the equity method of accounting. Under this method, the initial investment is recorded at cost. Subsequently, the investment is increased or decreased for the Company's pro-rata share of the partnership's income and losses. The Company's share of the loss in the partnership for the years ended December 31, 2007, 2006 and 2005 was approximately $7,400, $6,300 and $9,800, respectively, and the book value of the investment at December 31, 2007, 2006 and 2005 was $(3,239), $4,162, and $10,444, respectively. We are not responsible for covering the losses in excess for our investment.

      (J) Intangible Assets

      Intangible assets consist of legal fees paid to various patent attorneys related to world-wide patent applications or litigation on existing patents. The patent costs are amortized over the shorter of the life of the patent or the estimated useful life of the technology which is 10 years using the straight line method.

      Amortization of the intangible assets for the next five years is as follows:

                  2008               $55,104

                  2009               $55,104

                  2010               $55,104

                  2011               $55,104

                  2012               $55,104

      There after                    $386,307

      The components of intangible assets and costs capitalized in 2007, 2006 and 2005 are as follows:

      -------------------------------------------------------------------------
                                           2007          2006            2005
      -------------------------------------------------------------------------
      Beginning Intangible Assets       $  617,297     $ 454,273     $  277,425
      -------------------------------------------------------------------------
      Add: Capitalized Costs               231,844       163,024        176,848
      -------------------------------------------------------------------------
      Less: Accumulated Amortization       143,645        89,418         48,566
      -------------------------------------------------------------------------
      Net Intangible Assets             $  705,496     $ 527,879     $  405,707
      -------------------------------------------------------------------------

      (K) Impairment of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. Management believes that there are no impaired long-lived assets at December 31, 2007, 2006 and 2005.

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

      (N) Shipping and Handling Costs

      Shipping and handling costs are included in cost of sales in accordance with guidance established by the Emerging Issues Task Force, issue No. 00-10, "Accounting for Shipping and Handling Costs." During 2007, 2006 and 2005, there were no material shipping and handling costs.

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

      Under SFAS 128 basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares outstanding during the year. Diluted net earnings per share is computed by dividing the net earnings for the year by the weighted average number of common share and common share equivalents outstanding during the year. Common stock equivalents would arise from the exercise of stock options. For the year ended December 31, 2007, 2006 and 2005, none were issued. Diluted net loss has not been disclosed for the years ended December 31, 2007, 2006 and 2005 as the effect is anti-dilutive.

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

      The change in cumulative translation adjustments during the years ended December 31, 2007, 2006 and 2005 was as follows:

-----------------------------------------------------------------------------------------------------
                                                           2007             2006             2005
-----------------------------------------------------------------------------------------------------
Beginning accumulated translation adjustments         $   (222,635)    $    (151,172)    $   (213,386)
-----------------------------------------------------------------------------------------------------
Translation adjustments for the period then ended           36,013           (71,463)          62,214
-----------------------------------------------------------------------------------------------------

Ending accumulated translation adjustments            $   (186,622)    $    (222,635)    $   (151,172)
-----------------------------------------------------------------------------------------------------

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

      The change in accumulated unrealized loss on investments in marketable securities during the year ended December 31, 2007, 2006 and 2005 was as follows:

--------------------------------------------------------------------------------------------
                                                       2007            2006           2005
--------------------------------------------------------------------------------------------
Beginning accumulated unrealized loss on
marketable securities                                $    --       $ (452,274)    $ (398,246)
--------------------------------------------------------------------------------------------
Unrealized gain (loss) arising during the year            --          452,274        (54,028)
--------------------------------------------------------------------------------------------
Reclassification adjustment gain                          --               --             --
--------------------------------------------------------------------------------------------
Ending accumulated unrealized loss on
marketable securities                                $    --       $       --     $ (452,274)
--------------------------------------------------------------------------------------------

      (T) Fair Value of Financial Instruments

      The Financial Accounting Standards Board ("FASB") issued SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", which requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued interest payable approximate fair value at December 31, 2007, 2006 and 2005, due to the relatively short maturity of the instruments. The investment in limited partnership is recorded using the equity method and it is not practical to estimate the fair value of this investment without incurring excessive cost, as this investment is not publicly traded. Long-term debt approximates fair value based upon based upon debt terms available for entities under similar terms.

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

      In June 2006, the FASB issued Interpretation No. 48 ("FIN No. 48"), Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. The Company has determined that there will be no material effect on their financial statements.

      In June 2006, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on EITF Issue No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43." EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for us beginning July 1, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted. We do not expect the application of this consensus to have a material impact on our financial statements.

      In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)," ("FAS 158"). Among other things, FAS 158 requires companies to prospectively recognize a net liability or asset and to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets, with an offsetting adjustment to accumulated other comprehensive income; such recognition will not affect the Company's statement of income. The adoption of FAS 158 is effective for the year ending December 31, 2006. The Company has determined that there will be no material effect on their financial statements.

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning July 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that adoption of SFAS No. 159 will have on our financial statements.

      In December 2007 the FASB issued SFAS No. 141R "Business Combinations". FAS 141R amends and replaces FAS 141 in order to improve the relevance, representational faithfulness, and comparability of information that an entity provides in its financial reports about business combinations and its effects. This statement applies to business combinations for acquisitions with an effective date for the first fiscal period after December 15, 2008. The Company has not yet determined what the effect will be, if any, on their financial statements.

      In December 2007 the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements". FAS 160 seeks to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. This statement is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined what the effect will be, if any, on their financial statements.

      Management believes that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have no material effect on the accompanying consolidated financial statements.

      (W) Reclassifications

      Certain reclassifications have been made to the 2005 restated financial statements to conform to the 2006 restated presentation.

Note 4 - Investments in Marketable Securities

      During 2006 and 2005, the Company classified its investments in marketable securities as available for sale, and those that intend to hold for more than one year as non-current. In 2007 the Company had no investments in marketable securities. Unrealized holding gains and losses are reported as a separate component of stockholders' deficiency as part of accumulated other comprehensive income (loss) until realized. The following is a reconciliation of original cost to fair market value for securities held as of December 31:

      ------------------------------------------------------------------------------------------
                                                            2007            2006          2005
      ------------------------------------------------------------------------------------------
      Investments in marketable securities, at cost      $      --      $      --      $ 646,057
      ------------------------------------------------------------------------------------------
      Unrealized loss                                           --             --       (452,274)
      ------------------------------------------------------------------------------------------
      Investment in marketable securities at fair
      market value                                              --             --        193,783
      ------------------------------------------------------------------------------------------
      Less current portion                                      --             --       (193,783)
      ------------------------------------------------------------------------------------------
      Non-current portion                                $      --      $      --      $      --
      ------------------------------------------------------------------------------------------

      In December, 2006 the company sold all available for sale securities and recorded an actual loss of approximately $433,000.

Note 5- Inventories

      Inventories consist of the following at December 31:

         -----------------------------------------------------------------------
                                              2007          2006          2005
         -----------------------------------------------------------------------
         Raw materials                      $ 50,417      $ 27,100      $ 18,300
         -----------------------------------------------------------------------
         Work in process                      58,749        54,700        36,000
         -----------------------------------------------------------------------
         Finished goods                      226,609       162,900        70,800
         -----------------------------------------------------------------------
                                            $335,775      $244,700      $125,100
         -----------------------------------------------------------------------

Note 6 - Property and Equipment

      Property and equipment consists of the following at December 31:

      --------------------------------------------------------------------------
                                              2007          2006          2005
      --------------------------------------------------------------------------
      Land                                  $ 12,160      $ 12,160      $ 12,160
      --------------------------------------------------------------------------
      Buildings and improvements             185,000       185,000       185,000
      --------------------------------------------------------------------------
      Equipment and furnishings              232,228       223,340       223,340
      --------------------------------------------------------------------------
                                             429,388       420,500       420,500
      --------------------------------------------------------------------------
      Less accumulated depreciation and
      amortization                           402,640       395,220       389,200
      --------------------------------------------------------------------------
                                            $ 26,748      $ 25,280      $ 31,300
      --------------------------------------------------------------------------

In 2005, Inoteb (a wholly owned subsidiary of Biocoral, Inc.) sold machinery and computer hardware to Biocoral France, another wholly owned subsidiary of Biocoral, Inc. The manufacturing building is owned by Biocoral UK Limited another wholly owned subsidiary of Biocoral, Inc. All transactions between Biocoral UK Limited, Biocoral France and Inoteb have been eliminated in consolidation.

Note 7 - Intangible Assets

      Intangible assets consist of the following at December 31:

         -----------------------------------------------------------------------
                                            2007           2006           2005
         -----------------------------------------------------------------------
         Intangible assets                $ 849,141     $ 617,297      $ 454,273
         -----------------------------------------------------------------------
         Less: Accumulated amortization     143,645        89,418         48,566
         -----------------------------------------------------------------------
         Intangible assets, net           $ 705,496     $ 527,879      $ 405,707
         -----------------------------------------------------------------------

Note 8 - Long-Term Debt

      Long-term debt consists of the following at December 31:

         ----------------------------------------------------------------------
                                     2007             2006              2005
         ----------------------------------------------------------------------
         6% convertible          $        --      $        --       $   700,000
         promissory notes
         payable
         (A)
         ----------------------------------------------------------------------
         7% convertible                   --               --         1,600,000
         promissory notes
         payable (B)
         ----------------------------------------------------------------------
         7% non-convertible        2,900,000        2,700,000                --
         promissory notes
         payable (D)
         ----------------------------------------------------------------------
                                          --               --         2,300,000
         ----------------------------------------------------------------------
         Less embedded                    --               --          (998,814)
         derivative
         ----------------------------------------------------------------------
                                 $ 2,900,000      $ 2,700,000       $ 1,301,186
         ----------------------------------------------------------------------

(A) The Company sold the 6% Notes in the aggregate principal amount of $3,000,000 to "accredited investors" during year 2000 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933. A portion of the proceeds, $1,000,000, had been held in an escrow account pending the Company's issuance of all of the required regulatory documents and the listing of the Company's common stock for trading on The NASDAQ Stock Market.

      On March 25, 2002 the holders of the 6% convertible promissory notes payable (the "6% Notes") agreed to extend the due date from December 31, 2002 to December 31, 2004 and on March 1, 2004 agreed to extend the due date to December 31, 2006. On January 23rd, 2006, the notes holders agreed to extend the due date from December 31, 2006 to December 31, 2008. The 6% Notes were convertible at any time, at a rate of $.045, at the holder's option, subject to Company approval.

      The 6% Notes were not affected by the reverse stock split on December 23, 2002. Interest on the 6% Notes is payable annually, at the Company's option, either in cash or common stock of the Company. On June 26, 2003, the money held in the escrow account was returned to the notes holders. Since the $1,000,000 proceeds were never used by the Company, but always maintained in the escrow account, the Company wrote off the prior years' accrued interest of $179,836 and the accrued issuance costs of $80,000 associated with these 6% Notes resulting in a benefit of $259,836, which was recorded as forgiveness of debt in the consolidated statements of operations.

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

Note 8 - Long-Term Debt - continued

      the rate of $10 per share using a conversion rate utilizing the average closing price of the Company's common stock for the 20 trading days immediately preceding the conversion.

      Pursuant to an agreement dated December 20, 2006 with each of the notes holders, all of these 6% convertible promissory notes payable were converted to 7% non-convertible promissory notes payable. (See Note 8(D)).

(B) During December 2003 through February 2004, the Company sold 7% Notes in the aggregate principal amount of $850,000 to "accredited investors" through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933. At December 31, 2003 the Company had received approximately $560,000, of which approximately $135,000 was received as stockholder advances during 2002 and approximately $425,000 during 2003, and approximately an additional $290,000 during February 2004.

      From February to July 2004, the Company sold an additional $350,000 of 7% convertible promissory notes payable (the "7% notes"). In further, during December 2004, the Company sold to an accredited investor an additional 7% notes in the aggregate principal amount of $300,000. The Company will pay a 7% commission on $650,000, which was sold during 2004.

      The Company 7% Convertible Promissory Notes Payable (the "7% Notes") were due December 31, 2006. The holder or holders of 7% notes (subject to Company approval and consent) could at any time, convert the principal amount of the 7% notes into shares of the Corporation's common stock ranking pari passu at the conversion ratio shall be obtained by utilizing the average closing sale price of such shares in the over-the-counter market for the 20 trading days immediately preceding.

      The Company could, at any time, prepay in whole or in part the principal amount, plus accrued interest to the date of prepayment, of all outstanding 7% Notes, upon 30 days' written notice by certified or registered mail to the registered owners of all outstanding 7% notes. Such payment could be made either in cash or in shares of the Company's common stock in the Company's sole discretion at the conversion ratio which could be obtained by utilizing the average closing sale price of such shares in the over-the-counter market for the 20 trading days immediately preceding.

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

      Pursuant to an agreement dated December 20, 2006 with all of the note holders, all of these 7% convertible promissory notes payable were exchanged to 7% non-convertible promissory notes payable. (See Note 8(D)).

(C) The 7% notes described above contained a feature that permitted the Company to pay the note with either cash or unregistered shares of the Company's common stock. In the case of payment in shares of common stock, the conversion of debt to equity was to be determined using the average of the twenty previous days stock price in the over-the counter (OTC) market. That feature constitutes an embedded derivative that is substantially equivalent to a "put" option. Such a derivative is required to be accounted for at fair value on the balance sheet, with changes in fair value included in earnings.

      The Company has valued the embedded derivative portion of the 7% notes (which is not designated as a hedge) using a fair value calculation that takes into account the stock price at each reporting date; the historic volatility of the stock price in the OTC market; and the remaining terms and interest rates of the notes (Black-Scholes method).

Note 8 - Long-Term Debt - continued

      The following table summarizes the components of long-term debt based on this accounting treatment:

                                                     2007             2006              2005
                                                 -----------      -----------       -----------
6% convertible promissory notes payable:         $        --      $   700,000       $   700,000
                                                 -----------      -----------       -----------

7% convertible promissory notes payable:

   Intrinsic value portion                                --          813,548           601,186

   Fair value portion                                     --        1,321,195           416,419
                                                 -----------      -----------       -----------

                                                          --        2,134,743         1,017,605
                                                 -----------      -----------       -----------

   Total                                                  --        2,834,743         1,717,605
                                                 -----------      -----------       -----------

   Conversion to non-convertible notes                    --       (2,834,743)               --

7% non-convertible promissory notes payable        2,900,000        2,700,000                --
                                                 -----------      -----------       -----------

   Total                                         $ 2,900,000      $ 2,700,000       $ 1,717,605
                                                 ===========      ===========       ===========

      The unrealized gain or (loss) attributable to changes in the fair value portion occurred as follows:

                                                     2007             2006              2005
                                                 -----------      -----------       -----------
   Quarter ended March 31                        $        --      $     3,897       $   (71,981)

   Quarter ended June 30                                  --         (245,542)            5,332

   Quarter ended September 30                             --         (436,519)         (106,639)

   Quarter ended December 31                              --          (38,975)           61,318
                                                 -----------      -----------       -----------

   Total annual unrealized gain (loss)                    --         (717,138)         (111,971)
                                                 -----------      -----------       -----------

   Cumulative unrealized gain (loss)                      --         (134,743)          582,395
                                                 -----------      -----------       -----------

Net unrealized and realized gain (loss)
   Included in earnings                          $        --      $  (582,395)      $  (111,971)
                                                 ===========      ===========       ===========

      The cumulative unrealized loss of $134,743 was written off as of December 31, 2006 upon exchanged of the 6% and 7% convertible notes to 7% non-convertible notes

(D) The Company issue, the new 7% non-convertible promissory notes payable (the "7% Non-Convertible Promissory Notes") in the aggregate principal amount of $2,700,000 to "accredited investors" in December 2006 through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933.

Note 8 - Long-Term Debt - continued

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

      During December 2006, the Company exchanged all of the existing 6% convertible promissory notes payable and 7% convertible promissory notes payable together with the $400,000 received during 2006 in the total aggregate principal amount of $2,700,000 to 7% Non-Convertible Promissory Notes.

      During 2007 the Company issued the additional 7% non-convertible promissory notes payable in the aggregate principal amount of $200,000 to "accredited investors" through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933 increasing the outstanding amount of new 7% non-convertible promissory notes payable to $2,900,000.

      The total aggregate maturities of long-term debt at December 31, 2007 are as follows:

                ---------------------------------------------------------
                 December 31,
                ---------------------------------------------------------
                     2008                                  $          --
                ---------------------------------------------------------
                     2009                                  $   2,900,000
                ---------------------------------------------------------

                ---------------------------------------------------------
                                                           $   2,900,000
                ---------------------------------------------------------

Note 9 - Income Taxes

      At December 31, 2007, the Company had net operating loss carry forwards of approximately $12,884,000 available to reduce future Federal taxable income, which, if not used, will expire at various dates through December 31, 2026. These net operating loss carry forwards create a deferred tax asset of approximately $4,509,000. There are no other material differences between amounts used for financial reporting purposes and tax reporting purposes. Since it is more likely than not that the Company will not realize a benefit from these net operating loss carry forwards a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

      One of the Company's European wholly owned subsidiaries has a net operating loss of approximately $5,000,000 at December 31, 2004 under French tax regulations. Prior to January 1, 2004 these net operating losses could be carried forward five years to offset future taxable income but since January 1, 2004 these net operating loss carry forwards can be carried forward indefinitely to offset future taxable income. This net operating loss creates a deferred tax asset of approximately $1,700,000. There are no other material differences between amounts used for financial reporting purposes and tax reporting purposes. Since it is more likely than not that the subsidiary will not realize a benefit from these net operating losses carry forwards a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

      Income taxes differ from the statutory rate due to the following at December 31:

     -------------------------------------------------------------------------------------------------
                                                             2007            2006           2005
     -------------------------------------------------------------------------------------------------
     Income tax benefit at 35%                           $    (115,000)    $   (311,000)  $   (310,000)
     -------------------------------------------------------------------------------------------------
     Utilization of net operating loss carry forward           115,000          311,000        310,000
     -------------------------------------------------------------------------------------------------
                                                         $          --     $         --   $         --
     -------------------------------------------------------------------------------------------------

Note 10 - Stock Option Plan

      In December 21, 2004, the Company decided to cancel all option contracts and reissue new contracts. A summary of the Company's stock option activity is as follows for the years ended December 31, 2007, 2006 and 2005:

      --------------------------------------------------------------------------
                                                       Common Stock
      --------------------------------------------------------------------------
                                                               Weighted average
                                                    Shares       Exercise Price
      --------------------------------------------------------------------------
      Outstanding, December 31, 2003               34,270               $ 89.88
      --------------------------------------------------------------------------
      Cancelled                                   (34,270)
      --------------------------------------------------------------------------
      Granted                                     200,000               $  0.00
      --------------------------------------------------------------------------
      Exercised
      --------------------------------------------------------------------------
      Outstanding, December 31, 2004              200,000               $ 10.00
      --------------------------------------------------------------------------
      Granted                                          --
      --------------------------------------------------------------------------
      Exercised                                        --
      --------------------------------------------------------------------------
      Outstanding, December 31, 2005              200,000               $ 10.00
      --------------------------------------------------------------------------
      Granted                                          --
      --------------------------------------------------------------------------
      Exercised                                        --
      --------------------------------------------------------------------------
      Outstanding, December 31, 2006              200,000               $ 10.00
      --------------------------------------------------------------------------
      Granted                                          --
      --------------------------------------------------------------------------
      Exercised                                        --
      --------------------------------------------------------------------------
      Outstanding, December 31, 2007              200,000               $ 10.00
      --------------------------------------------------------------------------

      The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of the Company's stock options outstanding is as follows:

      ------------------------------------------------------------------------------------------
                                     Options Outstanding                   Options Exercisable
      ------------------------------------------------------------------------------------------
                                          Weighted-
                                           Average          Weighted-                  Weighted-
                                          Remaining          Average                    Average
                           Number        Contractual        Exercise       Number       Exercise
      Exercise Prices    Outstanding        Life              Price      Exercisable     Price
      ------------------------------------------------------------------------------------------
          $ 10.00          200,000          2.00             $ 10.00       200,000      $ 10.00
      ------------------------------------------------------------------------------------------

Note 11 - Segment and Geographic Information

      Information about the Company's assets and its operations in different geographic locations at December 31, 2007, 2006 and 2005 is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

      The following shows information about the Company's foreign operations at December 31, 2007, 2006 and 2005:

      ------------------------------------------------------------------------
                                       2007             2006           2005
      ------------------------------------------------------------------------
      Net Sales:
      ------------------------------------------------------------------------
      France                        $  222,900      $  182,800      $  152,000
      ------------------------------------------------------------------------
      Other European countries         181,500         139,500         113,900
      ------------------------------------------------------------------------
      Others                            59,825          85,905          50,300
      ------------------------------------------------------------------------
                                    $  464,225      $  408,205      $  316,200
      ------------------------------------------------------------------------
      Total Assets:
      ------------------------------------------------------------------------
      United States                 $  759,467      $  905,418      $  714,610
      ------------------------------------------------------------------------
      France                           652,098         419,200         361,200
      ------------------------------------------------------------------------

      ------------------------------------------------------------------------
                                    $1,411,565      $1,324,618      $1,075,810
      ------------------------------------------------------------------------

Note 12 - Related Party

      The Company has a consulting agreement with its Chairman and President in which he earns $150,000 annually. The agreement expired in August 2005 and was renewed for an additional three years in September 2005. At December 31, 2007, 2006 and 2005 the Company owed this individual an aggregate of $1,087,192, $940,937 and $758,935, respectively, of which $900,000,
      $750,000 and $600,000, respectively relate to the consulting agreement, the balance of $185,372, $189,117 and $157,115, respectively relate to un-reimbursed travel expenses and $1,820 relate to start-up costs. During 2007, the Company paid this individual $39,745 related to reimbursement of expenses for a previous year. In the year ended December 31, 2007, to help the Company's cash position, the president has deferred receipt of any cash compensation for 2007 pursuant to his consulting agreement.

Note 13 - Commitments and Contingencies

      The Company rents certain office space under an operating lease expiring on April 30, 2004, with an automatic renewal of three years. The lease has been renewed for the three years ending April 30, 2007. This agreement transferable and can be cancelled with six months notice. The company currently is renting on a quarter to quarter basis while in negotiations for an extension on their lease. Rent expenses for the years ended December 31, 2007 were approximately $63,000* and for the year ended December 31, 2006 approximately $58,400* and for the year ended December 31, 2005 approximately $58,000*.

      At December 31, 2007, total minimum rentals under noncancellable operating leases with an initial or remaining term lease term of one year or more are as follows:

         -------------------------------------------------------------
            Year Ending
            December 31:
         -------------------------------------------------------------
                2008                                           --
         -------------------------------------------------------------
                                                          $    --
         -------------------------------------------------------------

      *The Euro to Dollar conversions are based upon an average conversion rate of $1.38 to (euro)1.00 for 2007, $1.27 to (euro)1.00 for 2006 and $ 1.26 to (euro)1.00 for 2005. This is an average estimated over the periods indicated and is subject to fluctuation during such periods.

Note 14- Restated Financial Statements

      The Company historically categorized, through December 31, 2005, its convertible debt as liabilities. Upon further review of FAS 133, it was determined that the convertible debt contains an embedded derivative that needs to be separately stated and adjusted periodically for its fair market value. The restatements related to the embedded derivatives have changed the amounts presented in the Company's statements of operations and balance sheets for the periods ended December 31, 2006 and 2005 (See
      Note 14 (A) and (B) for the summary of the effect of the restatements). The Company has restated its financial statements for the years ended December 31, 2006 and 2005 to record the fair value of the embedded derivative attached to the convertible debt. The aforementioned changes do not have any effect of the financial statements for the year ended December 21, 2007.

(A)   A summary of the effects of the restatement are as follows:

                                           2006              2005
                                           ----              ----
      Balance Sheet:
      Long Term Debt                   $ 2,700,000       $ 2,300,000
      As restated                      $ 2,700,000       $ 1,301,186
      Difference                       $        --       $   998,814
      Fair Value of Embedded
      Derivatives                      $        --       $        --
      As Restated                      $        --       $   416,419
       Difference                      $        --       $   416,419
      Stockholders' Deficiency         $(3,362,167)      $(2,851,949)
      As restated                      $(3,362,167)      $(2,269,554)
      Difference                       $        --       $   582,395

      Statement of Operations:
      Consulting and Professional      $        --       $        --
      As Restated                      $        --       $        --
      Difference                       $        --       $        --
      Gain (Loss) on Embedded
      Derivatives                      $        --       $        --
      As Restated                      $  (582,395)      $  (111,971)
      Difference                       $  (582,395)      $  (111,971)
      Net (Loss) Income                $  (891,030)      $  (885,787)
      As restated                      $(1,473,425)      $  (997,758)
      Difference                       $  (582,395)      $  (111,971)
      Income (loss) per share          $      (.08)      $      (.08)
      As restated                      $      (.13)      $      (.09)
      Difference                       $      (.05)      $      (.01)

(B) A summary of the effects of the restatement for each of the fiscal quarters are as follows:

                             Three Months      Three Months      Three Months       Three Months
                                Ended             Ended             Ended              Ended
                           March 31, 2006    June 30, 2006    September 30, 2006  December 31, 2006
                           --------------    -------------    ------------------  -----------------
Statement Of Operations
Gain/Loss on Embedded
Derivatives                           --                --                --                --
As restated                  $     3,897       $  (245,542)      $  (436,519)        $    95,768
Difference                         3,897          (245,542)         (436,519)             95,768
Income (Loss) per
share                        $    (0.02)       $     (0.02)      $     (0.02)        $     (0.02)
As restated                  $    (0.02)       $     (0.04)      $     (0.05)        $     (0.02)
Difference                   $        --       $      0.02)      $     (0.03)        $        --

Balance Sheet
Long Term Debt - Net of
Embedded Derivatives         $ 2,450,000       $ 2,625,600       $ 2,630,700         $ 2,700,000
As Restated                  $ 1,838,399       $ 2,424,692       $ 2,765,443         $ 2,700,000
Difference                   $   611,601       $   200,908       $  (134,743)                 --
Fair Value of
Embedded Derivatives                  --                --                --                  --
As Restated                  $   831,276       $   244,983       $   (95,368)                 --
Difference                   $   831,276       $   244,983       $   (95,368)                 --
Stockholders'
Deficiency                   $(3,009,986)      $(3,217,624)      $(3,352,766)        $(3,362,167)
As Restated                  $(2,423,693)      $(2,876,873)      $(3,448,534)        $(3,362,167)
Difference                   $   586,293       $   340,751       $   (95,768)        $        --

                            Three Months      Three Months      Three Months       Three Months
                                Ended             Ended             Ended              Ended
                           March 31, 2005    June 30, 2005    September 30, 2005  December 31, 2005
Statement Of
Operations
Gain/Loss on Embedded
Derivatives                         --                --                --                  --
As restated                $     (71,981)      $     5,332       $  (106,639)      $      61,318
Difference                 $     (71,981)      $     5,332       $  (106,639)      $      61,318
Income (Loss) per
share                      $       (0.02)      $     (0.02)      $     (0.02)      $       (0.02)
As restated                $       (0.02)      $     (0.02)      $     (0.03)      $       (0.02)
Difference                 $          --       $        --       $     (0.01)      $          --

Balance Sheet
Long Term Debt - Net
of Embedded
Derivatives                $   2,100,000       $ 2,100,000       $ 2,300,000       $   2,300,000
As Restated                $   1,188,040       $ 1,188,040       $ 1,301,186       $   1,301,186
Difference                 $     911,960       $   911,960       $   998,814       $     998,814
Fair Value of
Embedded Derivatives                  --                --                --                  --
As Restated                $     456,400       $   461,740       $   355,101       $     416,419
Difference                 $     456,400       $   461,740       $   355,101       $     416,419
Stockholders'
Deficiency                 $  (2,268,492)      $(2,436,883)      $(2,725,580)      $  (2,851,949)
As Restated                $  (1,646,107)      $(1,809,166)      $(2,204,502)      $  (2,269,553)
Difference                 $     622,385       $   627,717       $   521,078       $     582,396

Note 15 - Selected Quarterly Financial Data - (Unaudited)

      The results of operations by quarter for the years ended December 31, 2007, 2006 (Restated) and 2005 (Restated) are presented below (See Note
      14) (unaudited):

                                                      Three Months          Three Months       Three Months        Three Months
                                                         Ended                 Ended              Ended                Ended
                                                     March 31, 2007        June 30, 2007    September 30, 2007   December 31, 2007
                                                     --------------        -------------    ------------------   -----------------
Net sales                                                $  149,500          $   93,276          $  105,124          $  116,325
Cost of sales                                                60,400              64,489              40,374              80,569

          Gross Profit                                       89,100              28,787              64,750              35,756
                                                         ----------          ----------          ----------          ----------

             Total Operating Expenses                       146,462             161,303             169,145             179,692
                                                         ----------          ----------          ----------          ----------

          Loss From Operations                              (57,362)           (132,516)           (104,395)           (143,936)
                                                         ----------          ----------          ----------          ----------

             Total Other Income (Expense)                   (44,102)            (52,306)            (58,314)            (37,754)
                                                         ----------          ----------          ----------          ----------

Net (Loss) Income                                          (101,464)           (184,822)           (162,709)           (181,690)

Other Comprehensive Income (Loss):
          Foreign translation gain (loss)                     4,983              (1,865)             17,977              25,004
                                                         ----------          ----------          ----------          ----------

Comprehensive (Loss) Income                              $  (96,481)         $ (186,687)         $ (144,732)         $ (156,686)
                                                         ==========          ==========          ==========          ==========

                                                      Three Months          Three Months       Three Months        Three Months
                                                         Ended                 Ended              Ended                Ended
                                                     March 31, 2006        June 30, 2006    September 30, 2006   December 31, 2006
                                                     --------------        -------------    ------------------   -----------------
Net sales                                                $   70,900          $   91,800          $   88,800          $  156,705
Cost of sales                                                47,800              64,200              75,100             (65,856)

     Gross Profit                                            23,100              27,600              13,700             222,561
                                                         ----------          ----------          ----------          ----------

        Total Operating Expenses                            165,910             149,491             145,236              96,065
                                                         ----------          ----------          ----------          ----------

     Loss From Operations                                  (142,810)           (121,891)           (131,536)            126,496
                                                         ----------          ----------          ----------          ----------

        Total Other Income (Expense)                        (47,711)           (296,070)           (480,634)           (379,269)
                                                         ----------          ----------          ----------          ----------

Net (Loss) Income                                          (190,521)           (417,961)           (612,170)           (252,773)

Other Comprehensive Income (Loss):
     Foreign translation gain (loss)                         27,517              (9,184)              1,223             (91,019)
     Unrealized gain (loss) on marketable securities          8,765             (25,935)             39,286             430,159
                                                         ----------          ----------          ----------          ----------

Comprehensive (Loss) Income                              $ (154,239)         $ (453,080)         $ (571,661          $   86,367
                                                         ==========          ==========          ==========          ==========

                                                        Three Months       Three Months        Three Months          Three Months
                                                            Ended              Ended               Ended                 Ended
                                                       March 31, 2005      June 30, 2005     September 30, 2005    December 31, 2005
                                                       --------------      -------------     ------------------    -----------------
Net sales                                                $   77,000          $   85,400          $   75,100          $   78,700
Cost of sales                                                49,500              63,600              46,400              62,900

     Gross Profit                                            27,500              21,800              28,700              15,800
                                                         ----------          ----------          ----------          ----------

        Total Operating Expenses                            200,633             169,873             152,042             295,126
                                                         ----------          ----------          ----------          ----------

     Loss From Operations                                  (173,133)           (148,073)           (123,342)           (279,326)
                                                         ----------          ----------          ----------          ----------

        Total Other Income (Expense)                       (108,731)            (11,208)           (185,348)             31,404
                                                         ----------          ----------          ----------          ----------

Net (Loss) Income                                          (281,864)           (159,281)           (308,690)           (247,922)

Other Comprehensive Income (Loss):
     Foreign translation gain (loss)                        107,583               7,308            (102,496)             49,819
     Unrealized gain (loss) on marketable securities        (39,372)            (11,086)             15,850             (19,420)
                                                         ----------          ----------          ----------          ----------

Comprehensive (Loss) Income                              $ (213,653)         $ (163,059)         $ (395,336)         $ (217,523)
                                                         ==========          ==========          ==========          ==========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007 at the reasonable assurance level.

(b) Management's Report on Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management's assessment of the effectiveness of its internal control over financial reporting as of December 31, 2007 as part of this report. The Company's independent registered public accounting firm also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Management's report and the independent registered public accounting firm's attestation report are included in Item 8 hereof, of this report and are incorporated herein by reference.

(c) Changes in Internal Control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Item 9B. Other Information.

None.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

The following persons are our executive officers and directors:

Name                     Age          Positions with our Company
----                     ---          --------------------------
Nasser Nassiri            44          President, Chief Executive Officer and
                                      Chairman of the Board
Yuhko Grossman            43          Secretary, Treasurer and Director
Jean Darondel             65          Director

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

Dr. Genevieve Guillemin is a scientist and one of the directors of "French National Center of Scientific Research" (CNRS). Dr. Guillemin is a co-founder of the original 1979 patent for Biocoral(R) and still participates in the development of Biocoral(R).

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our Common Stock. Officers, directors and ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2007, no such reports were submitted to us for review and, based upon this, to our knowledge, all Section 16(a) filing requirements applicable to our officers and directors have been complied.

Code of Ethics

We have not yet adopted a code of ethics for our company because our management team currently consists of only three individuals, each of whom is a director and two of whom are executive officers. Because our management team is small, we have determined that a formal code is unnecessary at this time.

Item 11. Executive Compensation

Presently, none of our executive officers receive any salary. However, on September 1, 1997, we entered into a Consulting Agreement with Nasser Nassiri, our Chairman, pursuant to which Mr. Nassiri serves as our Chairman. The Agreement, which was for a three year term, provided for base compensation of $150,000 per annum, reimbursement of certain expenses and for a payment of two years' compensation thereunder in the event of a change in control of the Company. The agreement was renewed, on the same terms, in 2000 for two years until August 30, 2002 and has been renewed during 2002 for an additional three years until August 2005 and has been renewed in August 2005 for an additional three year until August 2008. In the year ended December 31, 2007, to help the Company's cash position, the president has deferred receipt of any cash compensation for 2007 pursuant to his consulting agreement.

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

Aggregate Option Exercises and Fiscal Year-End Option Values

The following table lists the number of securities underlying unexercised options at December 31, 2007.
                                                    NUMBER OF
                                                    SECURITIES       VALUE OF
                                                    UNDERLYING     UNEXERCISED
                                                   UNEXERCISED     IN-THE-MONEY
                                                     OPTIONS        OPTIONS AT
                            SHARES                  AT FY-END         FY-END
                           ACQUIRED     VALUE      EXERCISABLE/    EXERCISABLE/
         NAME            ON EXERCISE   REALIZED   UNEXERCISABLE   UNEXERCISABLE
         ----            -----------   --------   -------------   -------------
Nasser Nassiri .......        --          --       100,000/ --    7,000,000/ --
Jean Darondel ........        --          --        50,000/ --    3,500,000/ --
Yuhko Grossman .......        --          --        50,000/ --    3,500,000/ --

Director Compensation

Our directors do not receive compensation for their services as directors, but are reimbursed for travel and all reasonable out-of-pocket expenses incurred in connection with each board meeting attended or other company services.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 7, 2008 by:

      o all persons who are beneficial owners of five percent (5%) or more of our common stock;

      o     each of our directors;

      o     each of our named executive officers; and

      o     all current directors and executive officers as a group.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 7, 2008 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

                                                               AMOUNT AND NATURE
                                                                 OF BENEFICIAL
                                                                OWNERSHIP AS OF    PERCENT OF
NAME AND ADDRESS OF BENEFICIAL                                      March 7,        SHARES IN
OUTSTANDING OWNER                             TITLE OF CLASS          2008          CLASS(5)
-------------------------------------------   --------------   -----------------   ----------
Jean Darondel .............................    Common Stock         50,000(1)           *
   38 rue Anatole France,
   92594 Levallois Perret Cedex, France
Yuhko Grossman ............................    Common Stock         50,000(2)           *
   38 rue Anatole France,
   92594 Levallois Perret Cedex, France
Nasser Nassiri ............................    Common Stock        100,000(3)           *
   38 rue Anatole France,
   92594 Levallois Perret Cedex, France
All officers and directors
as a group ................................    Common Stock        200,000(4)           *

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

(5) Based upon 11,353,787 shares of common stock outstanding.

       Securities Authorized for Issuance Under Equity Compensation Plans

Other than those listed on the table above, we do not have any equity securities outstanding or authorized for issuance pursuant to any equity compensation plans.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services.

Audit Fees for 2007

Our principal accountant for 2007 is Moore & Associates, Chartered., for services rendered in connection with the audit of our 2007 consolidated financial statements, we have not been billed for the fees for this audit. However, as of the date of this report, we have paid them $6,250 as a retainer fee.

We paid Moore & Associates, Chartered., approximately $7,500 for services in connection with the review of our unaudited consolidated financial statements for filing with our Quarterly Reports on Form 10-Q of March 31, 2007, June 30, 2007 and September 30, 2007.

The auditor of our French subsidiaries for 2007 was Consultaudit. For services rendered in connection with the audit of our French subsidiaries' 2007 financial statements, we have not been billed for the fees for this audit.

For services rendered in connection with the review of our French subsidiaries unaudited financial statements for period ended March 31, 2007, June 30, 2007 and September 30, 2007, Consultaudit has billed us 5,400 Euros (or approximately $7,450*), which has not yet been paid.

Audit Fees for 2006

Our principal accountant for 2006 was Moore & Associates, Chartered., for services rendered in connection with the audit of our 2006 consolidated financial statements; we have paid them $12,500.

We paid Moore & Associates, Chartered., approximately $7,500 for services in connection with the review of our unaudited consolidated financial statements for filing with our Quarterly Reports on Form 10-Q of March 31, 2006, June 30, 2006 and September 30, 2006.

The auditor of our French subsidiaries for 2006 was Consultaudit. For services rendered in connection with the audit of our French subsidiaries' 2006 financial statements including the services rendered in connection with the review of our French subsidiaries unaudited financial statements for period ended March 31, 2006, June 30, 2006 and September 30, 2006, Consultaudit has billed us 10,100 Euros (or approximately $12,800*), which has not yet been paid.

For services rendered in connection with the review of our French subsidiaries unaudited financial statements for period ended March 31, 2006, June 30, 2006 and September 30, 2006, Consultaudit has billed us 5,100 Euros (or approximately $6,500*), which has not yet been paid.

Audit Fees for 2005

Our principal accountant for 2005 was Moore & Associates, Chartered. For services rendered in connection with the audit of our 2005 consolidated financial statements, we have paid them $12,500.

The auditor of our French subsidiaries for 2005 was Consultaudit. For services rendered in connection with the audit of our French subsidiaries' 2005 financial statements including the services rendered in connection with the review of our French subsidiaries unaudited financial statements for period ended March 31, 2005, June 30, 2005 and September 30, 2005, we have paid them approximately 11,100 euros (or approximately $14,013*).

* The Euro to Dollar conversions are based upon an average conversion rate of $1.38 to (euro)1.00 for 2007, $1.27 to (euro)1.00 for 2006 and $1.26 to
(euro)1.00 for 2005. This is an average estimated over the periods indicated and is subject to fluctuation during such periods.

                                     PART IV

Item 15. Exhibits and Reports on Form 8-K.

(a) Unless otherwise indicated, the following is a list of exhibits filed as a part of this annual report:

Exhibit Number   Description of Document
------------------------------------------------------------------------------------------------------------
3.1              Certificate of Incorporation, as amended(1)(2)
3.2              By-laws (1)
3.3              Certificate of Amendment to Certificate of Incorporation(4)
3.4              Certificate of Amendment to Certificate of Incorporation(4)
4.1              Form of Company's 3 year 7% Convertible Redeemable Debenture due December 31, 2006(4)
4.2              Form of Option Agreement(3)(4)
4.3              Form of Company's 3 Year 7 Percent Non-Convertible Promissory Note Due December 31, 2009(5)
31               Certification of Nasser Nassiri pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32               Certification of Nasser Nassiri pursuant to Rule 13a-14(a)

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

(2) Incorporated by reference from Amendment No.1 to the Company's Form 10-SB filed with the Commission on April 18, 1994.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 17, 1998.

(4) Incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-KSB/A filed May 19, 2005.

(5) Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K filed March 30, 2007.

During the fourth quarter of 2007, we filed no current reports on Form 8-K.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on March 28, 2008.

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

Signature               Title                                    Date
--------------------------------------------------------------------------------
/s/ Nasser Nassiri      President, Chief Executive Officer       March 28, 2008.
------------------      and Chairman of the Board of Directors
    Nasser Nassiri      (Principal Executive Officer and
                        Principal Accounting Officer)

/s/ Yuhko Grossman      Secretary, Treasurer and Director        March 28, 2008.
------------------
    Yuhko Grossman

/s/ Jean Darondel       Director                                 March 28, 2008.
-----------------
    Jean Darondel