Form 10-Q
period 2008-03-31
BIOCORAL INC
filed 2008-05-14
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2008

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_|   Accelerated Filer |X|    Non-Accelerated Filer |_|

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
                                                |_|Yes          |X| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of April 30, 2008 was 11,443,787

                        BIOCORAL, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                           Page
                        PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.                                                 1

         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008
         (UNAUDITED) AND DECEMBER 31, 2007.                                    1

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
         MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED).                     2

         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
         STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE LOSS FOR
         THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED) AND
         FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
         (RESTATED 2006 ONLY).                                                 3

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
         MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED).                     4

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)    5-9

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESLUTS OF OPERATIONS.                                           10

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.          12

Item 4.  CONTROLS AND PROCEDURES.                                             13

                        PART II -- OTHER INFORMATION                          13

Item 1.  LEGAL PROCEEDINGS.                                                   13

Item 1A. RISK FACTORS.                                                        13

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.         13

Item 3.  DEFAULTS UPON SENIOR SECURITIES.                                     13

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                 13

Item 5.  OTHER INFORMATION.                                                   13

Item 6.  EXHIBITS.                                                            14

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.


                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                                 March 31,        December 31,
                                                                                                   2008               2007
                                                                                             ----------------   ----------------
                                                                                               (Unaudited)
Current Assets:
    Cash                                                                                     $         65,956   $        147,681
    Accounts receivable, net of allowance for doubtful accounts                                       153,454            138,144
    Inventories                                                                                       329,790            335,775
    Prepaid expenses and other current assets                                                          15,173             32,104
                                                                                             ----------------   ----------------

       Total Current Assets                                                                           564,373            653,704

Property and equipment, net                                                                            29,029             26,748
Restricted cash held in escrow                                                                         11,049             11,049
Intangible assets, net                                                                                780,096            705,496
Other assets                                                                                           18,990             14,568
                                                                                             ----------------   ----------------

       Total Assets                                                                          $      1,403,537   $      1,411,565
                                                                                             ================   ================

                                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current  Liabilities:
    Accounts payable                                                                         $        968,489   $       943,231
    Current portion due to officer                                                                    196,192            187,192
    Accrued interest payable                                                                          472,462            421,712
                                                                                             ----------------   ----------------

       Total Current Liabilities                                                                    1,637,143          1,552,135

Due to officer, net of current portion                                                                 37,500            900,000
Long-term debt, net of current portion                                                              2,900,000          2,900,000
Deferred employee benefits                                                                              6,641              6,183
                                                                                             ----------------   ----------------

          Total Liabilities                                                                         4,581,284          5,358,318
                                                                                             ----------------   ----------------
Commitments and contingencies
Stockholders' Deficiency:
    Preferred stock, par value $.001 per share; 1,000,000  shares
       authorized; none issued                                                                             --                --
    Common Stock; $.001 par value;  100,000,000 shares authorized;
       11,353,787 shares issued and outstanding December 31, 2007
       11,443,787 shares issued and outstanding March 31, 2008                                         11,444             11,354
    Additional paid-in capital                                                                     18,800,000         17,900,090
    Accumulated other comprehensive loss                                                              (96,347)          (176,536)
    Accumulated deficiency                                                                        (21,892,844)       (21,681,661)
                                                                                             ----------------   ----------------

       Total Stockholders' Deficiency                                                              (3,177,747)        (3,946,753)
                                                                                             ----------------   ----------------

       Total Liabilities and Stockholders' Deficiency                                        $      1,403,537   $      1,411,565
                                                                                             ================   ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                     Three Months Ended
                                                                                                           March 31
                                                                                             ----------------------------------
                                                                                                   2008               2007
                                                                                             ----------------   ---------------
                                                                                                         (Unaudited)
Net sales                                                                                    $        149,236   $       149,500
Cost of sales                                                                                         116,377            60,400
                                                                                             ----------------   ---------------

    Gross Profit                                                                                       32,859            89,100
                                                                                             ----------------   ---------------

Operating Expenses:
    Research and development                                                                           16,099            13,000
    Consulting and professional fees                                                                   67,557            47,467
    Depreciation and amortization                                                                      18,435             3,196
    Administrative expenses                                                                            86,815            82,799
                                                                                             ----------------   ---------------

      Total Operating Expenses                                                                        188,906           146,462
                                                                                             ----------------   ---------------

    Loss From Operations                                                                             (156,047)          (57,362)
                                                                                             ----------------   ---------------

Other Income (Expense):
    Interest, net                                                                                     (50,657)          (46,551)
    Other                                                                                              (4,479)            2,449
                                                                                             ----------------   ---------------

     Total Other Income (Expense)                                                                     (55,136)          (44,102)
                                                                                             ----------------   ---------------

Net Loss                                                                                             (211,183)         (101,464)

Other Comprehensive Income (Loss):
    Foreign translation gain                                                                           80,189             4,983
                                                                                             ----------------   ---------------

Comprehensive Loss                                                                           $       (130,994)  $       (96,481)
                                                                                             ================   ===============

Basic and diluted net loss per common share                                                  $          (0.02)  $         (0.01)
                                                                                             ================   ===============

Basic and diluted weighted average number
        of common shares outstanding                                                               11,354,787        11,353,787
                                                                                             ================   ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          BIOCORAL, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2008
         (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                              (RESTATED 2006 ONLY)

                                                                                                                   Accumulated
                                                                         Common Stock                                 Other
                                                                    ----------------------         Additional      Comprehensive
                                                                      Shares        Amount      Paid-in Capital        Loss
                                                                    -----------  ------------   ----------------  ---------------
Balance, January 1, 2006                                             11,353,816        11,354     17,900,090     $       (603,447)

Other comprehensive gain - foreign currency translation loss                                                              (71,463)

Other comprehensive gain - increase in market value of
  marketable securities                                                                                                   452,275

Other                                                                         1

Net loss                                                                     --            --             --                   --
                                                                   ------------  ------------   ------------         ------------

Balance, December 31, 2006                                           11,353,817        11,354     17,900,090             (222,635)

Other comprehensive loss - foreign currency translation gain                                                               46,099

Adjustment for redeption of fractional shares                               (30)

Net loss                                                                     --            --             --                   --
                                                                   ------------  ------------   ------------         ------------

Balance, December 31, 2007                                           11,353,787        11,354     17,900,090             (176,536)

Other comprehensive loss - foreign currency translation gain                                                               80,189

Exercise of stock options                                                90,000            90        899,910

Net loss                                                                     --            --             --                   --
                                                                   ------------  ------------   ------------         ------------

Balance, March 31, 2008                                              11,443,787        11,444   $ 18,800,000         $    (96,347)
                                                                   ============  ============   ============         ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                                             Total
                                                                        Accumulated       Stockholders'  Comprehensive
                                                                         Deficiency        Deficiency         Loss
                                                                        ------------      ------------   -------------
Balance, January 1, 2006                                                $(19,577,551)     $ (2,269,554)  $    (989,572)
                                                                                                         ==============
Other comprehensive gain - foreign currency translation loss                                   (71,463)        (71,463)
Other comprehensive gain - increase in market value of
  marketable securities                                                                        452,275         452,275

Other

Net loss                                                                  (1,473,425)       (1,473,425)     (1,473,425)
                                                                        ------------      ------------   -------------

Balance, December 31, 2006                                               (21,050,976)       (3,362,167)     (1,092,613)
                                                                                                         =============

Other comprehensive loss - foreign currency translation gain                                    46,099          46,099

Adjustment for redeption of fractional shares

Net loss                                                                    (630,685)         (630,685)       (630,685)
                                                                        ------------      ------------   -------------

Balance, December 31, 2007                                               (21,681,661)       (3,946,753)       (584,586)
                                                                        ============      ============   =============
Other comprehensive loss - foreign currency translation gain                                    80,189          80,189

Exercise of stock options                                                                      900,000              --

Net loss                                                                    (211,183)         (211,183)       (211,183)
                                                                        ------------      ------------   -------------

Balance, March 31, 2008                                                 $(21,892,844)     $ (3,177,747)  $    (130,994)
                                                                        ============      ============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Three Months Ended
                                                                                                 March 31
                                                                                -----------------------------------------
                                                                                       2008                    2007
                                                                                ----------------        -----------------
                                                                                               (Unaudited)
Cash flows from operating activities:
    Net loss                                                                    $      (211,183)        $        (101,464)
    Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
          Depreciation and amortization                                                   18,435                    3,196
    Change in operating assets and liabilities:
       Accounts receivable                                                               (15,310)                  29,679
       Inventories                                                                         5,985                  (12,225)
       Prepaid expenses and other current assets                                          16,931                   (9,292)
       Investment in partnership                                                              --                    1,551
       Other assets                                                                       (4,422)                 (10,706)
       Accounts payable                                                                   25,258                   52,170
       Current portion due to officer                                                      9,000                    9,000
       Accrued interest payable                                                           50,750                   46,603
       Due to officer, net of current portion                                             37,500                   37,500
       Deferred employee benefits                                                            458                       69
                                                                                ----------------        -----------------

Net cash (used in) provided by operating activities                                      (66,598)                  46,081
                                                                                ----------------        -----------------

Cash flows from investing activities:
    Purchase of property and equipment                                                    (4,712)                      --
    Capitalization of intangible assets                                                  (90,604)                 (55,579)
                                                                                ----------------        -----------------

Net cash provided by (used in) investing activities                                      (95,316)                 (55,579)
                                                                                ----------------        -----------------


Effects of changes in exchange rates on cash                                              80,189                    4,983
                                                                                ----------------        -----------------

Increase (decrease) in cash                                                              (81,725)                  (4,515)

Cash, beginning of period                                                                147,681                  287,773
                                                                                ----------------        -----------------

Cash, end of period                                                             $         65,956        $         283,258
                                                                                ================        =================


Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for:
       Interest                                                                 $             --        $              --
                                                                                ================        =================
       Income taxes                                                             $             --        $              --
                                                                                ================        =================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

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

NOTE 2 - LIQUIDITY

   The Company had net losses of approximately $211,200 and $101,500 for the three months ended March 31, 2008 and 2007, respectively and has a negative cash flow from operations of $81,725 and $4,515 for the three months ended March 31, 2008 and 2007, respectfully. Management believes that it is likely that the Company will continue to incur net losses through at least twelve months. The Company also had a working capital deficiency and stockholders' deficiency approximately $1,072,800 and $3,177,700 at March 31, 2008. During 2007, the Company received $200,000 related to the additional issuance of 7% non-convertible notes payable (See Note 5). In addition, the company received the commitment from one of its shareholders to supply the company during 2008 with funds up to $250,000. Management believes that these funds will provide sufficient working capital to operate through 2008.

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

   (A) Basis of Presentation

   The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

   (B) Principal of Consolidation

   The accompanying condensed consolidated financial statements include all of the accounts of Biocoral, Inc. and all of its wholly-owned subsidiaries as of and for the period ended March 31, 2008 and 2007. Cabestan, Inc., 3H "Healthcare and High Biotechnology Innovation, Inc." and Immo Distribution are not operating subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

   (C) Interim Condensed Consolidated Financial Statements

   The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K filed on March 31, 2008. The results of operations for the three-months ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the full year.

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

                                                                              Three Months Ended
                                                                                 March 31,
                                                                       ---------------------------------
                                                                           2008                 2007
                                                                           ----                 ----
Net loss (as reported)                                                 $   (211,183)        $   (101,464)

Deduct : Additional stock based compensation expense under the fair value based method for all awards granted,
    modified or settled during the period, net of related taxes                  --                   --
                                                                       ------------         ------------

Pro forma net loss                                                     $   (211,183)        $   (101,464)
                                                                       ============         ============

Basic, as reported                                                     $      (0.02)        $      (0.01)
                                                                       ============         ============

Basic, pro forma                                                       $      (0.02)        $      (0.01)
                                                                       ============         ============

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

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

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

NOTE 5 - LONG TERM DEBT

   Long-term debt consisted of the following at March 31, 2008 and December 31, 2007:

                                                  March 31,         December 31,
                                                  ---------         ------------
                                                    2008                2007
                                                    ----                ----
                                                (Unaudited)
7% non-convertible promissory notes payable     $  2,900,000       $  2,900,000
            Less current portion                          --                 --
                                                ------------       ------------
                                                $  2,900,000       $  2,900,000
                                                ============       ============


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

   The aggregate maturities of long-term debt at March 31, 2008 are as follows:

                        --------------------------------------------
                        December 31,
                        --------------------------------------------
                            2007                                0,00
                        --------------------------------------------
                            2008                                0,00
                        --------------------------------------------
                            2009                         $ 2,900,000
                        --------------------------------------------
                                                         $ 2,900,000
                        --------------------------------------------

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

NOTE 6 - RELATED PARTY

   As of March 31, 2008, and December 31, 2007, the Company owed its president $233,692 and $1,087,192, respectively, of which $37,500 and $900,000 respectively related to the consulting agreement, the balance of $194,372 and $185,372, respectively related to un-reimbursed travel expenses and $1,820 related to start-up costs. These amounts have been included in due to officer in the accompanying balance sheets as of March 31, 2008 and December 31, 2007. On March 31, 2008 the president exercised the 90,000 of his 100.000 options for common stock of the company at $10 per share for the total amount of $900,000 pursuant to an option granted to him by the company on December 21, 2004. The company was compensated by reducing its obligation to the president by $900,000.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

NOTE 7 -          SEGMENT AND GEOGRAPHIC INFORMATION

   Information about the Company's assets and sales in different geographic locations is as follows:

                                              March 31, 2008   December 31, 2007
                                              --------------   -----------------
                                                (Unaudited)
Total Assets:
     United States                             $    793,593       $    759,467
     France                                         605,066            652,098
                                               ------------       ------------

                                               $  1,398,659       $  1,411,565
                                               ============       ============


   The following shows information about the Company's sales as of March 31, 2008 and 2007:

                                             March 31, 2008     March 31, 2007
                                             --------------     --------------
                               (Unaudited)
Net Sales:
     France                                    $     65,980     $     62,800
     Other European countries                        64,620           48,200
     Others                                          18,636           38,500
                                               ------------     ------------

                                               $    149,236     $    149,500
                                               ============     ============

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


You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and in conjunction with our discussion and analysis in our annual report on Form 10-K for the year ended December 31, 2007 which we filed on March 31, 2008.

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

We owned through our wholly-owned subsidiaries twelve additional patent titles, in various countries in Europe, Switzerland, Canada, Japan, Australia and United States, for various applications and uses of our products, including, among others, osteoporosis remediation, autologous glue and combination with growth factor. As result of these twelve patent titles, we owns, as of date of this report, approximately 166 patents which have thus far been granted by various countries by their official government patent office, including most European Union countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark Office. In addition, we own approximately 53 pending patents applications around the world. The cost of acquisition, expenses incurred on most of our approved patents and on the successful defenses of most of these patents are fully amortized in our subsidiary financial statement and are not included in Intangible Assets in our financial statement.

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

Results of Operation for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007.

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

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $149,200 for the three months ended March 31, 2008, a decrease of approximately $300, or 0.20% from approximately $149,500 for the three months ended March 31, 2007. The net sale in Euros totalled approximately
(euro)97,700 a decrease of approximately (euro)15,900, or 14 %, from approximately (euro)113,600 for the three months ended March 31, 2007. This decrease is attributable only to a decrease in sales of products in the dental surgery area in Korea.

Cost of sales was approximately $116,400 for the three months ended March 31, 2008, an increase of approximately $56,000, or 93%, from approximately $60,400 for the three months ended March 31, 2007. The gross profit percentage for the three months ended March 31, 2008 and 2007 was approximately 22% and 59%, respectively. Costs of sales increase primarily due to reworking of existing inventories to get ready for sale. The decrease in our gross margin during the three months ended March 31, 2008 compare to the three months ended March 31, 2007 was primarily due to increase in our gross margin during the three months ended March 31, 2007 due to the sale of the inventory which had a lower cost.

Research and development expenses were approximately $16,100 for the three months ended March 31, 2008, a decrease of approximately $3,100, or 24%, from approximately $13,000 for the three months ended March 31, 2007. This increase is principally due to increase of our research and development activities in the three months ended March 31, 2008 relating to our development of a new generation of products.

Consulting and professional fees were approximately $67,600 for the three months ended March 31, 2008, an increase of approximately $20,100, or 42% from approximately 47,500for the three months ended March 31, 2007. This increase is principally due to the increase in various professional fees.

Administrative expenses were approximately $85,800 for the three months ended March 31, 2008 an increase of approximately $3,000, or 4%, from approximately $ 82,800 for the three months ended March 31, 2007. The increase was partially attributable of general overhead.

Total other income (expense) was an expense of approximately $55,100 for the three months ended March 31, 2008 an increase in expenses of approximately $11,000, or 25%, from an expense of approximately $44,100 for the three months ended March 31, 2007. This increase resulted primarily from an increase in interest expenses.

As a result of the above, our net loss for the three months ended March 31, 2008 totalled approximately $211,200 or $.02 per share compared to a net loss of approximately $101,500, or $.02 per share for the three months ended March 31, 2007. These losses per share were based on weighted average common shares outstanding of 11,354,787, and 11,353,817 for the three-months ended March 31, 2008 and 2007, respectively.

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying condensed consolidated financial statements, we had net losses of approximately $211,200 and $101,500 for the three months ended March 31, 2008 and, respectively. Management believes that it is likely that we will continue to incur net losses through at least end of 2008. We had a working capital deficiency of approximately 1,072,800 and $615,600 at March 31, 2008 and 2007 respectively. We also had a stockholders' deficiency of approximately $3,177,700 and $3,458,600 at March 31, 2008 and 2007 respectively.

During 2007, we received $200,000 in connection with the issuance of additional new 7% non-convertible promissory notes. In addition, the company received the commitment from one of its shareholders to supply the company during 2008 with funds up to $250,000. Accordingly, management believes that we will have sufficient liquid resources to operate through at least December 31, 2008.

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

The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company's overall exposure for foreign currency at March 31, 2008, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company's balance sheet, net sales, net income or cash flows over a one-year period.

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

Marketable Securities

    A portion of our Euro/Dollar exchange rate exposure arose in prior periods from our investment in marketable securities. We in prior periods classified our investments in marketable securities as available for sale, and those that we intend to hold for more than one year as non-current. Unrealized holding gains and losses are reported as a separate component of stockholders' deficiency, as part of accumulated other comprehensive income (loss), until realized.

During December 2006, we sold all available for sale securities and recorded an actual loss of approximately $433,000.

Item 4. Controls and Procedures

    Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There are no material changes to the risk factors disclosed under Item 1A to
Part I of our Form 10-K for the year ended December 31, 2007 which we filed on March 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2008, we issued an aggregate of 90,000 shares of our common stock upon the exercise by our President of 90,000 options for an aggregate principal amount of $900,000.

We believe that the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder. The recipient of securities in this transaction represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in this transaction. The recipient either received adequate information about us or had adequate access, through its relationships with us, to such information.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)  31   Certifications of Chief Executive Officer and Chief Financial Officer
          Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

During the first quarter of 2008, we filed no current reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 12, 2008

                                          BIOCORAL, INC.


                                             /s/ Nasser Nassiri
                                             ------------------------------
                                             Nasser Nassiri Chairman, CEO,
                                             and Principal Accounting Officer