Form 10-Q
period 2008-06-30
BIOCORAL INC
filed 2008-08-07
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  for the quarterly period ended June 30, 2008

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

                                 |_| Yes |X| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of August 1, 2008 was 11,443,787

                         BIOCORAL, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                                       Page
PART I   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.                                                         1

         CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 (UNAUDITED)
         AND DECEMBER 31, 2007.                                                        1

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS            2
         AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED).

         CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'                 3
         DEFICIENCY AND COMPREHENSIVE LOSS FOR THE SIX MONTHS ENDED JUNE
         30, 2008 (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER 31, 2007 AND
         2006 (RESTATED 2006 ONLY).

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX                   4
         MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED).

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)              5-9

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND               10
         RESLUTS OF OPERATIONS.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                   13

Item 4.  CONTROLS AND PROCEDURES.                                                      13

PART II  OTHER INFORMATION                                                             13

Item 1.  LEGAL PROCEEDINGS.                                                            13

Item 1A. RISK FACTORS.                                                                 13

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.                  14

Item 3.  DEFAULTS UPON SENIOR SECURITIES.                                              14

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                          14

Item 5.  OTHER INFORMATION.                                                            14

Item 6.  EXHIBITS.                                                                     14

SIGNATURES                                                                             15

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS
                                                                        June 30,       December 31,
                                                                          2008             2007
                                                                      ------------     ------------
                                                                      (Unaudited)
Current Assets:
    Cash                                                              $     36,445     $    147,681
    Accounts receivable, net of allowance for doubtful accounts            167,887          138,144
    Inventories                                                            323,557          335,775
    Prepaid expenses and other current assets                               15,572           32,104
                                                                      ------------     ------------
      Total Current Assets                                                 543,461          653,704

Property and equipment, net                                                 29,029           26,748
Restricted cash held in escrow                                              11,049           11,049
Intangible assets, net                                                     767,475          705,496
Other assets                                                                20,881           14,568
                                                                      ------------     ------------

      Total Assets                                                    $  1,371,895     $  1,411,565
                                                                      ============     ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current  Liabilities:
    Accounts payable                                                  $    874,001     $    943,231
    Current portion due to shareholder                                       7,500               --
    Current portion due to officer                                         205,192          187,192
    Accrued interest payable                                               523,212          421,712
                                                                      ------------     ------------

      Total Current Liabilities                                          1,609,905        1,552,135

Due to officer, net of current portion                                      75,000          900,000
Long-term debt, net of current portion                                   3,000,000        2,900,000
Deferred employee benefits                                                   6,621            6,183
                                                                      ------------     ------------
        Total Liabilities                                                4,691,526        5,358,318
                                                                      ------------     ------------

Commitments and contingencies

Stockholders' Deficiency:
    Preferred stock, par value $.001 per share; 1,000,000  shares
      authorized; none issued                                                   --               --
    Common Stock; $.001 par value;  100,000,000 shares authorized;
      11,353,787 shares issued and outstanding December 31, 2007
      11,443,787 shares issued and outstanding June 30, 2008                11,444           11,354
    Additional paid-in capital                                          18,800,000       17,900,090
    Accumulated other comprehensive loss                                   (89,072)        (176,536)
    Accumulated deficiency                                             (22,042,003)     (21,681,661)
                                                                      ------------     ------------

      Total Stockholders' Deficiency                                    (3,319,631)      (3,946,753)
                                                                      ------------     ------------

      Total Liabilities and Stockholders' Deficiency                  $  1,371,895     $  1,411,565
                                                                      ============     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Six Months Ended                 Three Months Ended
                                                         June 30,                          June 30,
                                               -----------------------------      ----------------------------
                                                    2008             2007             2008             2007
                                               ------------     ------------      -----------     ------------
                                                        (Unaudited)                        (Unaudited)
Net sales                                      $    322,658     $    242,776      $   173,422     $     93,276
Cost of sales                                       210,815          124,889           94,438           64,489
                                               ------------     ------------      -----------     ------------

    Gross Profit                                    111,843          117,887           78,984           28,787
                                               ------------     ------------      -----------     ------------

Operating Expenses:
    Research and development                         35,299           26,059           19,200           13,059
    Consulting and professional fees                114,792          111,028           47,235           63,561
    Depreciation and amortization                    54,619           28,437           36,184           25,241
    Administrative expenses                         157,593          142,241           70,778           59,442
                                               ------------     ------------      -----------     ------------

     Total Operating Expenses                       362,303          307,765          173,397          161,303
                                               ------------     ------------      -----------     ------------

    Loss From Operations                           (250,460)        (189,878)         (94,413)        (132,516)
                                               ------------     ------------      -----------     ------------

Other Income (Expense):
    Interest, net                                  (102,081)         (93,097)         (51,424)         (46,546)
    Other                                            (7,801)          (3,311)          (3,322)          (5,760)

     Total Other Income (Expense)                  (109,882)         (96,408)         (54,746)         (52,306)
                                               ------------     ------------      -----------     ------------

Net Loss                                           (360,342)        (286,286)        (149,159)        (184,822)

Provision For Income Taxes                               --               --               --               --
Other Comprehensive Income (Loss):
    Foreign translation gain                         87,464            3,118            7,275           (1,865)
                                               ------------     ------------      -----------     ------------

Comprehensive Loss                             $   (272,878)    $   (283,168)    $   (141,884)    $   (186,687)
                                               ============     ============     ============     ============

Basic and diluted net loss per common share    $      (0.03)    $      (0.03)    $      (0.01)    $      (0.02)
                                               ============     ============     ============     ============

Basic and diluted weighted average number
        of common shares outstanding             11,399,287       11,353,817       11,443,787       11,353,817
                                               ============     ============     ============     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          BIOCORAL, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY AND
   COMPREHENSIVE LOSS FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED) AND
       FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 (RESTATED 2006 ONLY)

                                                                                                   Accumulated
                                                          Common Stock                                Other
                                                 -----------------------------     Additional     Comprehensive
                                                     Shares          Amount      Paid-in Capital       Loss
                                                 ------------     ------------   ---------------  ------------
Balance, January 1, 2006                           11,353,816           11,354      17,900,090    $   (603,447)

Other comprehensive gain - foreign
  currency translation loss                                                                            (71,463)

Other comprehensive gain - increase in market
  value of marketable securities                                                                       452,275

Other                                                       1

Net loss                                                   --               --              --              --
                                                 ------------     ------------    ------------    ------------

Balance, December 31, 2006                         11,353,817           11,354      17,900,090        (222,635)

Other comprehensive loss - foreign currency
  translation gain                                                                                      46,099

Adjustment for redeption of fractional shares             (30)

Net loss                                                   --               --              --              --
                                                 ------------     ------------    ------------    ------------

Balance, December 31, 2007                         11,353,787           11,354      17,900,090        (176,536)

Other comprehensive loss - foreign currency
  translation gain                                                                                      87,464

Exercise of stock options                              90,000               90         899,910

Net loss                                                   --               --              --              --
                                                 ------------     ------------    ------------    ------------

Balance, June 30, 2008                             11,443,787           11,444    $ 18,800,000    $    (89,072)
                                                 ============     ============    ============    ============


                                                                      Total
                                                  Accumulated     Stockholders'    Comprehensive
                                                   Deficiency      Deficiency          Loss
                                                 ------------     ------------     -------------
Balance, January 1, 2006                         $(19,577,551)    $ (2,269,554)    $   (989,572)

Other comprehensive gain - foreign
  currency translation loss                                            (71,463)         (71,463)

Other comprehensive gain - increase in market
  value of marketable securities                                       452,275          452,275

Other

Net loss                                           (1,473,425)      (1,473,425)      (1,473,425)
                                                 ------------     ------------     ------------

Balance, December 31, 2006                        (21,050,976)      (3,362,167)      (1,092,613)
                                                                                   ============
Other comprehensive loss - foreign currency
  translation gain                                                      46,099           46,099

Adjustment for redeption of fractional shares

Net loss                                             (630,685)        (630,685)        (630,685)
                                                 ------------     ------------     ------------

Balance, December 31, 2007                        (21,681,661)      (3,946,753)        (584,586)
                                                                                   ============
Other comprehensive loss - foreign currency
  translation gain                                                      87,464           87,464

Exercise of stock options                                              900,000               --

Net loss                                             (360,342)        (360,342)        (360,342)
                                                 ------------     ------------     ------------

Balance, June 30, 2008                           $(22,042,003)    $ (3,319,631)    $   (272,878)
                                                 ============     ============     ============

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six Months Ended
                                                                         June 30,
                                                               -------------------------
                                                                  2008           2007
                                                               ----------     ----------
                                                                      (Unaudited)
Cash flows from operating activities:
    Net loss                                                   $ (360,342)    $ (286,286)
    Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
        Depreciation and amortization                              54,619         28,437
    Change in operating assets and liabilities:
      Accounts receivable                                         (29,743)        55,273
      Inventories                                                  12,218        (38,488)
      Prepaid expenses and other current assets                    16,532         (3,699)
      Investment in partnership                                        --          3,311
      Other assets                                                 (6,313)       (10,706)
      Accounts payable                                            (69,230)        90,939
      Current portion due to shareholder                            7,500             --
      Current portion due to officer                               18,000         19,819
      Accrued interest payable                                    101,500          9,205
      Due to officer, net of current portion                       75,000         75,000
      Deferred employee benefits                                      438         13,788
                                                               ----------     ----------

Net cash (used in) provided by operating activities              (179,821)       (43,407)
                                                               ----------     ----------
Cash flows from investing activities:
    Purchase of property and equipment                             (4,712)            --
    Capitalization of intangible assets                          (114,167)      (110,909)
                                                               ----------     ----------

Net cash provided by (used in) investing activities              (118,879)      (110,909)
                                                               ----------     ----------

Cash flows from financing activities:
    Proceeds from long-term debt                                  100,000             --
                                                               ----------     ----------

Net cash provided by (used in) financing activities               100,000             --
                                                               ----------     ----------

Effects of changes in exchange rates on cash                       87,464          3,118
                                                               ----------     ----------

Increase (decrease) in cash                                      (111,236)      (151,198)

Cash, beginning of period                                         147,681        287,773
                                                               ----------     ----------

Cash, end of period                                            $   36,445     $  136,575
                                                               ==========     ==========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for:
      Interest                                                 $       --     $       --
                                                               ==========     ==========
    Income taxes                                               $       --     $       --
                                                               ==========     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)

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

NOTE 2 - LIQUIDITY

      The Company had net losses of approximately $360,300 and $286,300 for the six months ended June 30, 2008 and 2007, respectively and has a negative cash flow from operations of $179,821 and $43,407 for the six months ended June 30, 2008 and 2007, respectively. Management believes that it is likely that the Company will continue to incur net losses through at least twelve months. The Company also had a working capital deficiency and stockholders' deficiency approximately $1,066,444 and $3,319,631 at June 30, 2008. During 2007 and 2008, the Company received approximately the total amount of $300,000 in connection to issuance of additional 7% non-convertible notes payable (See Note 4). In addition, the company received the commitment from one of its shareholders to supply the company during 2008 with funds up to $250,000. Management believes that these funds will provide sufficient working capital to operate through 2008.

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      (A) Basis of Presentation

      The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

      (B) Principal of Consolidation

      The accompanying condensed consolidated financial statements include all of the accounts of Biocoral, Inc. and all of its wholly-owned subsidiaries as of and for the period ended June 30, 2008 and 2007. Cabestan, Inc., 3H "Healthcare and High Biotechnology Innovation, Inc." and Immo Distribution are not operating subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      (C) Interim Condensed Consolidated Financial Statements

      The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K filed on March 31, 2008. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year.

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

                                                                               Six months ended
                                                                                   June, 30
                                                                            ----------------------

                                                                               2008         2007
                                                                               ----         ----
      Net loss (as reported)                                                $(360,342)   $(286,286)

      Deduct : Additional stock based compensation expense
         under the fair value based method for all awards granted,
          modified or settled during the period, net of related taxes              --           --
                                                                            ---------    ---------

      Pro forma net loss                                                    $(360,342)   $(286,286)
                                                                            =========    =========

      Basic, as reported                                                    $   (0.03)   $   (0.03)
                                                                            =========    =========

      Basic, pro forma                                                      $   (0.03)     %(0.03)
                                                                            =========    =========

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)

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

NOTE 4 - LONG TERM DEBT

      Long-term debt consisted of the following at June 30, 2008 and December 31, 2007:

                                                       June 30,     December 31,
                                                        2008           2007
                                                     ------------   ------------
                                                     (Unaudited)
       7% non-convertible promissory notes payable   $  3,000,000   $  2,900,000

       Less current portion                                    --             --
                                                     ------------   ------------
                                                     $  3,000,000   $  2,900,000
                                                     ============   ============

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)

NOTE 4 - LONG TERM DEBT (continued)

      During 2007 the Company issued the 7% non-convertible promissory notes payable in the aggregate principal amount of $200,000 to "accredited investors" through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933 increasing the outstanding amount of new 7% non-convertible promissory notes payable to $2,900,000.

      During 2008 the Company received from one of its shareholders the amount of $50,000 with the request to add this amount to the previous amount of $50,000 which was advanced by him to the Company during 2007 as a short-term loan, and issuance of an additional 7% non-convertible promissory notes payable in the aggregate principal amount of $100,000. As result of this event, during 2nd quarter 2008, the Company issued the additional 7% non-convertible promissory notes payable in the aggregate principal amount of $100,000 to "accredited investors" through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933 increasing the outstanding amount of new 7% non-convertible promissory notes payable to $3,000,000.

      The aggregate maturities of long-term debt at June 30, 2008 are as follows:

                         December 31,
                             2007                        0,00
                             2008                        0,00
                             2009                 $ 3,000,000
                                                  -----------

                                                  $ 3,000,000
                                                  ===========

      The Company's 7% Non-Convertible Promissory Notes are due on December 31, 2009. The Company may at any time at it sole option, prepay in whole or in part the principal amount without penalty, plus accrued interest to the date of prepayment, of all outstanding 7% Non-Convertible Promissory Notes, upon 30 days' written notice by certified or registered mail to the registered holder or holders of all outstanding 7% Non-Convertible
      Promissory Notes. Such notices shall be mailed to note holders at their address last appearing on the company's books. All payments related to the 7% Non-Convertible Promissory Notes shall be made to holder or holders in United States funds.

NOTE 5 - STOCK OPTION PLAN

      The company issued 200,000 stock option contracts in December 21, 2004. A summary of the Company's stock option activity since the years ended December 31, 2007 is as follows:

           -----------------------------------------------------------------
                                                      Common Stock
           -----------------------------------------------------------------
                                                 Shares    Weighted average
                                                            Exercise Price
           -----------------------------------------------------------------
           Outstanding, December 31, 2007       200,000        $ 10.00
           -----------------------------------------------------------------
           Exercised                             90,000        $ 10.00
           -----------------------------------------------------------------
           Outstanding, June 30, 2008           110,000        $ 10.00
           -----------------------------------------------------------------

      On March 31 2008 the president exercised the 90,000 of his 100,000 options for common stock of the company at $10 per share for the total amount of $900,000. The company was compensated by reducing its obligation to the president by $900,000.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)

NOTE 5 - STOCK OPTION PLAN (continued)

      The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of the Company's stock options outstanding is as follows:

    -------------------------------------------------------------------------------------------------------
                           Options Outstanding as of June 30, 2008              Options Exercisable
    -------------------------------------------------------------------------------------------------------
                                      Weighted- Average     Weighted-                        Weighted-
                                          Remaining          Average                          Average
                         Number          Contractual        Exercise          Number          Exercise
    Exercise Prices    Outstanding          Life              Price         Exercisable        Price
    -------------------------------------------------------------------------------------------------------
        $ 10.00          110,000             1.5             $ 10.00          110,000         $ 10.00
    -------------------------------------------------------------------------------------------------------

NOTE 6 - SEGMENT AND GEOGRAPHIC INFORMATION

      Information about the Company's assets and sales in different geographic locations is as follows:

                                               June 30,       December 31,
                                                 2008            2007
                                              ----------     -------------
                                              (Unaudited)
      Total Assets:
        United States                         $  786,689     $     759,467
        France                                   585,206           652,098
                                              ----------     -------------

                                              $1,371,895     $   1,411,565
                                              ==========     =============

      The following shows information about the Company's sales as of June 30, 2008 and 2007:

                                        Six Months Ended        Three Months Ended
                                             June 30                 June 30
                                           (Unaudited)              (Unaudited)
                                         2008        2007        2008        2007
                                       --------------------------------------------
      Net Sales:
           France                      $116,400    $110,700    $ 50,420    $ 47,900
           Other European countries     183,300      92,200     118,680      44,000
           Others                        23,000      39,900       4,364       1,400
                                       --------------------    --------------------

                                       $322,700    $242,800    $173,464    $ 93,300
                                       ====================    ====================

NOTE 7 - RELATED PARTY

      As of June 30, 2008, and December 31, 2007, the Company owed its president $280,192 and $1,087,192, respectively, of which $75,000 and $900,000 respectively related to the consulting agreement, the balance of $203,372 and $185,372, respectively, related to un-reimbursed travel expenses and $1,820 related to start up costs. These amounts have been included in due to officer in the accompanying balance sheets as of June 30, 2008 and December 31, 2007. On March 31 2008 the president exercised the 90,000 of his 100,000 options for common stock of the company at $10 per share for the total amount of $900,000 pursuant to an option granted to him by the company on December 21, 2004. The company was compensated by reducing its obligation to the president by $900,000.

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

            Summary of Significant Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, property and equipment, stock based compensation and contingencies. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The assumptions and bases for estimates used in preparing our consolidated financial statements are set forth as significant accounting policies in Note 3 of the notes to the condensed consolidated financial statements included in this quarterly report and are summarized below:

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

We owned through our wholly-owned subsidiaries twelve additional patent titles, in various countries in Europe, Switzerland, Canada, Japan, Australia and United States, for various applications and uses of our products, including, among others, osteoporosis remediation, autologous glue and combination with growth factor. As result of these twelve patent titles, we own more than 200 patent applications around the world most of which have thus far been granted by various countries by their official government patent office, including most European Union countries, Switzerland, Canada, Japan, Australia, and in the United States by the US Department of Commerce Patent and Trademark Office. The cost of acquisition, expenses incurred on most of our approved patents and on the successful defenses of most of these patents are fully amortized in our subsidiary financial statement and are not included in Intangible Assets in our financial statement.

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

Results of Operation for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007.

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

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $322,700 for the six months ended June 30, 2008, an increase of approximately $79,900, or 33%, from approximately $242,800 for the six months ended June 30, 2007. This increase is partially attributable to an increase in sales of products in the orthopaedic surgery area in export during the second quarter 2008 and is partially due to the fluctuating exchange rates between Euro and US Dollar.

Cost of sales was approximately $210,800 for the six months ended June 30, 2008, an increase of approximately $85,900, or 69%, from approximately $124,900 for the six months ended June 30, 2007. The gross profit percentage for the six months ended June 30, 2008 and 2007 was approximately 35% and 49%, respectively. Costs of sales increased primarily due to the increase in our revenues for the second quarter. The decrease in our gross margin during the six months ended June 30, 2008 was due primarily to the sale of the inventory during that period which had a higher cost when compared to the prior year.

Research and development expenses were approximately $35,300 for the six months ended June 30, 2008, an increase of approximately $9,200, or 35%, from approximately $26,100 for the six months ended June 30, 2007. This increase is principally due to the fluctuating exchange rates between Euro and US Dollar.

Consulting and professional fees were approximately $114,800 for the six months ended June 30, 2008, an increase of approximately $3,800, or 3%, from approximately $111,000 for the six months ended June 30, 2007. This increase is due to the fluctuating exchange rates between Euro and US Dollar, as well as a decrease in costs in real terms.

Administrative expenses were approximately $157,600 for the six months ended June 30, 2008 an increase of approximately $15,400 or 11 %, from approximately $142,200 for the six months ended June 30, 2007. The increase was principally due to the fluctuating exchange rates between Euro and US Dollar

Total other income (expense) was an expense of approximately $(109,900) for the six months ended June 30, 2008 an increase of approximately $13,500 or 14%, from an expense of approximately $(96,400) for the six months ended June 30, 2007. This increase resulted primarily from an increase in interest expense on our notes payable.

As a result of the above, our net loss for the six months ended June 30, 2008 totalled approximately $360,300 or $.03 per share compared to a net loss of approximately $286,300 or $.03 per share for the six months ended June 30, 2007. These losses per share were based on weighted average common shares outstanding of 11,399,287, and 11,353,817 for the six months ended June 30, 2008 and 2007, respectively.

Results of Operation for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007.

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $173,400 for the three months ended June 30, 2008, an increase of approximately $80,100, or 86%, from approximately $93,300 for the three months ended June 30, 2007. This increase is partially attributable to an increase in sales of products in the orthopaedic surgery area in export during the second quarter 2008 and is partially due to the fluctuating exchange rates between Euro and US Dollar.

Cost of sales was approximately $94,400 for the three months ended June 30, 2008, an increase of approximately $29,900 or 46%, from approximately $64,500 for the three months ended June 30, 2007. The gross profit percentage for the six months ended June 30, 2008 and 2007 was approximately 46% and 31%, respectively.

Research and development expenses were approximately $19,200 for the three months ended June 30, 2008, an increase of approximately $6,200 or 48% from approximately $13,000 for the three months ended June 30, 2007. This increase is principally due to the operating cost of the subsidiary in charge of research and development and partially due to the fluctuating exchange rates between Euro and US Dollar.

Consulting and professional fees were approximately $47,200 for the three months ended June 30, 2008, a decrease of approximately $16,300 or 26%, from approximately $63,500 for the three months ended June 30, 2007. This decrease is principally due to a decrease in general overhead.

Administrative expenses were approximately $70,800 for the three months ended June 30, 2008, an increase of approximately $11,400, or 19%, from approximately $59,400 for the three months ended June 30, 2007. This increase was primarily due to an increase in various administrative expenses and secondly due to the fluctuating exchange rates between Euro and US Dollar.

Total other income (expense) was a net expense of approximately $(54,700) for the three months ended June 30, 2008, an increase of approximately $2,400, or 5%, from an expense of approximately $(52,300) for the three months ended June 30, 2007. This increase is due to the fluctuating exchange rates between Euro and US Dollar.

As a result of the above, our net loss for the three months ended June 30, 2008 totalled approximately $149,200 or $.01 per share, compared to a net loss of approximately $184,800 or $.02 per share for the three months ended June 30, 2007. These losses per share were based on weighted average common shares outstanding of 11,443,787, and 11,353,817 for the three months ended June 30, 2008 and 2007, respectively.

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying condensed consolidated financial statements, we had net losses of approximately $360,300 and $286,300 for the six months ended June 30, 2008 and 2007, respectively. Management believes that it is likely that we will continue to incur net losses through at least end of 2008. We had a working capital deficiency of approximately 1,066,400 and $779,400 at June 30, 2008 and 2007 respectively. We also had a stockholders' deficiency of approximately $3,319,600 and $3,645,300 at June 30, 2008 and 2007 respectively.

During 2007 and 2008, the Company received $300,000 in connection to issuance of additional 7% non-convertible notes payable (See Note 4). In addition, the company received the commitment from one of its shareholders to supply the company during 2008 with funds up to $250,000. Management believes that these funds will provide sufficient working capital to operate through 2008.

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

The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company's overall exposure for foreign currency at June 30, 2008, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company's balance sheet, net sales, net income or cash flows over a one-year period.

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

Item 4. Controls and Procedures

      Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There are no material changes to the risk factors disclosed under Item 1A to
Part I of our Form 10-K for the year ended December 31, 2007 which we filed on March 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2008, the Company issued the additional 7% non-convertible promissory notes payable in the aggregate principal amount of $100,000 to "accredited investors" through a private placement increasing the outstanding amount of new 7% non-convertible promissory notes payable to $3,000,000. (See Note 4)

We believe that the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder.
The recipient either received adequate information about us or had adequate access, through its relationships with us, to such information

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
            Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K:

During the second quarter of 2008, we filed no current reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2008

                                             BIOCORAL, INC.

                                             /s/ Nasser Nassiri
                                             ------------------
                                             Nasser Nassiri, Chairman, CEO
                                             and Principal Accounting Officer