Form 10-Q
period 2008-09-30
BIOCORAL INC
filed 2008-11-10
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2008

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

                                                               |_| Yes  |X| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of November 7, 2008 was 11,443,787

                         BIOCORAL, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                                    Page
PART I    FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS                                                      1

          CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2008            1
          (UNAUDITED) AND DECEMBER 31, 2007

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS       2
           AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'             3
          DEFICIENCY AND COMPREHENSIVE LOSS FOR THE NINE MONTHS ENDED
          SEPTEMBER 30, 2008 (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER
          31, 2007 AND 2006 (RESTATED 2006 ONLY)

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS       4
          ENDED SEPTEMBER 30, 2008 AND 2007 (UNAUDITED)

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)          5-10

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESLUTS OF OPERATION                                                      11

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.               14

Item 4.   CONTROLS AND PROCEDURES.                                                  14

PART II   OTHER INFORMATION                                                         14

Item 1.   LEGAL PROCEEDINGS                                                         14

Item 1A.  RISK FACTORS                                                              14

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS               15

Item 3.   DEFAULTS UPON SENIOR SECURITIES                                           15

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       15

Item 5.   OTHER INFORMATION                                                         15

Item 6.   EXHIBITS                                                                  15

          SIGNATURES                                                                16

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                        September 30,        December 31,
                                                                            2008                 2007
                                                                       --------------       --------------
                                                                         (Unaudited)
Current Assets:
   Cash                                                                $       55,892       $      147,681
   Accounts receivable, net of allowance for doubtful accounts                138,680              138,144
   Inventories                                                                294,193              335,775
   Prepaid expenses and other current assets                                   11,175               32,104
                                                                       --------------       --------------

     Total Current Assets                                                     499,940              653,704

Property and equipment, net                                                    22,767               26,748
Restricted cash held in escrow                                                 11,049               11,049
Intangible assets, net                                                        792,794              705,496
Other assets                                                                   19,115               14,568
                                                                       --------------       --------------

     Total Assets                                                      $    1,345,665       $    1,411,565
                                                                       ==============       ==============

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current  Liabilities:
   Accounts payable                                                    $      818,600       $      943,231
   Short-term borrowings                                                       19,846                   --
   Current portion due to shareholder                                          73,500                   --
   Current portion due to officer                                             216,012              187,192
   Accrued interest payable                                                   575,712              421,712
                                                                       --------------       --------------

     Total Current Liabilities                                              1,703,670            1,552,135

Due to officer, net of current portion                                        112,500              900,000
Long-term debt, net of current portion                                      3,000,000            2,900,000
Deferred employee benefits                                                      6,007                6,183
                                                                       --------------       --------------

       Total Liabilities                                                    4,822,177            5,358,318
                                                                       --------------       --------------

Commitments and contingencies

Stockholders' Deficiency:
   Preferred stock, par value $.001 per share; 1,000,000  shares
     authorized; none issued                                                       --                   --
   Common Stock; $.001 par value;  100,000,000 shares authorized;
     11,353,787 shares issued and outstanding December 31, 2007
     11,443,787 shares issued and outstanding September 30, 2008               11,444               11,354
   Additional paid-in capital                                              18,800,000           17,900,090
   Accumulated other comprehensive loss                                       (82,459)            (176,536)
   Accumulated deficiency                                                 (22,205,497)         (21,681,661)
                                                                       --------------       --------------

     Total Stockholders' Deficiency                                        (3,476,512)          (3,946,753)
                                                                       --------------       --------------

     Total Liabilities and Stockholders' Deficiency                    $    1,345,665       $    1,411,565
                                                                       ==============       ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Nine Months Ended                     Three Months Ended
                                                         September 30,                          September 30,
                                                 -------------------------------       -------------------------------
                                                      2008               2007              2008                2007
                                                 ------------       ------------       ------------       ------------
                                                            (Unaudited)                         (Unaudited)
Net sales                                        $    407,491       $    347,900         $ 84,83300        $ 105,12433
Cost of sales                                         272,764            165,263             61,949             40,374
                                                 ------------       ------------       ------------       ------------

   Gross Profit                                       134,727            182,637             22,884             64,750
                                                 ------------       ------------       ------------       ------------

Operating Expenses:
   Research and development                            46,459             39,899             11,160             13,840
   Consulting and professional fees                   162,265            159,513             47,473             48,485
   Depreciation and amortization                       57,385             44,725             19,458             16,288
   Administrative expenses                            227,921            232,773             70,328             90,532
                                                 ------------       ------------       ------------       ------------

     Total Operating Expenses                         494,030            476,910            148,419            169,145
                                                 ------------       ------------       ------------       ------------

   Loss From Operations                              (359,303)          (294,273)          (125,535)          (104,395)
                                                 ------------       ------------       ------------       ------------

Other Income (Expense):
   Interest, net                                     (156,809)          (142,148)           (54,728)           (49,051)
   Other                                               (7,724)           (12,574)                77             (9,263)
                                                 ------------       ------------       ------------       ------------

     Total Other Income (Expense)                    (164,533)          (154,722)           (54,651)           (58,314)
                                                 ------------       ------------       ------------       ------------

Net Loss                                             (523,836)          (448,995)          (180,186)          (162,709)

Provision For Income Taxes                                 --                 --                 --                 --
Other Comprehensive Income (Loss):
   Foreign translation gain                            94,077             21,095             23,305             17,977
                                                 ------------       ------------       ------------       ------------

Comprehensive Loss                               $   (429,759)      $   (427,900)      $   (156,881)      $   (144,732)
                                                 ============       ============       ============       ============

Basic and diluted net loss per common share      $      (0.05)      $      (0.04)      $      (0.02)      $      (0.01)
                                                 ============       ============       ============       ============

Basic and diluted weighted average number
   of common shares outstanding                    11,414,120         11,353,817         11,443,787         11,353,817
                                                 ============       ============       ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          BIOCORAL, INC. AND SUBSIDIARY
    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                             AND COMPREHENSIVE LOSS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED) AND
       FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 (RESTATED 2006 ONLY)


                                                                           Accumulated
                                       Common Stock          Additional       Other                        Total
                                 -------------------------     Paid-in    Comprehensive  Accumulated   Stockholders'  Comprehensive
                                    Shares        Amount       Capital         Loss      Deficiency     Deficiency        Loss
                                 -----------   -----------   -----------  -------------  -----------   -------------  ------------
Balance, January 1, 2006          11,353,816        11,354    17,900,090   $  (603,447)  $(19,577,551)  $(2,269,554)   $  (989,572)

Other comprehensive gain -
  foreign currency
  translation loss                                                             (71,463)                     (71,463)       (71,463)

Other comprehensive gain -

  of marketable securities                                                     452,275                      452,275        452,275

Other                                      1

Net loss                                  --            --            --            --    (1,473,425)    (1,473,425)    (1,473,425)
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2006        11,353,817        11,354    17,900,090      (222,635)  (21,050,976)    (3,362,167)    (1,092,613)
                                                                                                                       ===========

Other comprehensive loss -
  foreign currency translation
  gain                                                                          46,099                       46,099         46,099

Adjustment for redeption of
  fractional shares                      (30)

Net loss                                  --            --            --            --      (630,685)      (630,685)      (630,685)
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2007        11,353,787        11,354    17,900,090      (176,536)  (21,681,661)    (3,946,753)      (584,586)
                                                                                                                       ===========

Other comprehensive loss -
  foreign currency translation
  gain                                                                          94,077                       94,077         94,077

Exercise of stock options             90,000            90       899,910                                    900,000             --

Net loss                                  --            --            --            --      (523,836)      (523,836)      (523,836)
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance, September 30, 2008       11,443,787        11,444   $18,800,000   $   (82,459)  $(22,205,497)  $(3,476,512)   $  (429,759)
                                 ===========   ===========   ===========   ===========   ===========    ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Nine Months Ended
                                                                         September 30,
                                                                 -----------------------------
                                                                     2008              2007
                                                                 -----------       -----------
                                                                        (Unaudited)
Cash flows from operating activities:
    Net loss                                                     $  (523,836)      $  (448,995)
    Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
        Depreciation and amortization                                 57,385            44,725
    Change in operating assets and liabilities:
      Accounts receivable                                               (536)           38,942
      Inventories                                                     41,582           (63,149)
      Prepaid expenses and other current assets                       20,929            13,494
      Investment in partnership                                           --             4,162
      Other assets                                                    (4,547)          (10,706)
      Accounts payable                                              (124,631)          129,467
      Short-term borrowings                                           19,846                --
      Current portion due to shareholder                              73,500                --
      Current portion due to officer                                  28,820           (10,925)
      Accrued interest payable                                       154,000            58,321
      Due to officer, net of current portion                         112,500           112,500
      Deferred employee benefits                                        (176)              424
                                                                 -----------       -----------

Net cash (used in) provided by operating activities                 (145,164)         (131,740)
                                                                 -----------       -----------

Cash flows from investing activities:
    Purchase of property and equipment                                (4,712)               --
    Capitalization of intangible assets                             (135,990)         (176,761)
                                                                 -----------       -----------

Net cash provided by (used in) investing activities                 (140,702)         (176,761)
                                                                 -----------       -----------

Cash flows from financing activities:
    Proceeds from long-term debt                                     100,000           100,000
                                                                 -----------       -----------

Net cash provided by (used in) financing activities                  100,000           100,000
                                                                 -----------       -----------

Effects of changes in exchange rates on cash                          94,077            21,095
                                                                 -----------       -----------

Increase (decrease) in cash                                          (91,789)         (187,406)

Cash, beginning of period                                            147,681           287,773
                                                                 -----------       -----------

Cash, end of period                                              $    55,892       $   100,367
                                                                 ===========       ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for:
      Interest                                                   $        --       $        --
                                                                 ===========       ===========
      Income taxes                                               $        --       $        --
                                                                 ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)

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

NOTE 2 - LIQUIDITY

      The Company had net losses of approximately $523,800 and $449,000 for the nine months ended September 30, 2008 and 2007, respectively and has a negative cash flow from operations of $145,164 and $131,740 for the nine months ended September 30, 2008 and 2007, respectively. Management believes that it is likely that the Company will continue to incur net losses through at least twelve months. The Company also had a working capital deficiency and stockholders' deficiency approximately $1,203,730 and $3,476,512 at September 30, 2008. During 2007 and 2008, the Company received approximately the total amount of $300,000 in connection to issuance of additional 7% non-convertible notes payable (See Note 4). In addition, the company received a commitment from one of its shareholders to supply the company during 2008 with funds up to $250,000. During 2nd and 3rd quarter of 2008, the company also received short-term loans of $7,500 and $66,000 respectively, from its shareholders (See Note 4). Management believes that these funds will provide sufficient working capital to operate through 2008.

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

      (A) Basis of Presentation

      The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

      (B) Principal of Consolidation

      The accompanying condensed consolidated financial statements include all of the accounts of Biocoral, Inc. and all of its wholly-owned subsidiaries as of and for the period ended September 30, 2008 and 2007. Cabestan, Inc., 3H "Healthcare and High Biotechnology Innovation, Inc." and Immo
      Distribution are not operating subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)

NOTE 3 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

      (C) Interim Condensed Consolidated Financial Statements

      The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K filed on March 31, 2008. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year.

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

                                                                                  Nine months ended
                                                                                     September, 30
                                                                          ---------------------------------
                                                                               2008               2007
                                                                               ----               ----
      Net loss (as reported)                                              $    (523,836)      $    (448,995)

      Deduct: Additional stock based compensation expense
         under the fair value based method for all awards granted,
         modified or settled during the period, net of related taxes                 --                  --
                                                                          -------------       -------------

      Pro forma net loss                                                  $    (523,836)      $    (448,995)
                                                                          =============       =============

      Basic, as reported                                                  $       (0.05)      $       (0.04)
                                                                          =============       =============

      Basic, pro forma                                                    $       (0.05)      $       (0.04)
                                                                          =============       =============

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)

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

NOTE 4 - LONG TERM DEBT

      Long-term debt consisted of the following at September 30, 2008 and December 31, 2007:

                                                             September 30,       December 31,
                                                                 2008                2007
                                                             -------------      -------------
                                                                       (Unaudited)
            7% non-convertible promissory notes payable      $   3,000,000      $   2,900,000

            Less current portion                                        --                 --
                                                             -------------      -------------
                                                             $   3,000,000      $   2,900,000
                                                             =============      =============

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)

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

      During 2008 the Company received from one of its shareholders the amount of $50,000 with the request to add this amount to the previous amount of $50,000 which was advanced by him to the Company during 2007 as a short-term loan, and issuance of an additional 7% non-convertible promissory notes payable in the aggregate principal amount of $100,000. As result of this event, during 2nd quarter 2008, the Company issued the additional 7% non-convertible promissory notes payable in the aggregate principal amount of $100,000 to "accredited investors" through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933 increasing the outstanding amount of new 7% non-convertible promissory notes payable to $3,000,000. During 2nd and 3rd quarter of 2008, the company also received short-term loans of $7,500 and $66,000 respectively, from its shareholder. These short-term loans may be converted into new non-convertible promissory notes if the company approves the issuance of additional of new non-convertible promissory notes.

      The aggregate maturities of long-term debt at September 30, 2008 are as follows:

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

NOTE 5 - STOCK OPTION PLAN

      The company issued 200,000 stock option contracts in December 21, 2004. A summary of the Company's stock option activity since the years ended December 31, 2007 is as follows:

           ---------------------------------------------------------------------
                                                         Common Stock
           ---------------------------------------------------------------------
                                                                Weighted average
                                                     Shares       Exercise Price
           ---------------------------------------------------------------------
           Outstanding, December 31, 2007          200,000              $ 10.00
           ---------------------------------------------------------------------
           Exercised                                90,000              $ 10.00
           ---------------------------------------------------------------------
           Outstanding, September 30, 2008         110,000              $ 10.00
           ---------------------------------------------------------------------

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)

NOTE 5 - STOCK OPTION PLAN (continued)

      On March 31, 2008 the president exercised the 90,000 of his 100,000 options for common stock of the company at $10 per share for the total amount of $900,000. The company was compensated by reducing its obligation to the president by $900,000.

      The fair value of the option grant is estimated on the date of grant using the Black-Scholes option-pricing model. A summary of the Company's stock options outstanding is as follows:

           -------------------------------------------------------------------------------------------------------
                               Options Outstanding as of September 30, 2008            Options Exercisable
           -------------------------------------------------------------------------------------------------------
                                                 Weighted-
                                                  Average          Weighted-                        Weighted-
                                                 Remaining          Average                          Average
                                Number          Contractual        Exercise          Number          Exercise
           Exercise Prices    Outstanding          Life              Price         Exercisable        Price
           -------------------------------------------------------------------------------------------------------
               $ 10.00          110,000            1.25             $ 10.00          110,000         $ 10.00
           -------------------------------------------------------------------------------------------------------

NOTE 6 - SEGMENT AND GEOGRAPHIC INFORMATION

      Information about the Company's assets and sales in different geographic locations is as follows:

                                                          September 30,       December 31,
                                                              2008                2007
                                                          -------------      -------------
                                                                     (Unaudited)
      Total Assets:
        United States                                     $     827,450      $     759,467
        France                                                  518,215            652,098
                                                          -------------      -------------

                                                          $   1,345,665      $   1,411,565
                                                          =============      =============

      The following shows information about the Company's sales as of September 30, 2008 and 2007:

                                              Nine Months Ended             Three Months Ended
                                                 September 30                  September 30
                                                 (Unaudited)                   (Unaudited)
                                             2008           2007            2008            2007
                                         ----------------------------------------------------------
      Net Sales:
           France                        $  166,000      $  164,400      $   49,600      $   53,700
           Other European countries         217,000         128,000          33,700          35,800
           Others                            24,500          55,500           1,500          15,600
                                         --------------------------      --------------------------

                                         $  407,500      $  347,900      $   84,800      $  105,100
                                         ==========================      ==========================

                         BIOCORAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)

NOTE 7 - RELATED PARTY

      As of September 30, 2008, and December 31, 2007, the Company owed its president $328,512 and $1,087,192, respectively, of which $112,500 and $900,000 respectively related to the consulting agreement, the balance of $214,192 and $185,372, respectively, related to un-reimbursed travel expenses and $1,820 related to start up costs. These amounts have been included in due to officer in the accompanying balance sheets as of September 30, 2008 and December 31, 2007. On March 31 2008 the president exercised the 90,000 of his 100,000 options for common stock of the company at $10 per share for the total amount of $900,000 pursuant to an option granted to him by the company on December 21, 2004. The company was compensated by reducing its obligation to the president by $900,000.

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

Results of Operation for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007.

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

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $407,500 for the nine months ended September 30, 2008, an increase of approximately $59,600, or 17%, from approximately $347,900 for the nine months ended September 30, 2007. This increase is partially attributable to an increase in sales of products in the orthopaedic surgery area in export during the second quarter 2008 and is partially due to the fluctuating exchange rates between Euro and US Dollar.

Cost of sales was approximately $272,800 for the nine months ended September 30, 2008, an increase of approximately $107,500, or 65%, from approximately $165,300 for the nine months ended September 30, 2007. The gross profit percentage for the nine months ended September 30, 2008 and 2007 was approximately 33% and 52%, respectively. Costs of sales increased primarily due to the increase in our revenues for the second quarter. The decrease in our gross margin during the nine months ended September 30, 2008 was due primarily to the sale of the inventory during that period which had a higher cost when compared to the prior year.

Research and development expenses were approximately $46,500 for the nine months ended September 30, 2008, an increase of approximately $6,600, or 17%, from approximately $39,900 for the nine months ended September 30, 2007. This increase is principally due to the fluctuating exchange rates between Euro and US Dollar.

Consulting and professional fees were approximately $162,300 for the nine months ended September 30, 2008, an increase of approximately $2,800, or 2%, from approximately $159,500 for the nine months ended September 30, 2007. This increase is due to the fluctuating exchange rates between Euro and US Dollar, as well as a decrease in costs in real terms.

Administrative expenses were approximately $227,900 for the nine months ended September 30, 2008 a decrease of approximately $4,900 or 2 %, from approximately $232,800 for the nine months ended September 30, 2007. This decrease was due to a decrease in various administrative expenses.

Total other income (expense) was an expense of approximately $(164,500) for the nine months ended September 30, 2008 an increase of approximately $9,800 or 6%, from an expense of approximately $(154,700) for the nine months ended September 30, 2007. This increase resulted primarily from an increase in interest expense on our notes payable and secondarily was due to the fluctuating exchange rates between Euro and US Dollar.

As a result of the above, our net loss for the nine months ended September 30, 2008 totalled approximately $523,800 or $.05 per share compared to a net loss of approximately $449,000 or $.04 per share for the nine months ended September 30, 2007. These losses per share were based on weighted average common shares outstanding of 11,414,120 and 11,353,817 for the nine months ended September 30, 2008 and 2007, respectively.

Results of Operation for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007.

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $84,800 for the three months ended September 30, 2008, a decrease of approximately $20,300, or 19%, from approximately $105,100 for the three months ended September 30, 2007. This decrease is partially attributable to a decrease in sales of products in the orthopaedic surgery area in export out of Europe during the third quarter 2008 and is partially due to the fluctuating exchange rates between Euro and US Dollar.

Cost of sales was approximately $62,000 for the three months ended September 30, 2008, an increase of approximately $21,600 or 53%, from approximately $40,400 for the three months ended September 30, 2007. The gross profit percentage for the nine months ended September 30, 2008 and 2007 was approximately 27% and 62%, respectively. This increase is partially attributable to the sale of the inventory during that period which had a higher cost when compared to the prior year and is partially due to the fluctuating exchange rates between Euro and US Dollar.

Research and development expenses were approximately $11,200 for the three months ended September 30, 2008, a decrease of approximately $2,600 or 19% from approximately $13,800 for the three months ended September 30, 2007. This decrease is principally due to decrease of the operating cost of the subsidiary in charge of research and development.

Consulting and professional fees were approximately $47,500 for the three months ended September 30, 2008, a decrease of approximately $1000 or 2%, from approximately $48,500 for the three months ended September 30, 2007. This decrease is principally due to a decrease in general overhead.

Administrative expenses were approximately $70,300 for the three months ended September 30, 2008, a decrease of approximately $20,200, or 22%, from approximately $90,500 for the three months ended September 30, 2007. This decrease was due to a decrease in various administrative expenses

Total other income (expense) was a net expense of approximately $(54,700) for the three months ended September 30, 2008, a decrease of approximately $3,600, or 6 %, from an expense of approximately $(58,300) for the three months ended September 30, 2007. This decrease is principally due to the contingency provision incurred in last year period which is not present in the current period.

As a result of the above, our net loss for the three months ended September 30, 2008 totalled approximately $180,200 or $.02 per share, compared to a net loss of approximately $162,700 or $.01 per share for the three months ended September 30, 2007. These losses per share were based on weighted average common shares outstanding of 11,443,787 and 11,353,817 for the three months ended September 30, 2008 and 2007, respectively.

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying condensed consolidated financial statements, we had net losses of approximately $523,800 and $449,000 for the nine months ended September 30, 2008 and 2007, respectively. Management believes that it is likely that we will continue to incur net losses through at least end of 2008. We had a working capital deficiency of approximately 1,203,730 and $848,700 at September 30, 2008 and 2007 respectively. We also had a stockholders' deficiency of approximately $3,476,500 and $3,790,067 at September 30, 2008 and 2007 respectively.

The company received a commitment from one of its shareholders to supply the company during 2008 with funds up to $250,000. During 2nd and 3rd quarter of 2008, the company received short-term loans of $7,500 and $66,000 respectively, from its shareholders. Management believes that these funds will provide sufficient working capital to operate through 2008.

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

The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company's overall exposure for foreign currency at September 30, 2008, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company's balance sheet, net sales, net income or cash flows over a one-year period.

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

Item 4. Controls and Procedures

      Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There are no material changes to the risk factors disclosed under Item 1A to
Part I of our Form 10-K for the year ended December 31, 2007 which we filed on March 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During 2nd and 3rd quarter of 2008, the company also received short-term loans of $7,500 and $66,000 respectively, from its shareholder. These short-term loans may be converted into new non-convertible promissory notes if the company approves the issuance of additional of new non-convertible promissory notes.

We believe that the sales of the above securities will be deemed (if issued) to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder. The recipient either will receive adequate information about us or will have adequate access, through its relationships with us, to such information.

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

None.

Item 6. Exhibits.

(a)   31    Certifications  of  Chief  Executive  Officer  and  Chief  Financial
            Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K:

During the second third of 2008, we filed no current reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2008

                                            BIOCORAL, INC.


                                            /s/ Nasser Nassiri
                                            ------------------
                                            Nasser Nassiri, Chairman, CEO
                                            and Principal Accounting Officer