Form 10-K
period 2008-12-31
BIOCORAL INC
filed 2009-03-31
CIK 919605

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the Year Ended December 31, 2008

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

Large Accelerated Filer |_|   Accelerated Filer |X|    Non-Accelerated Filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The issuer's revenues for the year ended December 31, 2008 were $499,437.

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2008 was approximately $170,906,805.

The number of outstanding shares of the registrant's common stock as of March 2, 2009 was 11,443,787.

Documents Incorporated by Reference: None.

                                TABLE OF CONTENTS

PART I                                                                                                     Page
Item 1.    Description of Business.....................................................................    1
Item 1A.   Risk Factors................................................................................    9
Item 1B.   Unresolved Staff Comments...................................................................    12
Item 2.    Description of Property.....................................................................    12
Item 3.    Legal Proceedings...........................................................................    12
Item 4.    Submission of Matters to a Vote of Security Holders.........................................    12

PART II
Item 5.    Market for Common Equity and Related Stockholder Matters....................................    12
Item 6.    Selected Financial Data.....................................................................    13
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......    14
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.                                     17-18
Item 8.    Financial Statements and Supplementary Data.................................................    F-1 - F-20
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........    19
Item 9A.   Controls and Procedures.....................................................................    19
Item 9B.   Other Information...........................................................................    19

PART III
Item 10    Directors, Executive Officers, Promoters and Control Persons................................    19
Item 11.   Executive Compensation......................................................................    21
Item 12.   Security Ownership of Certain Beneficial Owners and Management..............................    23
Item 13.   Certain Relationships and Related Transactions..............................................    24
Item 14    Principal Accountant Fees and Services......................................................    24

PART IV
Item 15.   Exhibits and Reports on Form 8-K............................................................    24
           Signatures..................................................................................    26

                             -----------------------

      This Registration Statement contains trademarks, service marks and registered marks of other companies, as indicated. Trademarks identified by (R) and (TM) are registered trademarks or trademarks that are the properties of their respective owners.

                             -----------------------

           PRELIMINARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Registration Statement contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. Specific forward-looking statements contained in this Registration Statement include, but are not limited to, our (i) expectations for marketing and sales opportunities in diverse markets; (ii) belief that we may require more capital; (iii) belief that alternative sources of financing are available if required; and (iv) anticipation that we will not pay a cash dividend on our common stock in the near future. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks in Item 1A. Risk Factors, which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

PART I

Item 1. Description of Business

Background

Biocoral, Inc., a Delaware corporation, is an international biomaterials "tissue-engineering" company specializing in the research, development and commercialization of patented high biotechnologies and biomaterials in the health care area. Through our subsidiaries, Biocoral, Inc. researches, develops, manufactures and commercializes bone graft substitutes and other high technology patented biomaterials in a number of countries outside the United States. We entered the biomaterials field in 1995 when we acquired Inoteb, SA, a French corporation from 10 individuals "the founders", all French citizens. The shares and bonds of Inoteb acquired in 1995 represented, at such time, 51.5% of the capital stock of Inoteb. We increased our ownership percentage through several additional investments in Inoteb common stock to 67% in 1997 and to 100% in 1998. Since 2005, we have conducted the production and marketing of our products through our wholly owned French subsidiary "Biocoral France" which was established in that year. The only remaining operations in Inoteb involve finalizing its previous programs of research and development.

Our representative offices are located at 38 rue Anatole France, Levallois Perret Cedex, France consisting of approximately 2000 square feet of office space.

Biocoral(R)

Biocoral(R) our primary product, is a natural coral "carbonate calcium" derived wholly mineral bone graft substitute and is used by surgeons and practitioners because of its biocompatibility, resorbability, osseo conduction and safety. Certain chemical, physical and structural characteristics of coral are very similar to that of human bone tissue. Biocoral(R) is derived from three particular species of coral naturally present in abundance. Biocoral(R) is primarily (more than 98%) comprised of calcium carbonate. Porous and resorbable, Biocoral(R) is prepared in microgranules as well as in engineered shapes according to specific indication. Due to its similarity to bone tissue, Biocoral(R) is compatible, resorbed by the body as new bone growth invades the Biocoral(R) and is replaced by neoformed invasion. It is highly porous with numerous interconnected channels which allow a total migration to the center of the implant free of contamination risk. Because Biocoral(R) is resorbed, it can be combined with antimicrobials, anticancer agents or other pharmaceuticals for slow release into bone tissue, resulting in an advantage over autologous bone grafts. Since 2000 we have worked with an accredited European university research group on purification of our raw material, coral, in order to produce a natural wholly mineral product. After a long-term collaboration we have finalized the development of a method for purification of our raw material coral which will allow us to offer Biocoral(R) as a natural wholly mineral bone substitute. We have filed the various international patents for this method of purification and the final product issued using this method. This purification method will allow us to offer what we believe will be the only natural wholly mineral bone substitute. The French patent covering the purification of our raw material and its uses in France has been granted during July 2006 and the European Patent has been granted during April 2007. The Company believes that in the near future the company's patents covering this technology will receive approval in many other countries where the company has already filed its applications.

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

According to our French subsidiary, Biocoral(R) has been used in approximately 500,000 patients in various countries, principally in Western Europe and Korea. Biocoral(R) was originally patented in France in 1979, with patents granted in the United States in 1982, and in Japan in 1989. Our French subsidiary acquired the patent rights to Biocoral(R) from "National Agency for Valorization of Research" (l'ANVAR), known currently as (OSEO) and "French National Center for Scientific Research" (CNRS), both French governmental agencies. Through our subsidiaries, we have developed twelve additional patent titles, in various countries in Europe, Switzerland, Canada, Japan, Australia and United States, for various applications and uses of our products, including, among others, osteoporosis remediation, autologous glue and combination with growth factor. As result of these twelve patent titles, we own, various patents covering our technologies which have been granted by various countries' official government patent office, including most European Union countries, Canada, and in the United States by the US Department of Commerce Patent and Trademark Office.

We believe that our method for purification of our natural coral will reinforce our technologies and the uses of our product in the various indications over which we own patents.

Using proprietary manufacturing processes, our chief product, Biocoral(R), is a resorbable biomaterial derived from natural carbonate calcium wholly mineral in the metastable crystalline aragonite form in a natural condition that is ocean-generated coral. It is used as bone graft substitutes and has certain characteristics (including chemical composition, porosity, mineral content and bioactive properties) that permit its safe, contamination-free use. Its similarity to human bone facilitates its replacement by newly-formed bone. Substantially all of our revenue has been derived from sales of the first generation of our products. The second generation of products and their application after long years of research and development and success of several clinical applications now are ready for marketing. Our product application in the treatment of bone disease associated with natural bone demineralization, for example, such as in cases of osteoporosis fractures and their prevention, is based on technology that is protected by strong patents which have thus far been granted by various countries by their official government patent office, including most European Union countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark office.

We have not yet begun to seek FDA approval for sale of our products in the United States but are preparing the documentation required for our product homologation application in the United States. We have identified the requirements for this application and approached a US medical supply distributor in order to access the US market. An accredited scientific team in the US has conducted human clinical studies with a five-year follow up to confirm bone reconstruction in oral application. This study confirmed the stability of the successful result and management believes that this study will facilitate FDA approval for our product used in this indication when we file for FDA approval. We anticipate submitting this application during 2009. Canadian approval of Biocoral(R) has been renewed in 2004 by the Canadian Health Care Authority "Sante Canada," and our products are already commercialized in the European Union and Asia. During 2005, we entered into a distribution agreement with a Canadian medical supply company in order to access the Canadian market.

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

Osteoporosis, "A Bone Disease Associated with Natural Bone Demineralization", Patented Application

We have developed from 1994 and since successfully experimented with the application of our product Biocoral(R) for the treatment and prevention of osteoporotic and or low bone mass fracture. We developed and patented this application in most countries around the world which covers the use of our product and any other product based on the use of calcium salts.

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

The clinical trials conducted by our subsidiaries over the past twelve years have demonstrated the feasibility of this treatment to reduce the consequences of fractures caused by osteoporosis and to avoid the occurrence of fracture as well. We are developing several variants of our Biocoral(R) technology aimed at treatment of bone disease due to natural bone demineralization (such as osteoporosis), and Treatment and Prevention of Osteoporotic Fracture. Biocoral(R) offers a superior method of preventing and repair of bone fractures due to osteoporosis. It has the ability to help the skeletal system, reinforcing it where it is weak and fragile. Biocoral(R) can serve both to heal bones that are already fractured and to prevent bone fractures from occurring. Phase II clinical trials in Europe demonstrated the efficacy of Biocoral(R) for local osteoporosis treatment in rebuilding bone, particularly in combination with osteodensimatic screening.

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

During January 2007, we received the final report produced by independent monitoring and an independently directed investigation. The final report confirms the therapeutic benefit of our product Biocoral(R) in the treatment of such fractures which will permit better patient recovery, allowing patients faster mobility and return to a healthy state with a very low risk of refracture. The Company believes that the study is a unique and first in the world covering this area. The Company is currently preparing to launch the use of its products in this patented application.

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

We own, through our wholly-owned subsidiary, various patents in the application of treatment of bone disease due to natural bone demineralization (such as osteoporosis) and "Treatment and Prevention of Osteoporotic Fractures." Our technology underlying this application is protected by strong patent applications in many countries around the world where patent applications were filed. Our patent applications in this application have thus far been filed and granted by various countries' official government patent offices, including 17 European Union countries, Japan, Australia, and in the United States by the US Department of Commerce Patent and Trademark Office. Our patent application in Canada was granted during 2005. Our patent covering technologies in this application in addition to protecting use of our Biocoral(R) product, also covers any other product based on calcium salts. Most of the bone substitutes in the market are based on calcium salts such as hydroxyapatite (phosphate of calcium). In fact because of validity and coverage of our patents in this particular application, our competitors cannot offer similar products composed of phosphate of calcium for use in this treatment to compete with Biocoral(R), even if a competitor were able to conduct successful clinical studies and demonstrate that its product could produce a satisfactory result, any attempt to manufacture or market the product would violate our patents. To the best of our knowledge, as of the date of this report, none of our competitors have attempted such a clinical study in this particular treatment.

Autologous Fibrin Glue

We have developed a medical device and a method for preparation of what management believes to be the world's first fully autologous fibrin glue. In 1993, our scientists began working on the development of this medical device and method for preparation of autologous fibrin glue. This autologous fibrin glue is prepared using the patient's own blood, in a closed system, thereby eliminating the risk of viral transmission, immunological problems and the risk of blood-borne disease transmission such as, for example, HIV and hepatitis. In contrast, all fibrin glues currently on the market (whether autologous or homologous) require foreign protein such as thrombin or antifibrinolitic.

Surgical glue represents a fast growing segment of the biotech industry. Clinical trials have been done especially for skin replacement and skin grafts eliminating the need for protein based skin grafts. Following the successful result of the phase III human clinical trial for specific indications, the product file has been approved by the appropriate French authorities Agence Francaise de Securite Sanitaires des Produits de Sante (AFSSAPS), the French equivalent of the Food and Drug Administration. On September 14, 2000, AFSSAPS granted to a blood bank the authorization to prepare, use and distribute the autologous fibrin glue that was developed by us and prepared by our patented medical device. Before we can commence commercialization of the autologous fibrin glue, AFSSAPS requires that the French blood bank known as Etablissement Francaise du Sang ("EFS"), the exclusive operator of blood transfusions in France, prepare a report following up on the progress of the first fifty (50) patients treated with the autologous fibrin glue.

We have been coordinating the program to prepare the report with EFS and the blood bank of the French Army in Clamart, known as CTSA. The inclusion of patients began in April of 2002. Shortly thereafter, we were required to suspend the program after testing of nine preparations in which a technical problem with the testing materials was observed. Three of these nine preparations were successful and have been used by surgeons on patients with successful results. Other preparations could not be used by surgeons. However, the discovery of this problem with the materials could help us to ensure that the final product is safe for patients.

The investigation and correction of the technical problem has provided us with additional information on how to properly prepare and use the final product. On the basis of this information, we believe that the complication which was discovered during the program was due to the quality of material used by the manufacturer in the production of the medical device and not with the autologous fibrin glue itself. The medical device we developed is manufactured by a third party pharmaceutical group called Macopharma.

Having concluded our investigation of this problem, we determined that in order to restart the program required by AFSSAPS, we had to replace the manufacturer and the preparation materials used. We were in negotiations with several accredited medical device manufacturers which specialize in the type of blood bags needed for our medical device. However, these negotiations were unsuccessful, and we do not believe at this time that we will be able to complete the program successfully. Failure to successfully complete the program effectively prevents us from restarting the marketing of this product and could negatively affect our future financial prospects in that we will not realize additional revenues as a result of our inability to market the glue than we would have realized had we been able to market the glue.

As a result of this loss, in December 2008, we filed a suit seeking approximately (euro)110,000,000 as damages which represent lost profits we would have realized from the marketing of the glue. Pursuant to our agreement and under a written proposal provided by us in 2001 and accepted by Macopharma, Macopharma who requested to be in charge of the manufacture of the product and distribute it under a worldwide license. As outlined in the proposal, projected revenue was estimated through 2015 (the year of the expiration of the patents covering our technology for the profit) at a minimum of (euro) 220,000,000. Under the proposal, Macopharma was to pay us a 50% royalty of the estimated projected revenue during the years of commercialization until the expiration of the patents for the product. Thus we are suing for the (euro)110,000,000 we would have realized through 2015. We also believe that Macopharma engaged unfair competition as it entered into an agreement with one of our competitors to produce a similar product.

Our technology underlying this application is protected by strong patent titles owned by our wholly-owned subsidiary in many countries around the world where patents applications were filed. Thus far, most of these have been granted and issued by the official government patent offices in the countries where they were filed, including most European Union countries, Canada, and in the United States by the US Department of Commerce Patent and Trademark Office.

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

Composite Biocoral(R) and Growth Factor

For more than 19 years, studies have been undertaken to demonstrate that it is possible to accelerate the bone regeneration process and repair by combining growth factors with a support matrix such as Biocoral(R). Some scientific research has shown that Biocoral(R), as a biomaterial, represents a useful support for growth factors. European clinical trials conducted over the several years have had positive results confirming the acceleration of the bone regeneration process and process. We hold various patents covering the technology underlying this application (composite of Biocoral(R) and growth factors) owned by our wholly-owned subsidiary in many countries around the world where patent applications were filed. Our patent applications in this application to date have been granted by various countries' official government patent office, including most European Union countries, Canada, and in the United States by the US Department of Commerce Patent and Trademark Office.

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

On December 30, 1996, Biocoral(R) received "EC certification" allowing it to be marketed in the European Union. This authorization has been renewed several times and it is currently in force.

The Company's manufacturing facility is located in Saint-Gonnery in France, and is complied with ISO 13485: 2003 certification which allows the Company to continue offering and market its products in CANADA.

In December 2007, the Company was audited by LNE (Laboratoire national de metrologie et d'essais) for the renewal of its EC certificate and ISO 13485:
2003 certification, which renewal was granted. The certificates are issued according to the rules of G-MED certification/LNE/G-MED Notified Body for Medical Devises. Additionally, we are audited annually by LNE to maintain our certifications. To continue certification, the Company met annual requirements in environmental policy, compliance, planning, management, structure and responsibility, training, communication, document control, operational control, emergency preparedness and response, record keeping and management review. In December 2008, the Company was audited by LNE as part of annual requirement and maintained its certifications.

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

In October of 1998, Interpore introduced resorbable Pro Osteon(TM). Pro Osteon(TM) is harvested from marine coral exoskeletons that are hydrothermally converted to calcium phosphate, known as hydroxyapatite.

Effective June 22, 2004, Interpore closed its merger with Biomet, Inc. pursuant to which Biomet acquired all of the outstanding shares of Interpore stock for cash at $14,50 per share with a 29% premium for a total amount of $259 million.

Autograft and allograft bone have been used for graft material for a much longer period of time than Biocoral(R) and similar materials, and in order to increase our future sales of Biocoral(R), we have demonstrated, to the best of our ability, to the medical community the surgical and patient advantages, safety, efficacy, cost effectiveness and clinical results of Biocoral(R). Most of our competitors have substantially greater resources, larger market share and greater research and development capabilities than ours and may, therefore, be expected to compete aggressively and successfully in the markets for our products.

We believe that Biocoral(R) provides an attractive alternative to autograft and allograft bone graft materials. In an autograft procedure, bone material is first harvested from another part of the patient's skeleton and then, in a second procedure, grafted to the site of the bone deficit. The harvesting procedure increases operating time and expense, and can lead to complications such as infection, excessive blood loss, chronic pain and deformity. When an autograft is not feasible or desirable, allograft bone, typically obtained from a cadaver, can be used. In order to maintain mechanical and biological properties, some allograft bone is not sufficiently secure to avoid all risks of disease transmission. Therefore, unlike Biocoral(R), which is a sterile and biocompatible material, allograft bone carries the risks of implant rejection and the transmission of infectious agents such as hepatitis and HIV. The use of Biocoral(R) entails none of these risks and provides clinical results comparable to those of autograft material in suitable condition for use. We believe Biocoral(R) is the only natural wholly mineral bone graft substitute actually available on the market.

Biocoral(R) was originally patented in France in 1979, in the United States in 1982, and in Japan in 1989. Our French subsidiary acquired the patent rights for Biocoral(R) from "National Agency for Valorization of Research" (l'ANVAR), known currently as (OSEO) and, the "French National Center for Scientific Research"
(CNRS), a French governmental agency. Through our subsidiaries, we have developed twelve additional patent titles, in various countries in Europe, Switzerland, Canada, Japan, Australia and United States, for various applications and uses of our products, including, among others, osteoporosis remediation, autologous glue and combination with growth factor. As result of these twelve patent titles, we own various patents covering our technologies which have been granted by various countries official government patent office, including most European Union countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark Office.

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

The autologous fibrin glue prepared by our innovative medical device is standardized and truly safe due to the use of calcium as an activator, without the addition of any other biologicals such as thrombin or antifibrinolytics. In addition, the composition remains constant in terms of components and properties.

Our technology underlying this application is protected by strong patent titles in many countries around the world where patent applications were filed. Thus far, most of these have been granted and issued by the official government patent offices in the countries where they were filed, including most European Union countries, Canada and in the United States by the US Patent and Trademark Office.

One of our patent titles covers technology called "method for preparation of biological adhesive enriched with platelet factors and application". Our patent applications in this application have thus far been filed and granted by the official government patent offices of various countries, including France and 15 European Union countries, Japan, and in the United States by the US Department of Commerce Patent and Trademark Office. However, our patent application covering this technology in Japan, after being granted in October 1999, received written opposition from Thermogensis Corp of California in June 2000. We were required to defend the patent against this opposition. The Japanese Patent Office rejected the opposition in May 2003, and our patent in Japan was reaffirmed.

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

Management believes that our products are superior to our competitors' products. We have identified the requirements for this application and approached a US medical supply distributor in order to access the US market. An accredited scientific team in the US has conducted human clinical studies with a 5 year follow up to confirm bone reconstruction in oral application. This study confirmed the stability of the successful result and management believes that this study will facilitate FDA approval for our product used in this indication when we file for FDA approval. We are focusing on increasing our European and other sales of our products and entering into joint ventures with key strategic partners for distribution of our products, research and development and the like. No assurance can be given that any such arrangements will be reached or that they will be profitable.

We believe that in certain cases, some of our competitors are infringing on our patents. We are exploring various options for enforcing these patents where necessary. Bio Holdings, our wholly-owned subsidiary and the owner of all of our patents has sent a written warning to the infringing parties in France, England and Germany and has limited its focus to a few companies in order to abate the cost. The Company knows this type of litigation is costly in Europe and even more so in the US and will only pursue action against infringers in the US if it is able to obtain funding to cover the cost or if it can do so on a contingency basis in order not to have it impact the Company's financial condition. If the Company is unable to do either, it will not pursue such litigation.

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

Biocoral(R) has been approved for marketing in Europe, Canada, many Asian countries, the Middle East and many other countries in the world. Biocoral(R) has been approved for reimbursement in France by French National Health Authority (Securite Sociale) and is listed on the "Liste des Produits et Prestations Remboursables" (LPPR) reimbursement by French National Health Authority. Our products are subject to significant government regulation in the United States and other countries. To test clinically, and to produce and mass market products for human diagnostic and therapeutic use in the United States, we must comply with mandatory procedures and safety standards established by the Food and Drug Administration ("FDA") and comparable state and foreign regulatory agencies. Typically, such standards require that products be approved by the government agency as safe and effective for their intended use before being marketed for human applications.

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

Employees

Except for our wholly-owned French subsidiary, we currently have no employees other than our officers and directors who devote as much time as they believe necessary to conduct our business and maintain our operations. Our French subsidiaries currently have nine employees, eight of whom are full time. In addition, we engage the services of various scientific and research consulting teams under consulting contracts, working on research and development projects in different laboratories and hospitals in France and other countries.

Subsidiaries

The Company conducts its operations in Europe via several subsidiaries, including its French (Biocoral France and Inoteb) and UK (Biocoral UK Limited) subsidiaries and Bio Holdings International Limited (see below).

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

      -     extends filing territory and works to protect our patents; and

      -     looks after and maintains patents.

Additional Information

      We maintain a website, www.biocoral.com, which includes financial and other information for investors. We provide access to our SEC filings on our website, free of charge, through a link to the OTC Bulletin Board's website. Through that link, our filings are available as soon as reasonably practical after we file the documents. These filings are also available on the SEC's website at www.sec.gov. In addition, the public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

      Until 2005, more than two-thirds of our business was in research and development with an emphasis on developing our technology in order to produce marketable products. We have completed most of our research program and are now ready to begin commercialization and marketing of our products in new applications and increase the commercialization efforts in actual products. However, to date, we have generated only limited revenues and have had to raise capital from investors through debt and equity offerings in order to sustain our research and development efforts. For the fiscal year ended December 31, 2008, we had net sales of approximately $499,437 an accumulated deficit of $22,268,045.

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

      Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies, including Biocoral(R) and its use in different applications. Through twelve patent title applications and as of the date of this report, we own various patents covering our technologies which have been granted by various countries' official government patent office, including most European Union countries, Canada, and in the United States by the US Department of Commerce Patent and Trademark Office. We depend upon confidentiality agreements with our officers, employees and contracting counterparties to maintain the proprietary nature of the technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid the confidentiality agreements, violate our patents or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations. Such competitive events, technologies and patents may limit our ability to raise funds, prevent other companies from collaborating with us, and in certain cases prevent us from further developing our technology due to third party patent blocking right.

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

      Our strategy includes substantial reliance upon strategic collaborations for development, marketing and commercialization of our products in particular in our patented application covering treatment of Osteoporosis fractures and their prevention. Establishing strategic collaborations is difficult and time-consuming. Our discussion with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. If we successfully establish new collaborations, these relationships may not result in the successful development or commercialization of our product candidates or the generation of sales revenue. To the extent that we enter into co-promotion or other collaborative arrangements, our product revenues are likely to be lower than if we directly marketed and sold any products that we may develop.

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

Item 1B. Unresolved Staff Comments.

As part of a review by the staff of the Securities and Exchange Commission of our Annual Report on Form 10-K for the year ended December 31, 2007, we have received and responded to the staff's comments. As of the date of the filing of this Annual Report on Form 10-K, we believe that we have satisfactorily resolved all of the issues raised in the staff comments. However, we have not yet received a final confirmation of this from staff. The company believes that any further adjustments that result from the staff's review will not have a material effect on our financial statements.

Item 2. Description of Property.

Our French subsidiary currently leases its principal executive offices from an unrelated third party for an aggregate annual rent of approximately $68,000 (approximately (euro)51,000 euros). The lease has expired and we are currently in negotiation for its renewal.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

At December 31, 2008, there were 11,443,787 shares of our common stock issued and outstanding. Our common stock trades on the OTC Bulletin Board. The following table sets forth information regarding the high and low closing price per share for our common stock on the OTC Bulletin Board as reported by Yahoo.com(TM). Such prices do not necessarily reflect actual transactions and do not include retail mark-ups, mark-downs or commissions.

--------------------------------------------------------------------------------
Quarter Ended                             High                            Low
-------------                             ----                            ---
--------------------------------------------------------------------------------
December 31, 2008                        $43.00                          $23.00
--------------------------------------------------------------------------------
September 30, 2008                       $23.00                          $ 8.00
--------------------------------------------------------------------------------
June 30, 2008                            $56.00                          $15.00
--------------------------------------------------------------------------------
March 31, 2008                           $80.00                          $40.00
--------------------------------------------------------------------------------

December 31, 2007                        $97.00                          $60.00
--------------------------------------------------------------------------------
September 30, 2007                       $97.00                          $27.50
--------------------------------------------------------------------------------
June 30, 2007                            $33.50                          $28.00
--------------------------------------------------------------------------------
March 31, 2007                           $50.00                          $28.40
--------------------------------------------------------------------------------

December 31, 2006                        $51.25                          $39.40
--------------------------------------------------------------------------------
September 30, 2006                       $47.00                          $30.00
--------------------------------------------------------------------------------
June 30, 2006                            $30.00                          $14.00
--------------------------------------------------------------------------------
March 31, 2006                           $26.00                          $19.00
--------------------------------------------------------------------------------

Holders

As of December 31, 2008, there were approximately 400 holders of record of the shares of our common stock including several European financial and portfolio institutions.

Dividends

We have paid no cash dividends on our equity securities to date and do not anticipate the payment of cash dividends on our equity securities in the near future. We paid a dividend of one share of our common stock for each three shares owned on December 18, 1995 and paid, in December 1996, another stock dividend of one share for each three shares owned as of November 6, 1996.

Recent Sales of Unregistered Securities

During 2008, we issued 7% non-convertible promissory notes payable (the "7% Non-Convertible Promissory Notes") in the aggregate principal amount of $100,000. (See Note 9.)

During 2008, the company also received short-term loans for the total amount of $128,500 from its "accredited investors". These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the company's board of director approves the issuance of additional notes. (See Note 8.)

During 2007, we received $200,000 in connection with the issuance of additional new 7% non-convertible promissory notes payable (the "7% Non- Convertible Promissory Notes"). (See Note 9.)

During 2006, we received $400,000. Pursuant to an agreement dated December 20, 2006 with all of the note holders, the total of outstanding 7% convertible promissory notes payable and 6% convertible promissory note payable together with the $400,000 received during 2006 in the total aggregate principal amount of $2,700,000 were exchanged to 7% non-convertible promissory notes payable.

In December 2006, we issued, the new 7% non-convertible promissory notes payable (the "7% Non- Convertible Promissory Notes") in the aggregate principal amount of $2,700,000. (See Note 9.)

During January 2005, we received $300,000 in connection with the subscription of the 7% Notes sold on December 2004. During September 2005, we sold to an accredited investor an additional $200,000 of the 7% Notes. (See Note 9.)

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

Item 6.  Selected Financial Data

------------------------------------------------------------------------------------------------------------------------------
                                                                    Fiscal Year ended December 31,
------------------------------------------------------------------------------------------------------------------------------
                                          2008               2007               2006               2005               2004
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
        Net sales                     $    499,437       $    464,225       $    408,205       $    316,200       $    351,600
------------------------------------------------------------------------------------------------------------------------------
        Operating loss                     388,281            438,209            269,741            723,874            562,199
------------------------------------------------------------------------------------------------------------------------------
        Net income (loss)                 (586,384)          (630,685)        (1,473,425)        (997, 758)            198,216
------------------------------------------------------------------------------------------------------------------------------
        Net income (loss) per
        common share                  $      (0.05)      $      (0.06)      $      (0.13)      $      (0.09)      $       0.02
------------------------------------------------------------------------------------------------------------------------------
        Weighted average common         11,421,842         11,353,787         11,353,817         11,353,816         11,299,267
        shares outstanding                  Shares             shares             shares             shares             shares
------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Data:
------------------------------------------------------------------------------------------------------------------------------
        Total assets                  $  1,414,803       $  1,411,565       $  1,324,618       $  1,075,810       $    950,308
------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                4,964,268          5,358,318          4,686,785          3,345,364          2,230,290
------------------------------------------------------------------------------------------------------------------------------
        Stockholders' deficiency         3,549,465          3,946,753          3,362,167          2,269,554          1,279,982
------------------------------------------------------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in the financial statement contained elsewhere in this annual report.

Introduction

Patents and Product Development

We are an international biomaterials "tissue-engineering" company specializing in the research, development and commercialization of patented high biotechnologies and biomaterials in the health care area. The Company's management is primarily focused on securing our existing patents, continuing the development, manufacture and commercialization of products under our patents and pursuing patent titles in additional countries and for additional applications.

Biocoral(R), our primary product, is a natural coral "carbonate calcium" derived, wholly mineral bone graft substitute and is used by surgeons and practitioners because of its biocompatibility, resorbability, osseo conduction and safety. Since 2000, we have worked with an accredited European university research group on purification of our raw material, coral, in order to produce a natural wholly mineral product. After a long-term collaboration we have finalized the development of a method for purification of our raw material coral which will allow us to offer Biocoral(R) as a natural wholly mineral bone substitute. We have received patents for this purification method in France and the European Union and expect to receive additional patents on it in the near future. According to our French subsidiary, Biocoral(R) has been used in approximately 500,000 patients in various countries, principally in Europe, Asia and Canada.

Through our subsidiaries, we have developed twelve additional patent titles, in various countries in Europe, Switzerland, Canada, Japan, Australia and United States, for various applications and uses of our products, including, among others, osteoporosis remediation and combination of Biocoral(R) with growth factor. As result of these twelve patent titles, we own, various patents covering our technologies which have been granted by various countries official government patent office, including most European Union countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark Office.

We believe that the pursuit of additional patents and continuing to work toward commercialization of Biocoral(R) and related products presents our greatest opportunity for revenue generation. To a lesser extent we have devoted some resources to development of the additional application for our product in particular the treatment of bone disease associated with demineralization of bone such as osteoporosis fracture and their prevention.

We have encountered challenges to our attempts to protect our patents and develop, manufacture and commercialize our products primarily from companies seeking to infringe our patents and also in our reliance on an outside manufacturer. We intend to defend our patents vigorously to the extent that our funding permits. In addition, where our reliance on an outside manufacturer to produce our autologous fibrin glue resulted in the failure of this product, we have now commenced a lawsuit against this manufacturer for approximately
(euro)110,000,000 in lost profits which is based upon our written proposal, which was accepted by the manufacturer and which estimated profits during the commercialization period at approximately (euro)220,000,000. Under the proposal, we were to receive a royalty of 50% of this amount.

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

Fiscal 2008 vs. 2007

Net sales, which are solely attributable to our wholly owned European subsidiaries, totalled approximately $499,400 for the year ended December 31, 2008, an increase of approximately $35,200 or approximately 7.5% from approximately $464,200 for the year ended December 31, 2007. This increase is partially attributable to an increase in sales of products in the orthopaedic surgery area in export.

Cost of sales was approximately $211,300 for the year ended December 31, 2008, a decrease of approximately $34,500 or approximately 14% from approximately $245,800 for the year ended December 31, 2007. The gross profit percentage for the year ended December 30, 2008 and 2007 was approximately $288,200 or 57% and $218,400 or 47%, respectively. The main factor contributing to this increase in gross profit was an increase in sales and a decrease in costs of sales.

Operating expenses were approximately $676,400 during the year ended December 31, 2008, an increase of approximately $19,800 or approximately 3% from approximately $656,600 for the year ended December 31, 2007. This increase was primarily due to an increase in the company's depreciation and amortization, consulting and professional fees and research and development activities.

Consulting and professional fees during the year ended December 31, 2008 were approximately $215,400 an increase of $4,800 or approximately 2% compared to approximately $210,600 during the year ended December 31, 2007. This increase is attributable to an increase in the fees needed during 2008 for the development of next generation of products.

Other income (net of expenses) totalled approximately $(198,100) of expense for the year ended December 31, 2008 as compared to approximately $(192,500) of expense for the year ended December 31, 2007. This increase was primarily due to increase in interest expense on our short and long terms notes payables.

As a result of the above, our net loss for the year ended December 31, 2008 totalled approximately $586,400 or $.05 per share compared to a net loss of approximately $630,700 or $.06 per share for the year ended December 31, 2007.

These losses per share were based on weighted average common shares outstanding of 11,421,842 & 11,353,787 for the years ended December 31, 2008 and 2007 respectively.

Fiscal 2007 vs. 2006

Net sales, which are solely attributable to our wholly owned European subsidiaries, totalled approximately $464,200 for the year ended December 31, 2007, an increase of approximately $56,000 or approximately 14% from approximately $408,200 for the year ended December 31, 2006. This increase is partially attributable to an increase in sales of products in the maxillocraniofacial surgery area in France and the dental market area in export.

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

These losses per share were based on weighted average common shares outstanding of 11,353,787 & 11,353,817 for the years ended December 31, 2007 and 2006 respectively.

Financial Condition, Liquidity and Capital Resources

Fiscal 2008 vs. 2007

As shown in the accompanying consolidated financial statements, we had net losses of approximately $586,400 and $630,700 in 2008 and 2007, respectively. Management believes that it is likely that we will continue to incur net losses through at least 2009. We had a working capital deficiency of approximately $1,217,500 and $898,400 at December 31, 2008 and 2007 respectively. We also had a stockholders' deficiency of approximately $3,549,500 and $3,946,800 at December 31, 2008 and 2007, respectively.

We had a negative cash flow from operating activities of approximately $251,500 and $195,500 at December 31, 2008 and 2007 respectively. We also had cash provided by financing activities of $178,500 and $250,000 at December 31, 2008 and 2007 respectively. Our net loss of approximately $586,400 and $630,700 increased our accumulated deficit to approximately $22,268,000 and $21,682,000 at December 31, 2008 and 2007 respectively.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2008, 2007, 2006 and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. In March 2008, the Company received a commitment from an "accredited investor" to provide the company with funds up to $250,000, of which the Company received $128,500 in 2008 (See Note 8), and has $121,500 available for use in 2009. Management believes that these funds, together with the funds to be raised from the efforts described above, will provide sufficient working capital to operate through 2009.

In additional, during 2008, we issued additional 7% non-convertible promissory notes payable (the "7% Non- Convertible Promissory Notes") in the original principal amount of $100,000.

Fiscal 2007 vs. 2006

As shown in the accompanying consolidated financial statements, we had net losses of approximately $630,700 and 1,473,000 in 2007 and 2006, respectively. We had a working capital deficiency of approximately $898,400 and $495,200 at December 31, 2007 and 2006 respectively. We also had a stockholders' deficiency of approximately $3,946,800 and $3,362,200 at December 31, 2007 and 2006,
respectively.

We had a negative cash flow from operating activities of approximately $195,500 and $212,000 at December 31, 2007 and 2006 respectively. We also had cash provided by financing activities of $250,000 and $400,000 at December 31, 2007 and 2006 respectively. Our net loss of approximately $630,700 and $1,473,000 increased our accumulated deficit to approximately $21,682,000 and $21,051,000 at December 31, 2007 and 2006 respectively.

During 2007, we received $200,000 in connection with the additional subscription of the new 7% non-convertible promissory notes payable. We also received during 2006, the total amount of $400,000 of additional funds which were converted on December 31, 2006 to 7% non-convertible notes payable. In addition, during 2006, we received proceeds of approximately $210,000 from the sale of marketable securities.

Long-term Debt

As described in the notes to our financial statements and under Financial Condition, Liquidity and Capital Resources above, our long-term debt consists entirely of 7% promissory notes. As of December 31, 2008, the outstanding balance of principal due on such notes was $3,000,000. Such notes mature in December 2012 at which time we will have the option of either paying the balance of principal and interest on the notes in cash or in shares of our common stock.

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

The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company's overall exposure for foreign currency at December 31, 2008, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company's balance sheet, net sales, net income or cash flows over a one-year period.

We conduct much of our business operations (and incur substantially all of our operating costs other than professional and consulting fees) through our European subsidiaries in Euros and, as such, are exposed to risk resulting from the fluctuation of exchange rates between the Euro and the US Dollar. We do not engage in any hedging or other transactions for the purpose of minimizing this risk.

Marketable Securities

      A portion of our Euro/Dollar exchange rate exposure arises from our investment in marketable securities. Prior to 2006, we classified our investments in marketable securities as available for sale, and those that we intend to hold for more than one year as non-current. Unrealized holding gains and losses are reported as a separate component of stockholders' deficiency, as part of accumulated other comprehensive income (loss), until realized.

During December 2006, the company sold all available for sale securities and recorded a loss of approximately $433,000. Since that date, the Company has held no marketable securities available-for-sale.

Item 8. Financial Statements and Supplementary Data

Biocoral, Inc. and Subsidiaries Index to Consolidated Financial Statements and Schedule.

Financial Statements:

Management's Report on Internal Control over Financial Reporting                                            F-2
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting        F-3
Report of Independent Registered Public Accounting Firm                                                     F-4
Report of Independent Registered Public Accounting Firm                                                     F-5
Consolidated Balance Sheets as of December 31, 2007, 2007 and 2006 (Restated)                               F-6
Consolidated Statements of Operation and Comprehensive loss for the years ended December 31, 2008,
2007 and 2006 (Restated)                                                                                    F-7
Consolidated Statements of Changes in Stockholders' Deficiency for the years ended December 31, 2008,
2007 and 2006 (Restated)                                                                                    F-8
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006 (Restated)       F-9
Notes to Consolidated Financial Statements                                                                  F-10 - F-20

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

      Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in this Internal
Control-Integrated Framework.

      Based on our assessment, we concluded that the Company's maintains effective internal control over financial reporting as of December 31, 2008, based on criteria established in "Internal Control - Integrated Framework" issued by the COSO.

      Michael T. Studer CPA P.C., our independent registered public accounting firm, has issued an audit report, on our internal control over financial reporting which is included in page F-3.

Report of Independent Registered Public Accounting Firm on Internal Control Over
                              Financial Reporting

To the Board of Directors and Stockholders of Biocoral, Inc.

I have audited the internal control over financial reporting of Biocoral, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. My responsibility is to express an opinion on the Company's internal control over financial reporting based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. My audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as I considered necessary in the circumstances. I believe that my audit provides a reasonable basis for my opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In my opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

I have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the Company's consolidated financial statements as of December 31, 2008 and for the year then ended and my report dated March 27, 2009 expressed an unqualified opinion thereon.


                                          /s/ Michael T. Studer CPA P.C.
                                          ------------------------------

Freeport, New York
March 27, 2009

            Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Biocoral, Inc.

I have audited the accompanying consolidated balance sheet of Biocoral, Inc. and subsidiaries (the "Company") as of December 31, 2008 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The consolidated financial statements of Biocoral, Inc. and subsidiaries as of December 31, 2007 and 2006 were audited by another auditor whose report dated March 28, 2008 expressed an unqualified opinion on those statements.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biocoral, Inc. and subsidiaries as of December 31, 2008 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's present financial condition raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and my report dated March 27, 2009 expressed an unqualified opinion thereon.


                                              /s/ Michael T. Studer CPA P.C.
                                              ------------------------------

Freeport, New York
March 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Biocoral, Inc.:

We have audited the accompanying consolidated balance sheets of Biocoral, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006 (restated), and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficiency, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Biocoral France SAS and Inoteb SAS, wholly-owned subsidiaries, as of December 31, 2007 and 2006 (restated), and the related statements of operations and comprehensive loss, changes in stockholders' deficiency, and cash flows for each of the two years in the period ended
December 31, 2007, which statements reflect total assets and revenues constituting 54.11 percent and 100 percent, and 54.56 percent and 100 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Biocoral France SAS and Inoteb SAS, is based solely on the reports of the other auditors.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biocoral, Inc. and subsidiaries at December 31, 2007 and 2006 (restated), and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.


/s/ Moore & Associates, Chartered
Moore & Associates, Chartered

Las Vegas, Nevada
March 28, 2008

                         BIOCORAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                            ASSETS
                                                                        December 31,       December 31,       December 31,
                                                                            2008               2007               2006
                                                                        ------------       ------------       ------------
                                                                                                                (Restated)
 Current Assets:
    Cash                                                                $     17,797       $    147,681       $    287,773
    Accounts receivable, net of allowance for doubtful accounts              147,085            138,144            175,900
    Inventories                                                              402,376            335,775            244,675
    Prepaid expenses and other current assets                                 23,707             32,104             27,744
                                                                        ------------       ------------       ------------

      Total Current Assets                                                   590,965            653,704            736,092

 Property and equipment, net                                                  21,597             26,748             25,279
 Restricted cash held in escrow                                                9,512             11,049             11,049
 Investment in limited partnership                                                --                 --              4,162
 Intangible assets, net                                                      774,081            705,496            527,879
 Other assets                                                                 18,648             14,568             20,157
                                                                        ------------       ------------       ------------

      Total Assets                                                      $  1,414,803       $  1,411,565       $  1,324,618
                                                                        ============       ============       ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 Current  Liabilities:
    Accounts payable                                                    $    810,510       $    893,231       $    726,555
    Short-term bank borrowings                                                13,777                 --                 --
    Short-term notes payable                                                 128,500             50,000                 --
    Current portion due to officer                                           223,192            187,192            190,937
    Accrued interest payable                                                 632,444            421,712            313,762
                                                                        ------------       ------------       ------------

      Total Current Liabilities                                            1,808,423          1,552,135          1,231,254

 Due to officer, net of current portion                                      150,000            900,000            750,000
 Long-term notes payable                                                   3,000,000          2,900,000          2,700,000
 Deferred employee benefits                                                    5,845              6,183              5,531
                                                                        ------------       ------------       ------------

        Total Liabilities                                                  4,964,268          5,358,318          4,686,785
                                                                        ------------       ------------       ------------

 Commitments and contingencies

 Stockholders' Deficiency:
    Preferred stock, par value $.001 per share; 1,000,000  shares
      authorized; none issued                                                     --                 --                 --
    Common Stock; $.001 par value;  100,000,000 shares authorized;
      11,443,787 shares issued and outstanding December 31, 2008
      11,353,787 shares issued and outstanding December 31, 2007
      11,353,817 shares issued and outstanding December 31, 2006              11,444             11,354             11,354
    Additional paid-in capital                                            18,800,000         17,900,090         17,900,090
    Accumulated other comprehensive loss                                     (92,864)          (176,536)          (222,635)
    Accumulated deficiency                                               (22,268,045)       (21,681,661)       (21,050,976)
                                                                        ------------       ------------       ------------

      Total Stockholders' Deficiency                                      (3,549,465)        (3,946,753)        (3,362,167)
                                                                        ------------       ------------       ------------

      Total Liabilities and Stockholders' Deficiency                    $  1,414,803       $  1,411,565       $  1,324,618
                                                                        ============       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                   BIOCORAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                       Year ended December 31,
                                                             2008               2007               2006
                                                        ------------       ------------       ------------
                                                                                               (Restated)
Net sales                                               $    499,437       $    464,225       $    408,205
Cost of sales                                                211,276            245,832            121,244
                                                        ------------       ------------       ------------

   Gross Profit                                              288,161            218,393            286,961
                                                        ------------       ------------       ------------

Operating Expenses:
   Research and development                                   63,889             59,695             49,892
   Consulting and professional fees                          215,356            210,556            222,075
   Depreciation and amortization                              77,096             61,646             52,454
   Administrative expenses                                   320,101            324,705            232,281
                                                        ------------       ------------       ------------

     Total Operating Expenses                                676,442            656,602            556,702
                                                        ------------       ------------       ------------

   Loss From Operations                                     (388,281)          (438,209)          (269,741)
                                                        ------------       ------------       ------------

Other Income (Expense):
   Interest, net                                            (215,883)          (191,705)          (186,645)
   Equity in loss on sale of marketable securities                --                 --             (6,282)
   Realized loss on sale of marketable securities                 --                 --           (433,446)
   Loss on embedded derivatives                                   --                 --           (582,395)
   Dividend income                                                --                 --              3,878
   Other                                                      17,780               (771)             1,206
                                                        ------------       ------------       ------------

     Total Other Income (Expense)                           (198,103)          (192,476)        (1,203,684)
                                                        ------------       ------------       ------------

Loss before provision for income taxes                      (586,384)          (630,685)        (1,473,425)

Provision For Income Taxes                                        --                 --                 --
                                                        ------------       ------------       ------------

Net Loss                                                    (586,384)          (630,685)        (1,473,425)

Other Comprehensive Income (Loss):
   Foreign translation gain (loss)                            83,672             46,099            (71,463)
   Unrealized gain (loss) on marketable securities                --                 --            452,275
                                                        ------------       ------------       ------------

Comprehensive Loss                                      $   (502,712)      $   (584,586)      $ (1,092,613)
                                                        ============       ============       ============

Basic and diluted net loss per common share             $      (0.05)      $      (0.06)      $      (0.13)
                                                        ============       ============       ============

Basic and diluted weighted average number
        of common shares outstanding                      11,421,842         11,353,787         11,353,817
                                                        ============       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
      FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006 (RESTATED ONLY)

                                                                                                         Accumulated
                                                           Common Stock                                      Other
                                                     --------------------------       Additional        Comprehensive
                                                        Shares         Amount      Paid-in Capital           Loss
                                                     -----------     ----------    ---------------      -------------
 Balance, January 1, 2006                             11,353,816       11,354           17,900,090      $    (603,447)

 Other comprehensive income (loss) -
   foreign currency translation loss                          --           --                   --            (71,463)

 Other comprehensive income (loss) - unrealized
   gain on marketable securities                              --           --                   --            452,275

 Other                                                         1           --                   --                 --

 Net loss                                                     --           --                   --                 --
                                                     -----------       ------      ---------------      -------------

 Balance, December 31, 2006                           11,353,817       11,354           17,900,090           (222,635)

 Other comprehensive income (loss) -
   foreign currency translation gain                          --           --                   --             46,099

 Adjustment for redemption of fractional shares              (30)          --                   --                 --

 Net loss                                                     --           --                   --                 --
                                                     -----------       ------      ---------------      -------------

 Balance, December 31, 2007                           11,353,787       11,354           17,900,090           (176,536)

 Other comprehensive income (loss) -
   foreign currency translation gain                          --           --                   --             83,672

 Exercise of stock options                                90,000           90              899,910                 --

 Net loss                                                     --           --                   --                 --
                                                     -----------       ------      ---------------      -------------

 Balance, December 31, 2008                           11,443,787       11,444      $    18,800,000      $     (92,864)
                                                     ===========       ======      ===============      =============


                                                                            Total
                                                      Accumulated       Stockholders'
                                                      Deficiency          Deficiency
                                                     ------------       -------------

 Balance, January 1, 2006                            $(19,577,551)      $  (2,269,554)

 Other comprehensive income (loss) -
   foreign currency translation loss                           --             (71,463)

 Other comprehensive income (loss) - unrealized
   gain on marketable securities                               --             452,275

 Other                                                         --                  --

 Net loss                                              (1,473,425)         (1,473,425)
                                                     ------------       -------------

 Balance, December 31, 2006                           (21,050,976)         (3,362,167)

 Other comprehensive income (loss) -
   foreign currency translation gain                           --              46,099

 Adjustment for redemption of fractional shares                --                  --

 Net loss                                                (630,685)           (630,685)
                                                     ------------       -------------

 Balance, December 31, 2007                           (21,681,661)         (3,946,753)

 Other comprehensive income (loss) -
   foreign currency translation gain                           --              83,672

 Exercise of stock options                                     --             900,000

 Net loss                                                (586,384)           (586,384)
                                                     ------------       -------------

 Balance, December 31, 2008                          $(22,268,045)      $  (3,549,465)
                                                     ============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year ended December 31,
                                                                    2008              2007              2006
                                                                -----------       -----------       -----------
                                                                                                     (Restated)
Cash flows from operating activities:
   Net loss                                                     $  (586,384)      $  (630,685)      $(1,473,425)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
       Depreciation and amortization                                 77,096            61,646            52,454
       Equity loss of partnership                                        --             4,162             6,282
       Provision for doubtful accounts                                   --                --            (2,300)
       Realized loss on sale of securities                               --                --           433,446
       Loss on embedded deritivtives                                     --                --           582,395
   Change in operating assets and liabilities:
     Accounts receivable                                             (8,941)           37,756           (37,524)
     Inventories                                                    (66,601)          (91,100)         (119,575)
     Prepaid expenses and other current assets                        8,397            (4,360)           (5,237)
     Other assets                                                    (2,543)            5,589            (7,524)
     Accounts payable                                               (82,721)          166,676           176,493
     Short-term bank borrowings                                      13,777                --                --
     Current portion due to officer                                  36,000            (3,745)           32,002
     Accrued interest payable                                       210,732           107,950                --
     Due to officer, net of current portion                         150,000           150,000           150,000
     Deferred employee benefits                                        (338)              652               531
                                                                -----------       -----------       -----------

Net cash (used in) provided by operating activities                (251,527)         (195,459)         (211,982)
                                                                -----------       -----------       -----------

Cash flows from investing activities:
   Purchase of property and equipment                                (6,309)           (8,888)          (15,312)
   Capitalization of intangible assets                             (134,220)         (231,844)         (153,292)
   Proceeds from sale of marketable securities                           --                --           212,611
                                                                -----------       -----------       -----------

Net cash provided by (used in) investing activities                (140,529)         (240,732)           44,007
                                                                -----------       -----------       -----------

Cash flows from financing activities:
   Proceeds from short-term notes payable                            78,500            50,000                --
   Proceeds from long-term notes payable                            100,000           200,000           400,000
                                                                -----------       -----------       -----------

Net cash provided by (used in) financing activities                 178,500           250,000           400,000
                                                                -----------       -----------       -----------

Effects of changes in exchange rates on cash                         83,672            46,099           (71,463)
                                                                -----------       -----------       -----------

Increase (decrease) in cash                                        (129,884)         (140,092)          160,562

Cash, beginning of period                                           147,681           287,773           127,211
                                                                -----------       -----------       -----------

Cash, end of period                                             $    17,797       $   147,681       $   287,773
                                                                ===========       ===========       ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                   $        --       $        --       $        --
                                                                ===========       ===========       ===========
     Income taxes                                               $        --       $        --       $        --
                                                                ===========       ===========       ===========
   Non-cash financing activities:
     Exercise of stock options in exchange for reduction
       of due to officer                                        $   900,000       $        --       $        --
                                                                ===========       ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         BIOCORAL, INC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business

      Biocoral, Inc. ("Biocoral") was incorporated under the laws of the State of Delaware on May 4, 1992. Biocoral is a holding company that conducts its operations primarily through its wholly-owned European subsidiaries. Biocoral, Inc., together with its subsidiaries, are referred to collectively herein as the "Company."

      The Company's operations consist primarily of research and development and manufacturing and marketing of patented high technology biomaterials, bone substitute materials made from coral, and other orthopedic, oral and maxillo-facial products, including products marketed under the trade name of Biocoral. Most of the Company's operations are conducted from Europe. The Company has obtained regulatory approvals to market its products throughout Europe, Canada and certain other countries. The Company owns various patents for its products which have been registered and issued in the United States, Canada, Japan, Australia and various countries throughout Europe. However, the Company has not applied for the regulatory approvals needed to market its products in the United States.

Note 2 - Liquidity

      The Company had net losses of approximately $586,400, $630,700 and $1,473,400 in 2008, 2007 and 2006, respectively. Management believes that it is likely that the Company will continue to incur net losses through at least 2009. The Company had a working capital deficiency of approximately $1,217,500, $898,400 and $495,200 at December 31, 2008, 2007 and 2006,
      respectively. The Company also had a stockholders' deficiency of approximately $3,549,500, $3,946,800 and $3,362,000 at December 31, 2008,
      2007 and 2006, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2008, 2007, 2006 and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. In March 2008, the Company received a commitment from an "accredited investor" to provide the company with funds up to $250,000, of which the Company received $128,500 in 2008 (See Note 8), and has $121,500 available for use in 2009. Management believes that these funds, together with the funds to be raised from the efforts described above, will provide sufficient working capital to operate through 2009.

Note 3 - Summary of Significant Accounting Policies

      (A) Basis of Presentation

      The accompanying consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

      (B) Principles of Consolidation

      The accompanying consolidated financial statements include all of the accounts of Biocoral, Inc. and its wholly-owned subsidiaries as of and for the years ended December 31, 2008, 2007 and 2006. All material intercompany balances and transactions have been eliminated in consolidation.

      (C) Cash and Cash Equivalents

      The Company considers cash on hand, cash in banks, certificates of deposit, time deposits and other short term securities with maturities of three months or less when purchased as cash and cash equivalents. There were no cash equivalents held by the Company at December 31, 2008, 2007 and 2006.

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

      (F) Investments in Marketable Securities

      Prior to 2006, the Company invested in European common stocks. Available-for-sale securities are carried at fair market value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' deficiency. In determining realized gains and losses, the cost of the securities sold is based upon the specific identification method. The Company reviews each marketable security to determine whether a decline in fair market value is other than temporary. If the decline is deemed other than temporary, the cost basis of the individual security is written down to the fair value as a new cost basis and the amount written down is included in operations as a realized loss.

      (G) Inventories

      Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out ("FIFO") method.

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

      (I) Investment in Limited Partnership

      The Company owns an approximately 9.3% interest in Bensenville Associates Ltd., a limited partnership, which is accounted for under the equity method of accounting. Under this method, the initial investment is recorded at cost. Subsequently, the investment is increased or decreased for the Company's pro-rata share of the partnership's income and losses. The Company's share of the loss in the partnership for the years ended December 31, 2008, 2007 and 2006 was approximately $7,700, $7,400 and $6,300, respectively, and the book value of the investment at December 31, 2008, 2007 and 2006 was $0, $0 and $4,162, respectively. However, we are not responsible for the losses in excess of our investment and therefore only approximately $0, $4,100 and $6,300 of the losses for the years ended December 31, 2008, 2007 and 2006 are included in the consolidated financial statements.

      (J) Intangible Assets

      Intangible assets consist of legal fees paid to various patent attorneys related to world-wide patent applications or litigation on existing patents. The patent costs are amortized over the shorter of the life of the patent or the estimated useful life of the technology, which ranges from 10 to 20 years, using the straight line method.

      Amortization of the intangible assets for the next five years is expected as follows:

                  2009                $68,300

                  2010                $68,300

                  2011                $68,300

                  2012                $68,300

                  2013                $68,300

        Thereafter                   $432,581

      The components of intangible assets and costs capitalized in 2008, 2007 and 2006 are as follows:

      --------------------------------------------------------------------
                                          2008         2007         2006
      --------------------------------------------------------------------
      Beginning Intangible Assets      $ 849,141    $ 617,297    $ 454,273
      --------------------------------------------------------------------
      Add: Capitalized Costs             134,221      231,844      163,024
      --------------------------------------------------------------------
      Less: Accumulated Amortization    (209,281)    (143,645)     (89,418)
      --------------------------------------------------------------------
      Net Intangible Assets            $ 774,081    $ 705,496    $ 527,879
      --------------------------------------------------------------------

      (K) Impairment of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. Management believes that there are no impaired long-lived assets at December 31, 2008, 2007 and 2006.

      (L) Income Taxes

      The Company accounts for deferred taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

      (M) Revenue Recognition

      Sales are recognized when the earnings process is complete and collectability is reasonably assured, which is usually when the goods are shipped to customers. Amounts billed related to shipping and handling are included in revenue.

      (N) Shipping and Handling Costs

      Shipping and handling costs are included in cost of sales in accordance with guidance established by the Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Costs." During 2008, 2007 and 2006, there were no material shipping and handling costs.

      (O) Research and Development

      The Company expenses all research and development costs as incurred.

      (P) Stock Based Compensation

      Effective January 1, 2006 the Company adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123R"). This statement requires us to estimate the fair value of stock-based awards exchanged for employee services and recognize compensation cost based on this fair value over the requisite service period.

      With respect to stock based compensation granted to non employees, the Company records an expense equal to the fair value of the option on the measurement date, which is the earlier of the date at which a commitment for performance is reached or the date at which the service is complete.

      (Q) Computation of Net Loss per Share

      The Company presents basic and diluted net loss per share pursuant to the provisions of SFAS No. 128, "Earnings per Share" ("SFAS 128").

      Under SFAS 128 basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares outstanding during the year. Diluted net loss per share is computed by dividing the net earnings for the year by the weighted average number of common shares and common share equivalents outstanding during the year. Common share equivalents include stock options and other convertible securities. For the years ended December 31, 2008, 2007 and 2006, the common share equivalents were not included in the diluted net loss per share computation as the effect is anti-dilutive.

      (R) Foreign Currency Translation and Transactions

      Assets and liabilities of the foreign subsidiaries are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the year. Resulting translation adjustments are recorded as accumulated other comprehensive loss which is a separate component of stockholders' deficiency.

      The change in cumulative translation adjustments during the years ended December 31, 2008, 2007 and 2006 was as follows:

      ---------------------------------------------------------------------------------------
                                                             2008         2007         2006
      ---------------------------------------------------------------------------------------
      Beginning accumulated translation adjustments       $(176,536)   $(222,635)   $(151,172)
      ---------------------------------------------------------------------------------------
      Translation adjustments for the period then ended      83,672       46,099      (71,463)
      ---------------------------------------------------------------------------------------
      Ending accumulated translation adjustments          $ (92,864)   $(176,536)   $(222,635)
      ---------------------------------------------------------------------------------------

      (S) Comprehensive Loss

      The foreign currency translation gains (losses) resulting from the translation of the financial statements of the Company's subsidiaries expressed in Euros to United States dollars are reported as other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss.

      The unrealized gains (losses), net of tax, resulting from the valuation of available-for sale securities at their fair market value at year end are reported as other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss.

      The change in accumulated unrealized gain (loss) on investments in marketable securities during the year ended December 31, 2008, 2007 and 2006 was as follows:

      -----------------------------------------------------------------------------------
                                                           2008        2007        2006
      -----------------------------------------------------------------------------------
      Beginning accumulated unrealized gain (loss) on   $      --   $      --   $(452,274)
      marketable securities
      -----------------------------------------------------------------------------------
      Unrealized gain (loss) arising during the year           --          --     452,274
      -----------------------------------------------------------------------------------
      Ending accumulated unrealized gain (loss) on      $      --   $      --   $      --
      marketable securities
      -----------------------------------------------------------------------------------

      (T) Fair Value of Financial Instruments

      The Financial Accounting Standards Board ("FASB") issued SFAS No. 107, "Disclosure about Fair Value of Financial Instruments", which requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued interest payable, approximate fair value at December 31, 2008, 2007 and 2006, due to the relatively short maturity of the instruments. The investment in limited partnership is recorded using the equity method and it is not practical to estimate the fair value of this investment without incurring excessive cost, as this investment is not publicly traded. Short-term and long-term notes payable approximates fair value based upon debt terms available for entities under similar terms.

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

      (V) Recent Accounting Pronouncements

      In December 2007 the FASB issued SFAS No. 141R "Business Combinations". FAS 141R amends and replaces FAS 141 in order to improve the relevance, representational faithfulness, and comparability of information that an entity provides in its financial reports about business combinations and its effects. This statement applies to business combinations for acquisitions with an effective date for the first fiscal period after December 15, 2008. The Company has not yet determined what the effect will be, if any, on its future financial statements.

      In December 2007 the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements". FAS 160 seeks to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. This statement is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined what the effect will be, if any, on its future financial statements.

      In March 2008 the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities". This Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect adoption of this statement to have a material effect on future financial statements.

      Management does not believe that any other recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on future financial statements.

      (W) Reclassifications

      Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

Note 4 - Investments in Marketable Securities

      In 2008 and 2007, the Company had no investments in marketable securities. During 2006, the Company classified its investments in marketable securities as available for sale, and those intended to be held for more than one year as non-current. Unrealized holding gains and losses are reported as a separate component of stockholders' deficiency as part of accumulated other comprehensive income (loss) until realized.

      In December, 2006, the Company sold all available for sale securities and recorded an actual loss of approximately $433,000. Since that date, the Company has held no marketable securities available for sale.

Note 5- Inventories

      Inventories consist of the following at December 31:

      ----------------------------------------------------------
                                    2008       2007       2006
      ----------------------------------------------------------
      Raw materials               $ 45,814   $ 50,417   $ 27,100
      ----------------------------------------------------------
      Work in process               92,039     58,749     54,700
      ----------------------------------------------------------
      Finished goods               264,523    226,609    162,900
                                   -------    -------    -------
      ----------------------------------------------------------
      Total                       $402,376   $335,775   $244,700
      ----------------------------------------------------------

Note 6 - Property and Equipment

      Property and equipment consists of the following at December 31:

      --------------------------------------------------------------------------------------
                                                            2008         2007         2006
      --------------------------------------------------------------------------------------
      Land                                               $  12,160    $  12,160    $  12,160
      --------------------------------------------------------------------------------------
      Buildings and improvements                           185,000      185,000      185,000
      --------------------------------------------------------------------------------------
      Equipment and furnishings                            231,772      232,228      223,340
                                                         ---------    ---------    ---------
      --------------------------------------------------------------------------------------
      Total                                                428,932      429,388      420,500
      --------------------------------------------------------------------------------------
      Less: Accumulated depreciation and  amortization    (407,335)    (402,640)    (395,220)
                                                         ---------    ---------    ---------
      --------------------------------------------------------------------------------------
      Net                                                $  21,597    $  26,748    $  25,280
      --------------------------------------------------------------------------------------

Note 7 - Intangible Assets

      Intangible assets consist of the following at December 31:

      --------------------------------------------------------------------
                                          2008         2007         2006
      --------------------------------------------------------------------
      Patent costs                     $ 983,362    $ 849,141    $ 617,297
      --------------------------------------------------------------------
      Less: Accumulated amortization    (209,281)    (143,645)     (89,418)
                                       ---------    ---------    ---------
      --------------------------------------------------------------------
      Intangible assets, net           $ 774,081    $ 705,496    $ 527,879
      --------------------------------------------------------------------

Note 8 - Short-Term Notes Payable

      During 2008, the company received short-term loans totaling $128,500 from "accredited investors". These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the Company's board of directors approves the issuance of additional notes.

      The short-term notes payable bear interest at 7%, are unsecured, and are due on demand.

Note 9 - Long-Term Notes Payable

      The long-term notes payable are due to "accredited investors", bear interest at 7%, are unsecured, and are due in full on December 31, 2012.

      In December 2006, the Company issued $2,700,000 (of the $3,000,000 total long-term non-convertible notes payable at December 31, 2008) in exchange for the retirement of $700,000 of 6% convertible promissory notes payable, $1,600,000 of 7% convertible promissory notes payable, and $400,000 of notes payable.

      During 2007, the Company issued additional 7% non-convertible promissory notes payable in the aggregate principal amount of $200,000 to "accredited investors" through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933 increasing the outstanding amount of new 7% non-convertible promissory notes payable to $2,900,000.

      During 2008, the company issued additional 7% non-convertible promissory notes payable in the aggregate principal amount of $100,000 to "accredited investor" through a private placement intended to be exempt from registrant pursuant to the provision of Regulation D of the Securities Act of 1933 increasing the outstanding amount of new 7% non-convertible promissory notes payable from $2,900,000 to $3,000,000.

      At the request of the Company, on February 20, 2009, the holders of the 7% non-convertible notes payable agreed to extend the due date of the notes from December 31, 2009 to December 31, 2012.

      The aggregate maturities of long-term debt at December 31, 2008 are as follows:

                     December 31,
                     -----------
                     2009                      $       --
                     ----                      ----------
                     2010                      $       --
                     ----                      ----------
                     2011                      $       --
                     ----                      ----------
                     2012                      $3,000,000
                     ----                      ----------
                     Total                     $3,000,000
                     ----                      ----------

      The 7% convertible notes described above, exchanged in December 2006, contained a feature that permitted the Company to pay the note with either cash or unregistered shares of the Company's common stock. In the case of payment in shares of common stock, the conversion of debt to equity was to be determined based on the average closing sale price of such shares for the 20 trading days immediately preceding notice. That feature constitutes an embedded derivative that is substantially equivalent to a "put" option. Such a derivative is required to be accounted for at fair value on the balance sheet, with changes in fair value included in earnings. In 2006, the Company recognized a $582,395 loss on embedded derivatives as a result of changes in fair value. The 2006 financial statements have been restated to give effect to this loss.

      The following table summarizes the components of long-term notes payable based on this accounting treatment:

                                                        2008         2007          2006
                                                    -------------------------------------
      6% convertible promissory notes payable:      $       --   $       --   $   700,000
                                                    -----------------------   -----------
      7% convertible promissory notes payable:
         Intrinsic value portion                            --           --       813,548
         Fair value portion                                 --           --     1,321,195
                                                    -----------------------   -----------
                                                                                2,134,743
                                                    -----------------------   -----------

      Total                                                 --           --     2,834,743

      Conversion to 7% non-convertible promissory
      notes payable (see table below)                       --           --    (2,834,743)

      7% non-convertible promissory notes payable    3,000,000    2,900,000     2,700,000
                                                    -----------------------   -----------

      Total                                         $3,000,000   $2,900,000   $ 2,700,000
                                                    ==========   ==========   ===========

The unrealized gain or (loss) attributable to changes in the fair value portion occurred as follows:

                                                                  2008         2007          2006
                                                              -----------------------   -----------
         Quarter ended March 31                               $       --   $       --   $     3,897
         Quarter ended June 30                                        --           --      (245,542)
         Quarter ended September 30                                   --           --      (436,519)
         Quarter ended December 31                                    --           --       (38,975)
                                                              -----------------------   -----------

         Total annual unrealized gain (loss)                          --           --      (717,138)
         Cumulative unrealized gain (loss)                            --           --      (134,743)
                                                              -----------------------   -----------

      Net unrealized and realized gain (loss)
         included in earnings                                 $       --   $       --   $  (582,395)
                                                              ==========   ==========   ===========


      The cumulative unrealized loss of $134,743 was written off as of December 31, 2006 upon conversion of the 6% and 7% convertible notes to 7% non-convertible notes

 Note 10 - Due to Officer

      Due to officer represents amounts due the Company's chief executive officer and consists of the following at December 31:

                                                  2008           2007         2006
                                               ---------    -----------    ---------
      Unpaid consulting fees pursuant to the
      Consulting Agreement                     $ 150,000    $   900,000    $ 750,000
      Unreimbursed travel and other expenses     223,192        187,192      190,937
                                               ---------    -----------    ---------
      Total                                      373,192      1,087,192      940,937
      Current portion                           (223,192)      (187,192)    (190,937)
      Non-current portion                      $ 150,000    $   900,000    $ 750,000
                                               =========    ===========    =========

      The Consulting Agreement between the Company and the Company's chief executive office provides for annual compensation of $150,000 and reimbursement of out-of-pocket expenses. The term of the agreement, which originally was three years from September 1, 1997 to August 31, 2000, has been extended to August 31, 2011. On March 31, 2008, the chief executive office exercised 90,000 (of the 100,000 granted to him on December 21, 2004) stock options at a price of $10.00 per share, or $900,000 total, in exchange for a $900,000 reduction of unpaid consulting fees due to officer.

Note 11 - Income Taxes

      At December 31, 2008, the Company had net operating loss carry forwards of approximately $12,700,000 available to reduce future Federal taxable income, which, if not used, will expire at various dates through December 31, 2028. These net operating loss carry forwards create a deferred tax asset of approximately $4,400,000. There are no other material differences between amounts used for financial reporting purposes and tax reporting purposes. Since it is more likely than not that the Company will not realize a benefit from these net operating loss carry forwards, a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

      One of the Company's European wholly owned subsidiaries has a net operating loss carry forward of approximately $5,000,000 under French tax regulations. Prior to January 1, 2004 these net operating losses could be carried forward five years to offset future taxable income but since January 1, 2004 these net operating loss carry forwards can be carried forward indefinitely to offset future taxable income. This net operating loss creates a deferred tax asset of approximately $1,700,000. There are no other material differences between amounts used for financial reporting purposes and tax reporting purposes. Since it is more likely than not that the subsidiary will not realize a benefit from these net operating loss carry forwards, a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

      Income taxes differ from the statutory rate due to the following at December 31:

       ------------------------------------------------------------------
                                         2008         2007         2006
       ------------------------------------------------------------------
      Income tax benefit at 35%       $(205,000)   $(220,000)   $(515,000)
      -------------------------------------------------------------------
      Change in valuation allowance     205,000      220,000      515,000
      -------------------------------------------------------------------
      Provision for income taxes      $      --    $      --    $      --
      -------------------------------------------------------------------

Note 12 - Stock Option Plan

      A summary of the Company's stock option activity is as follows for the years ended December 31, 2008, 2007 and 2006:

      --------------------------------------------------------------------------
                                                        Common Stock
      --------------------------------------------------------------------------
                                                               Weighted average
                                                Shares           Exercise Price
      --------------------------------------------------------------------------
      Outstanding, January 01, 2006             200,000            $  10.00
      --------------------------------------------------------------------------
      Granted                                        --
      --------------------------------------------------------------------------
      Exercised                                      --
      --------------------------------------------------------------------------
      Outstanding, December 31, 2006            200,000            $  10.00
      --------------------------------------------------------------------------
      Granted                                        --
      --------------------------------------------------------------------------
      Exercised                                      --
      --------------------------------------------------------------------------
      Outstanding, December 31, 2007            200,000            $  10.00
      --------------------------------------------------------------------------
      Granted                                        --
      --------------------------------------------------------------------------
      Exercised                                 (90,000)
      --------------------------------------------------------------------------
      Outstanding, December 31, 2008            110,000            $  10.00
      --------------------------------------------------------------------------

      The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model. A summary of the Company's stock options outstanding is as follows:

      -----------------------------------------------------------------------------------------------------------
                                       Options Outstanding                         Options Exercisable
      -----------------------------------------------------------------------------------------------------------
                                                                Weighted-                        Weighted-
                                       Weighted- Average         Average                          Average
                         Number       Remaining Contractual     Exercise         Number           Exercise
       Exercise Price  Outstanding           Life                 Price        Exercisable         Price
      -----------------------------------------------------------------------------------------------------------
           $10.00        110,000             1.00                $10.00          110,000           $10.00
      -----------------------------------------------------------------------------------------------------------

      The 110,000 options expire on December 21, 2009.

Note 13 - Segment and Geographic Information

      Information about the Company's assets and its operations in different geographic locations at December 31, 2008, 2007 and 2006 is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

      The following shows information about the Company's foreign operations at December 31, 2008, 2007 and 2006:

      ------------------------------------------------------------------------
                                        2008            2007            2006
      ------------------------------------------------------------------------
      Net Sales:
      ------------------------------------------------------------------------

      France                        $  219,800      $  222,900      $  182,800
      ------------------------------------------------------------------------

      Other European countries         248,800         181,500         139,500
      ------------------------------------------------------------------------

      Others                            30,837          59,825          85,905
      ------------------------------------------------------------------------

      Total net sales               $  499,437      $  464,225      $  408,205
      ------------------------------------------------------------------------
      Total Assets:
      ------------------------------------------------------------------------

      United States                 $  814,719      $  759,467      $  905,418
      ------------------------------------------------------------------------

      France                           600,084         652,098         419,200
      ------------------------------------------------------------------------
      Total                         $1,414,803      $1,411,565      $1,324,618
      ------------------------------------------------------------------------

Note 14 - Commitments and Contingencies

      The Company rents certain office space in Levallois (Paris region), France on a quarter to quarter basis. Rent expense for the years ended December 31, 2008, 2007 and 2006 were approximately $68,700*, $64,500* and
      $59,400*, respectively.

      *The Euro to Dollar conversions are based upon an average conversion rate of $1.47 to (euro)1.00 for 2008, $1.38 to (euro)1.00 for 2007 and $1.27 to
      (euro)1.00 for 2006. This is an average estimated over the periods indicated and is subject to fluctuation during such periods.

Note 15 - Selected Quarterly Financial Data - (Unaudited)

      The results of operations by quarter for the years ended December 31, 2008, 2007 and 2006 (Restated) are presented below (unaudited):

                                              Three Months         Three Months           Three Months             Three Months
                                                 Ended                Ended                  Ended                    Ended
                                             March 31, 2008       June 30, 2008        September 30, 2008       December 31, 2008
                                             --------------       --------------       ------------------       ------------------
Net sales                                    $      149,236       $      173,422       $           84,833       $           91,946

Cost of sales                                       116,377               94,438                   61,949                  (61,488)

          Gross Profit                               32,859               78,984                   22,884                  153,434
                                             --------------       --------------       ------------------       ------------------

             Total Operating Expenses               188,906              173,397                  148,419                  165,720
                                             --------------       --------------       ------------------       ------------------

          Loss From Operations                     (156,047)             (94,413)                (125,535)                 (12,286)
                                             --------------       --------------       ------------------       ------------------

             Total Other Income (Expense)           (55,136)             (54,746)                 (54,651)                 (33,570)
                                             --------------       --------------       ------------------       ------------------

Net (Loss) Income                                  (211,183)            (149,159)                (180,186)                 (45,856)

Other Comprehensive Income (Loss):
          Foreign translation gain (loss)            80,189                7,275                   23,305                  (27,097)
                                             --------------       --------------       ------------------       ------------------

Comprehensive (Loss) Income                  $     (130,994)      $     (141,884)      $         (156,881)      $          (72,953)
                                             ==============       ==============       ==================       ==================

                                             Three Months         Three Months           Three Months             Three Months
                                                Ended                Ended                  Ended                    Ended
                                            March 31, 2007       June 30, 2007        September 30, 2007       December 31, 2007
                                            --------------       --------------       ------------------       ------------------
Net sales                                   $      149,500       $       93,276       $          105,124       $          116,325

Cost of sales                                       60,400               64,489                   40,374                   80,569

          Gross Profit                              89,100               28,787                   64,750                   35,756
                                            --------------       --------------       ------------------       ------------------

             Total Operating Expenses              146,462              161,303                  169,145                  179,692
                                            --------------       --------------       ------------------       ------------------

          Loss From Operations                     (57,362)            (132,516)                (104,395)                (143,936)
                                            --------------       --------------       ------------------       ------------------

             Total Other Income (Expense)          (44,102)             (52,306)                 (58,314)                 (37,754)
                                            --------------       --------------       ------------------       ------------------

Net (Loss) Income                                 (101,464)            (184,822)                (162,709)                (181,690)

Other Comprehensive Income (Loss):
          Foreign translation gain (loss)            4,983               (1,865)                  17,977                   25,004
                                            --------------       --------------       ------------------       ------------------

Comprehensive (Loss) Income                 $      (96,481)      $     (186,687)      $         (144,732)      $         (156,686)
                                            ==============       ==============       ==================       ==================


                                            Three Months         Three Months           Three Months             Three Months
                                                Ended                Ended                  Ended                    Ended
                                            March 31, 2006       June 30, 2006        September 30, 2006       December 31, 2006
                                              (Restated)           (Restated)             (Restated)               (Restated)
                                            --------------       --------------       ------------------       ------------------
Net sales                                   $       70,900       $       91,800       $           88,800       $          156,705

Cost of sales                                       47,800               64,200                   75,100                  (65,856)

     Gross Profit                                   23,100               27,600                   13,700                  222,561
                                            --------------       --------------       ------------------       ------------------

        Total Operating Expenses                   165,910              149,491                  145,236                   96,065
                                            --------------       --------------       ------------------       ------------------

     Loss From Operations                         (142,810)            (121,891)                (131,536)                 126,496
                                            --------------       --------------       ------------------       ------------------

        Total Other Income (Expense)               (47,711)            (296,070)                (480,634)                (379,269)
                                            --------------       --------------       ------------------       ------------------

Net (Loss) Income                                 (190,521)            (417,961)                (612,170)                (252,773)

Other Comprehensive Income (Loss):
     Foreign translation gain (loss)                27,517               (9,184)                   1,223                  (91,019)
     Unrealized gain (loss) on marketable
     securities                                      8,765              (25,935)                  39,286                  430,159
                                            --------------       --------------       ------------------       ------------------

Comprehensive (Loss) Income                 $    (154,.239)      $     (453,080)      $         (571,661)      $           86,367
                                            ==============       ==============       ==================       ==================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008 at the reasonable assurance level.

(b) Management's Report on Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management's assessment of the effectiveness of its internal control over financial reporting as of December 31, 2007 as part of this report. The Company's independent registered public accounting firm also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Management's report and the independent registered public accounting firm's attestation report are included in Item 8 hereof, of this report and are incorporated herein by reference.

(c) Changes in Internal Control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Item 9B. Other Information.

None.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

The following persons are our executive officers and directors:

Name                       Age            Positions with our Company
----                       ---            --------------------------

Nasser Nassiri             45             President, Chief Executive Officer and
                                          Chairman of the Board

Yuhko Grossman             44             Secretary, Treasurer and Director

Jean Darondel              66             Director

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

Ms. Yuhko Grossman has been our Secretary, Treasurer and a director since 1999. Ms. Grossman has spent over ten years working with the largest retail pharmaceutical chain in Canada, where her responsibilities included the restructuring and implementation of new management and information systems following corporate buy-outs. Prior to 2004 Ms. Grossmann was serving as independent consultant to various portfolios in Europe. Ms. Grossmann then earned her MBA in finance in Monaco. Since 2008, Ms. Grossmann has been Vice President, Investment Banking of Haywood Securities (UK) Limited.

Dr. Jean Dardonel is a member of our board of directors. Dr. Jean Darondel was co-founder of Inoteb and was its President General until March 18, 2003. He is an active member of different scientific committees. Dr. Darondel is known for his research in the field of veterinary medicine and business development in the medical/pharmaceutical fields.

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

Mr. Roland Schmitthauesler is currently part of the National Center of Blood Transfusion in France. He is the former Chief of the Laboratory of the Plasma Unit at the CRTS in Strasburg. Mr. Roland Schmitthauesler has been associated with the development of the Company's autologous glue since 1991.

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

Audit Committee/Audit Committee Financial Expert

We have not yet formed an audit committee of our board of directors since we are not required to do so under the rules of the OTC Bulletin Board and we have only one non-executive director on our board. In addition, we currently do not have an audit committee financial expert because we do not believe that the cost of retaining such an expert outweighs the benefit of having one given the size of our company and the simplicity of our operations.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our management compensation consists primarily stock options and, to a lesser extent, cash. We believe that through issuance of options, we are able to retain our management without using our limited cash resources.

Presently, none of our executive officers receive any salary. However, on September 1, 1997, we entered into a Consulting Agreement with Nasser Nassiri, our President, CEO and Chairman, pursuant to which Mr. Nassiri serves as such. The agreement, which was originally for a three year term, provided for base compensation of $150,000 per annum, reimbursement of certain expenses and for a payment of two years' compensation thereunder in the event of a change in control of the Company. The agreement was renewed, on the same terms, in 2000 for an additional two years until August 30, 2002. In 2002, it was again renewed for an additional three years to August 2005 and, in August 2005, for an additional three year to August 2008. In the year ended December 31, 2008, to help the Company's cash position, the president has deferred receipt of any cash compensation for 2008 pursuant to his consulting agreement. In 2008, Mr. Nassiri applied amounts from prior years' deferred cash compensation to the exercise of his then-outstanding options to purchase 90,000 share of our common stock.

Under our compensation structure, Mr. Nassiri is entitled to significantly more compensation than our Secretary/Treasurer and our other non-executive director. This compensation difference reflects the fact that Mr. Nassiri devotes significantly more time to the affairs of the company than do the other directors. Also, prior to the exercise of his options for share of our common stock Mr. Nassiri had not received the majority of this amount for the past seven years. Mr. Nassiri is also the President and CEO of Biocoral France, our wholly-owned subsidiary through which we conduct most of our operations including all product sales. He is also the President of Bio Holdings our wholly-owned subsidiary which holds all of our patents. Mr. Nassiri conducts these activities on behalf of the company and does not receive any additional compensation for this work.

      The following table lists amounts due to Mr. Nassiri at December 31:

      -------------------------------------------------------------------------------------------
                                                      2008              2007              2006
      -------------------------------------------------------------------------------------------
      Unpaid consulting fees pursuant to the      $   150,000       $   900,000       $   750,000
      Consulting Agreement
      -------------------------------------------------------------------------------------------
      Unreimbursed travel and other expenses          223,192           187,192           190,937
      --------------------------------------          -------           -------           -------
      -------------------------------------------------------------------------------------------
      Total                                           373,192         1,087,192           940,937
      -------------------------------------------------------------------------------------------
      Current portion                             $  (223,192)      $  (187,192)      $  (190,937)
      -------------------------------------------------------------------------------------------
      Non-current portion                         $   150,000       $   900,000       $   750,000
      -------------------------------------------------------------------------------------------

The Consulting Agreement between the company and Mr. Nassiri provides for annual compensation of $150,000 and reimbursement of out-of-pocket expenses. The term of the agreement, which originally was three years from September 1, 1997 to August 31, 2000, has been extended to August 31, 2011. On March 31, 2008, Mr. Nassiri exercised 90,000 of the 100,000 stock options granted to him on December 21, 2004 at a price of $10.00 per share, or $900,000 total, in exchange for a $900,000 reduction of unpaid consulting fees due to officer.

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

On March 31, 2008, Mr. Nassiri exercised 90,000 of the 100,000 stock options granted to him on December 21, 2004.

Aggregate Option Exercises and Fiscal Year-End Option Values

The following table lists the number of securities underlying unexercised options at December 31, 2008.

------------------------------------------------------------------------------------------------------------------
                                                                                NUMBER OF
                                                                                SECURITIES           VALUE OF
                                                                                UNDERLYING         UNEXERCISED
                                                                               UNEXERCISED         IN-THE-MONEY
                                                                                 OPTIONS            OPTIONS AT
                                             SHARES                             AT FY-END              FY-END
                                            ACQUIRED             VALUE         EXERCISABLE/         EXERCISABLE/
               NAME                        ON EXERCISE         REALIZED       UNEXERCISABLE        UNEXERCISABLE
               ----                        -----------         --------       -------------        -------------
------------------------------------------------------------------------------------------------------------------
Nasser Nassiri...................            90,000               --             10,000/ --          400,000/ --
------------------------------------------------------------------------------------------------------------------
Jean Darondel....................              --                 --             50,000/ --         2,000,000/ --
------------------------------------------------------------------------------------------------------------------
Yuhko Grossman...................              --                 --             50,000/ --         2,000,000/ --
------------------------------------------------------------------------------------------------------------------

Director Compensation

Our directors do not receive cash compensation for their services as directors, but are reimbursed for travel and all reasonable out-of-pocket expenses incurred in connection with each board meeting attended or other company services.

The following table lists the amount and type of compensation received by each of our directors for the fiscal year ended December 31, 2008:

----------------------------------------------------------------------------------------------------------------------------
                                                      Director Compensation
----------------------------------------------------------------------------------------------------------------------------
                                                                                Change in
                                                                                 Pension
                                                                                Value and
                                                              Non-Equity       Nonqualified
                      Fees Earned                             Incentive          Deferred            All
                      or Paid in      Stock      Option          Plan          Compensation         Other
       Name              Cash         Awards     Awards      Compensation        Earnings        Compensation       Total
----------------------------------------------------------------------------------------------------------------------------
Nasser Nassiri......   $150,000        --         --             --                --                --          $150,000
----------------------------------------------------------------------------------------------------------------------------

Jean Darondel.......      --           --         --             --                --                --              --
----------------------------------------------------------------------------------------------------------------------------

Yuhko Grossman......      --           --         --             --                --                --              --
----------------------------------------------------------------------------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 2, 2009 by:

      o all persons who are beneficial owners of five percent (5%) or more of our common stock;

      o     each of our directors;

      o     each of our named executive officers; and

      o     all current directors and executive officers as a group.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 2, 2009 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

-----------------------------------------------------------------------------------------------------------------------
                                                                             AMOUNT AND NATURE
                                                                               OF BENEFICIAL
                                                                              OWNERSHIP AS OF           PERCENT OF
NAME AND ADDRESS OF BENEFICIAL                                                    March 2,               SHARES IN
OUTSTANDING OWNER                                    TITLE OF CLASS                2009                   CLASS(5)
-----------------                                    --------------                ----                   --------
-----------------------------------------------------------------------------------------------------------------------
Jean Darondel................................         Common Stock               50,000(1)                   *
   38 rue Anatole France,
   92594 Levallois Perret Cedex, France
-----------------------------------------------------------------------------------------------------------------------
Yuhko Grossman...............................         Common Stock               50,000(2)                   *
   38 rue Anatole France,
   92594 Levallois Perret Cedex, France
-----------------------------------------------------------------------------------------------------------------------
Nasser Nassiri...............................         Common Stock               100,000(3)                  *
   38 rue Anatole France,
   92594 Levallois Perret Cedex, France
-----------------------------------------------------------------------------------------------------------------------
All officers and directors                            Common Stock               200,000(4)                  *
as a group
-----------------------------------------------------------------------------------------------------------------------

*- Indicates less than 1%

(1) Includes for Mr. Darondel options to purchase 50,000 shares of common stock, which are exercisable at $10 per share.

(2) Includes for Ms. Grossman, options to purchase 50,000 shares of common stock, which are exercisable at $10 per share.

(3) Includes for Mr. Nassiri, options to purchase 10,000 shares of common stock, which are exercisable at $10 per share.

(4) The issuance of options to the officers and directors were not approved by our shareholders.

(5) Based upon 11,443,787 shares of common stock outstanding.

       Securities Authorized for Issuance Under Equity Compensation Plans

Other than those listed on the table above, we do not have any equity securities outstanding or authorized for issuance pursuant to any equity compensation plans.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services.

Audit Fees for 2008

Our principal accountant for year ended December 31, 2008 is Michael T. Studer CPA P.C. We have not yet been billed for their services rendered in connection with the audit of our 2008 consolidated financial statements. However, as of the date of this report, we have paid them $9,750 as a retainer fee.

Our principal accountant during 2008 was Moore & Associates, Chartered. For services rendered in connection with the review of our unaudited consolidated financial statements for filing with our Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 2008, June 30, 2008 and September 30, 2008, we have paid them $9,000.

Audit Fees for 2007

Our principal accountant for year ended December 31, 2007 was Moore & Associates, Chartered. For services rendered in connection with the audit of our 2007 consolidated financial statements, we have paid them $12,500.

We also paid Moore & Associates, Chartered, approximately $7,500 for services in connection with the review of our unaudited consolidated financial statements for filing with our Quarterly Reports on Form 10-Q for the three-month periods ended March 31, June 30, and September 30, 2007.

                                     PART IV

Item 15. Exhibits and Reports on Form 8-K.

(a) Unless otherwise indicated, the following is a list of exhibits filed as a part of this annual report:

----------------------------------------------------------------------------------------------------------------------

Exhibit Number    Description of Document
----------------------------------------------------------------------------------------------------------------------
3.1               Certificate of Incorporation, as amended(1)(2)
----------------------------------------------------------------------------------------------------------------------

3.2               By-laws (1)
----------------------------------------------------------------------------------------------------------------------

3.3               Certificate of Amendment to Certificate of Incorporation(4)
----------------------------------------------------------------------------------------------------------------------

3.4               Certificate of Amendment to Certificate of Incorporation(4)
----------------------------------------------------------------------------------------------------------------------

4.1               Form of Company's 3 year 7% Convertible Redeemable Debenture due December 31, 2006(4)
----------------------------------------------------------------------------------------------------------------------

4.2               Form of Option Agreement(3)(4)
----------------------------------------------------------------------------------------------------------------------

4.3               Form of Company's 3 Year 7 Percent Non-Convertible Promissory Note Due December 31, 2009(5)
----------------------------------------------------------------------------------------------------------------------

10.1              Consulting Agreement between the Company and Mr. Nasser Nassiri(6)
----------------------------------------------------------------------------------------------------------------------

31                Certification of Nasser Nassiri pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------------------------------------------------------------------------------------------------------------------

32                Certification of Nasser Nassiri pursuant to Rule 13a-14(a)
----------------------------------------------------------------------------------------------------------------------

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

(2) Incorporated by reference from Amendment No.1 to the Company's Form 10-SB filed with the Commission on April 18, 1994.

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 17, 1998.

(4) Incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-KSB/A filed May 19, 2005.

(5) Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K filed March 30, 2007.

(6) Incorporated by reference to Exhibit No. 10.30 to Form 10-KSB for the year ended December 31, 1997, filed on April 17, 1998.

(a) During the fourth quarter of 2008, we filed no current reports on Form 8-K.

On January 26, 2009, we filed a report on Form 8-K in connection to Item 4.01 Changes in Registrant's Certifying Accountant.

On February 17, 2009, we filed a report on Form 8-K in connection to Item 4.01 Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on March 31, 2009.

                                     BIOCORAL, INC

                                     By: /s/ Nasser Nassiri
                                        -------------------
                                         Nasser Nassiri
                                         President, Chief Executive Officer
                                         and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

-----------------------------------------------------------------------------------------------------
Signature                               Title                                     Date
-----------------------------------------------------------------------------------------------------
/s/ Nasser Nassiri                      President, Chief Executive Officer        March 31, 2009
------------------                      and Chairman of the Board of Directors
     Nasser Nassiri                     (Principal Executive Officer and
                                        Principal Accounting Officer)

-----------------------------------------------------------------------------------------------------
/s/ Yuhko Grossman                      Secretary, Treasurer and Director         March 31, 2009
------------------
     Yuhko Grossman

-----------------------------------------------------------------------------------------------------
/s/ Jean Darondel                       Director                                  March 31, 2009
------------------
     Jean Darondel
-----------------------------------------------------------------------------------------------------