Form 10-Q
period 2009-03-31
BIOCORAL INC
filed 2009-05-08
CIK 919605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2009

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). |_| Yes |_| No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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

                         BIOCORAL, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                                                         Page
--------------------------------------------------------------------------------------------------------------
PART I    FINANCIAL INFORMATION
--------------------------------------------------------------------------------------------------------------
Item 1.   FINANCIAL STATEMENTS.                                                                          1
--------------------------------------------------------------------------------------------------------------
          CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009                                     1
          (UNAUDITED) AND DECEMBER 31, 2008.
--------------------------------------------------------------------------------------------------------------
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND                                            2
          COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND
          2008 (UNAUDITED).

--------------------------------------------------------------------------------------------------------------
          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'                                  3
          DEFICIENCY FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)
          AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007.

--------------------------------------------------------------------------------------------------------------
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE                                  4
          MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED).
--------------------------------------------------------------------------------------------------------------
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                               5-9
--------------------------------------------------------------------------------------------------------------
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                                10
          RESLUTS OF OPERATIONS.
--------------------------------------------------------------------------------------------------------------
Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.                                    12
--------------------------------------------------------------------------------------------------------------
Item 4.   CONTROLS AND PROCEDURES.                                                                       13
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------
PART II   OTHER INFORMATION                                                                              13
--------------------------------------------------------------------------------------------------------------
Item 1.   LEGAL PROCEEDINGS.                                                                             13
--------------------------------------------------------------------------------------------------------------
Item 1A.  RISK FACTORS.                                                                                  13
--------------------------------------------------------------------------------------------------------------
Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.                                   13
--------------------------------------------------------------------------------------------------------------
Item 3.   DEFAULTS UPON SENIOR SECURITIES.                                                               13
--------------------------------------------------------------------------------------------------------------
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                           13
--------------------------------------------------------------------------------------------------------------
Item 5.   OTHER INFORMATION.                                                                             13
--------------------------------------------------------------------------------------------------------------
Item 6.   EXHIBITS.                                                                                      14
--------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                              ASSETS

                                                                     March 31,      December 31,
                                                                        2009            2008
                                                                    ------------    ------------
                                                                    (Unaudited)
Current Assets:
   Cash                                                             $      8,386    $     17,797
   Accounts receivable, net of allowance for doubtful accounts           157,370         147,085
   Inventories                                                           412,696         402,376
   Prepaid expenses and other current assets                               4,766          23,707
                                                                    ------------    ------------

     Total Current Assets                                                583,218         590,965

Property and equipment, net                                               22,305          21,597
Restricted cash held in escrow                                             9,512           9,512
Intangible assets, net                                                   807,354         774,081
Other assets                                                              17,911          18,648
                                                                    ------------    ------------

     Total Assets                                                   $  1,440,300    $  1,414,803
                                                                    ============    ============

                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current  Liabilities:
   Accounts payable                                                 $    856,151    $    810,510
   Short-term bank borrowings                                              7,315          13,777
   Short-term notes payable                                              150,000         128,500
   Current portion due to officer                                        232,192         223,192
   Accrued interest payable                                              687,569         632,444
                                                                    ------------    ------------

     Total Current Liabilities                                         1,933,227       1,808,423

Due to officer, net of current portion                                   187,500         150,000
Long-term debt, net of current portion                                 3,000,000       3,000,000
Deferred employee benefits                                                 5,589           5,845
                                                                    ------------    ------------

       Total Liabilities                                               5,126,316       4,964,268
                                                                    ------------    ------------

Commitments and contingencies

Stockholders' Deficiency:
   Preferred stock, par value $.001 per share; 1,000,000 shares
     authorized; none issued                                                  --              --
   Common Stock; $.001 par value;  100,000,000 shares authorized;
     11,443,787 shares issued and outstanding March 31, 2009
     11,443,787 shares issued and outstanding December 31, 2008           11,444          11,444
   Additional paid-in capital                                         18,800,000      18,800,000
   Accumulated other comprehensive loss                                  (86,325)        (92,864)
   Accumulated deficiency                                            (22,411,135)    (22,268,045)
                                                                    ------------    ------------

     Total Stockholders' Deficiency                                   (3,686,016)     (3,549,465)
                                                                    ------------    ------------

     Total Liabilities and Stockholders' Deficiency                 $  1,440,300    $  1,414,803
                                                                    ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                       Three Months Ended
                                                             March 31,
                                                       2009            2008
                                                   ------------    ------------
                                                           (Unaudited)

Net sales                                          $    115,341      $ 149,2361
Cost of sales                                            36,878         116,377
                                                   ------------    ------------

   Gross Profit                                          78,463          32,859
                                                   ------------    ------------

Operating Expenses:
   Research and development                              13,440          16,099
   Consulting and professional fees                      59,148          67,557
   Depreciation and amortization                         21,982          18,435
   Administrative expenses                               77,694          86,815
                                                   ------------    ------------

     Total Operating Expenses                           172,264         188,906
                                                   ------------    ------------

   Loss From Operations                                 (93,801)       (156,047)
                                                   ------------    ------------

Other Income (Expense):
   Interest, net                                        (58,292)        (50,657)
   Other                                                  9,003          (4,479)
                                                   ------------    ------------

     Total Other Income (Expense)                       (49,289)        (55,136)
                                                   ------------    ------------

Loss before provision for income taxes                 (143,090)       (211,183)

Provision For Income Taxes                                   --              --
                                                   ------------    ------------

Net Loss                                               (143,090)       (211,183)

Other Comprehensive Income (Loss):
   Foreign translation gain (loss)                        6,539          80,189
                                                   ------------    ------------

Comprehensive Loss                                 $   (136,551)   $   (130,994)
                                                   ============    ============

Basic and diluted net loss per common share        $      (0.01)   $      (0.02)
                                                   ============    ============

Basic and diluted weighted average number
        of common shares outstanding                 11,443,787      11,354,787
                                                   ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED) AND FOR THE YEARS ENDED
                           DECEMBER 31, 2008 AND 2007

                                                                                           Accumulated
                                                    Common Stock                              Other                       Total
                                               ------------------------    Additional     Comprehensive  Accumulated   Stockholders'
                                                 Shares       Amount     Paid-in Capital      Loss       Deficiency     Deficiency
                                               -----------   ----------  ---------------  -------------  ------------  -------------
Balance, January 1, 2007                        11,353,817       11,354      17,900,090      (222,635)   (21,050,976)   (3,362,167)

Other comprehensive income (loss) - foreign
 currency translation gain                              --           --              --        46,099             --        46,099

Adjustment for redemption of fractional shares         (30)          --              --            --             --            --

Net loss                                                --           --              --            --       (630,685)     (630,685)
                                               -----------   ----------    ------------    ----------   ------------   -----------

Balance, December 31, 2007                      11,353,787       11,354      17,900,090      (176,536)   (21,681,661)   (3,946,753)

Other comprehensive income (loss) - foreign
 currency translation gain                              --           --              --        83,672             --        83,672

Exercise of stock options                           90,000           90         899,910            --             --       900,000

Net loss                                                --           --              --            --       (586,384)     (586,384)
                                               -----------   ----------    ------------    ----------   ------------   -----------

Balance, December 31, 2008                      11,443,787       11,444      18,800,000       (92,864)   (22,268,045)   (3,549,465)

Other comprehensive income (loss) - foreign
 currency translation gain                              --           --              --         6,539             --         6,539

Net loss                                                --           --              --            --       (143,090)     (143,090)
                                               -----------   ----------    ------------    ----------   ------------   -----------

Balance, March 31, 2009                         11,443,787   $   11,444    $ 18,800,000    $  (86,325)  $(22,411,135)  $(3,686,016)
                                               ===========   ==========    ============    ==========   ============   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        BIOCORAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended
                                                                        March 31,
                                                                  2009           2008
                                                              -----------    -----------
                                                                      (Unaudited)
Cash flows from operating activities:
    Net loss                                                  $  (143,090)   $  (211,183)
    Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
        Depreciation and amortization                              21,982         18,435
      Accounts receivable                                         (10,285)       (15,310)
      Inventories                                                 (10,320)         5,985
      Prepaid expenses and other current assets                    18,941         16,931
      Other assets                                                    737         (4,422)
      Accounts payable                                             45,641         25,258
      Short-term bank borrowings                                   (6,462)            --
      Current portion due to officer                                9,000          9,000
      Accrued interest payable                                     55,125         50,750
      Due to officer, net of current portion                       37,500         37,500
      Deferred employee benefits                                     (256)           458
                                                              -----------    -----------

Net cash (used in) provided by operating activities                18,513        (66,598)
                                                              -----------    -----------

Cash flows from investing activities:
    Purchase of property and equipment                             (3,034)        (4,712)
    Capitalization of intangible assets                           (52,929)       (90,604)
                                                              -----------    -----------

Net cash provided by (used in) investing activities               (55,963)       (95,316)
                                                              -----------    -----------

Cash flows from financing activities:
    Proceeds from short -term notes payable                        21,500             --
                                                              -----------    -----------

Net cash provided by (used in) financing activities                21,500             --
                                                              -----------    -----------

Effects of changes in exchange rates on cash                        6,539         80,189
                                                              -----------    -----------

Increase (decrease) in cash                                        (9,411)       (81,725)

Cash, beginning of period                                          17,797        147,681
                                                              -----------    -----------

Cash, end of period                                           $     8,386    $    65,956
                                                              ===========    ===========

Supplemental Disclosures of Cash Flow Information:
    Cash paid during the year for:
      Interest                                                $        --    $        --
                                                              ===========    ===========
      Income taxes                                            $        --    $        --
                                                              ===========    ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         BIOCORAL, INC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2009 (UNAUDITED)

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

Note 2 - Liquidity

      The Company had net losses of approximately $143,100 and $211,200 for the three months ended March 31, 2009 and 2008, respectively. The Company had a working capital deficiency of approximately $1,350,000 and $1,072,800 at March 31, 2009 and 2008 respectively. The Company also had a stockholders' deficiency of approximately $3,686,000 and $3,177,700 at March 31, 2009 and 2008 respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2008, 2007, 2006 and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. . In March 2008, the Company received a written confirmation from an existing, "accredited investor" indicating the investor's intent to provide the Company with funds of up to $250,000. Through March 31, 2009, the Company has received a total of $150,000 of such funds (Note 6). Management believes that these funds, together with the funds to be raised from the efforts described above, will provide sufficient working capital to operate through 2009.

      Note 3 - Summary of Significant Accounting Policies

      (A) Basis of Presentation

      The accompanying consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

      (B) Principles of Consolidation

      The accompanying condensed consolidated financial statements include all of the accounts of Biocoral, Inc. and its wholly-owned subsidiaries as of March 31, 2009 and December 31, 2008 and for the periods ended March 31, 2009 and 2008. All material intercompany balances and transactions have been eliminated in consolidation.

      (C) Interim Condensed Consolidated Financial Statements

      The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the full year.

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

      (F) Per Share Data

      Basic and diluted net loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.

      (G) Recent Accounting Pronouncements

      In December 2007 the FASB issued SFAS No. 141R "Business Combinations". FAS 141R amends and replaces FAS 141 in order to improve the relevance, representational faithfulness, and comparability of information that an entity provides in its financial reports about business combinations and its effects. This statement applies to business combinations for acquisitions with an effective date for the first fiscal period after December 15, 2008. Adoption of this statement has not had any effect on the Company's Condensed Consolidated Financial Statements for the three months ended March 31, 2009.

      In December 2007 the FASB issued SFAS No. 160 "Non controlling Interests in Consolidated Financial Statements". FAS 160 seek to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. This statement is effective for fiscal years beginning after December 15, 2008. Adoption of this statement has not had any effect on the Company's Condensed Consolidated Financial Statements for the three months ended March 31, 2009.

      In March 2008 the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities". This Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Adoption of this statement has not had any effect on the Company's Condensed Consolidated Financial Statements for the three months ended March 31, 2009.

      Management does not believe that any other recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on future financial statements.

Note 4 - Inventories

Inventories consist of:

       -----------------------------------------------------------------------
                                      March 31, 2009        December 31, 2008
       -----------------------------------------------------------------------

       Raw materials                   $      41,657            $      45,814
       -----------------------------------------------------------------------
       Work in process                        37,262                   92,039
                                       -------------            -------------
       -----------------------------------------------------------------------
       Finished goods                        333,777                  264,523
                                       -------------            -------------
       -----------------------------------------------------------------------
       Total                           $     412,696            $     402,376
                                       =============            =============
       -----------------------------------------------------------------------

Note 5 - Intangible Assets, Net

Intangible assets, net, consist of:

       -----------------------------------------------------------------------
                                       March 31, 2009       December 31, 2008
       -----------------------------------------------------------------------

       Patent costs                    $   1,036,291            $     983,362
       -----------------------------------------------------------------------
       Less accumulated amortization        (228,937)                (209,281)
                                       -------------            -------------
       -----------------------------------------------------------------------
       Intangible assets, net          $     807,354            $     74,081
       -----------------------------------------------------------------------

Note 6 - Short-Term Notes Payable

      During 2008 and 2009, the Company received short-term loans totaling $150,000 from "accredited investors". These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the Company's board of directors approves the issuance of additional notes.

      The short-term notes payable bear interest at 7%, are unsecured, and are due on demand.

Note 7 - Long-Term Notes Payable

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

      The aggregate maturities of long-term debt at March 31, 2009 are as follows:

                   December 31,
                   ------------
                   2009                            $       --
                   ------------                    ----------
                   2010                                    --
                   ------------                    ----------
                   2011                                    --
                   ------------                    ----------
                   2012                             3,000,000
                   ------------                    ----------
                   Total                           $3,000,000
                   ------------                    ----------

Note 8 - Due to Officer

      Due to officer represents amounts due the Company's chief executive officer and consists of the following;

       -------------------------------------------------------------------------------------
                                                           March 31, 2009  December 31, 2008
       -------------------------------------------------------------------------------------
       Unpaid consulting fees pursuant to the
       Consulting Agreement                                $     187,500      $     150,000
       -------------------------------------------------------------------------------------
       Unreimbursed travel and other expenses                    232,192            223,192
                                                           -------------      -------------
       -------------------------------------------------------------------------------------
       Total                                                     419,692            373,192
       -------------------------------------------------------------------------------------
       Current portion                                          (232,192)          (223,192)
       -------------------------------------------------------------------------------------
       Non-current portion                                 $     187,500      $     150,000
                                                           =============      =============
       -------------------------------------------------------------------------------------

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

Note 9 - Stock Option Plan

      A summary of the Company's stock option activity is as follows:

     ----------------------------------------------------------------------
                                                     Common Stock
     ----------------------------------------------------------------------
                                                           Weighted average
                                              Shares        Exercise Price
     ----------------------------------------------------------------------
     Outstanding, January 01, 2007           200,000            $ 10.00
     ----------------------------------------------------------------------
     Granted                                      --
     ----------------------------------------------------------------------
     Exercised                                    --
     ----------------------------------------------------------------------
     Outstanding, December 31, 2007          200,000            $ 10.00
     ----------------------------------------------------------------------
     Granted                                      --
     ----------------------------------------------------------------------
     Exercised                               (90,000)
     ----------------------------------------------------------------------
     Outstanding, December 31, 2008          110,000            $ 10.00
     ----------------------------------------------------------------------
     Granted                                      --
     ----------------------------------------------------------------------
     Exercised                                    --
     ----------------------------------------------------------------------
     Outstanding, March 31, 2009             110,000            $ 10.00
     ----------------------------------------------------------------------

      The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model. A summary of the Company's stock options outstanding is as follows:

           --------------------------------------------------------------------------------------------------------
                                             Options Outstanding                          Options Exercisable
           --------------------------------------------------------------------------------------------------------
                                                                        Weighted-                       Weighted-
                                               Weighted- Average         Average                         Average
                              Number         Remaining Contractual      Exercise        Number          Exercise
              Exercise   Price Outstanding           Life                 Price       Exercisable         Price
           --------------------------------------------------------------------------------------------------------
               $ 10.00        110,000                0.75                $ 10.00         110,000          $ 10.00
           --------------------------------------------------------------------------------------------------------

      The 110,000 options expire on December 21, 2009.

Note 10 - Segment and Geographic Information

      Information about the Company's assets and its operations in different geographic locations is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

      The following shows information about the Company's foreign operations;

      --------------------------------------------------------------------
                                           March 31, 2009   March 31, 2008
                                            (Unaudited)      (Unaudited)
      --------------------------------------------------------------------
      Net Sales:
      --------------------------------------------------------------------
      France                               $       40,200   $       65,980
      --------------------------------------------------------------------
      Other European countries                     66,500           64,620
      --------------------------------------------------------------------
      Others                                        8,641           18,636
      --------------------------------------------------------------------
      Total net sales                      $      115,341   $      149,236
      --------------------------------------------------------------------
      Total Assets:
      --------------------------------------------------------------------
                                           March 31, 2009    December 31,
                                            (Unaudited)          2008
      --------------------------------------------------------------------
      United States                        $      833,482   $      814,719
      --------------------------------------------------------------------
      France                                      606,818          600,084
      --------------------------------------------------------------------
      Total                                $    1,440,300   $    1,414,803
      --------------------------------------------------------------------

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

You should read the following Management's Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and in conjunction with our discussion and analysis in our audited annual report on Form 10-K for the year ended December 31, 2008 which we filed on March 31, 2009.

            Summary of Significant Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, property and equipment, stock based compensation and contingencies. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The assumptions and bases for estimates used in preparing our condensed consolidated financial statements are set forth as significant accounting policies in Note 3 of the notes to the condensed consolidated financial statements included in this quarterly report and are summarized below:

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

We owned through our wholly-owned subsidiary twelve additional patent titles, covering our technologies which have been granted by various countries official government patent office, including most European Union countries, Canada, Australia, and Japan and in the United States by the US Department of Commerce Patent and Trademark Office. The cost of acquisition, expenses incurred on most of our approved patents and on the successful defenses of most of these patents are fully amortized in our subsidiary financial statement and are not included in Intangible Assets in our financial statement.

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

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008.

As discussed below, our operations are conducted outside the United States of America. The functional currency of our French subsidiaries is the Euro and not the US Dollar. However, our financial statements, as well as the following discussion regarding our results of operations are expressed in U.S. dollars. Accordingly, part of the variance in revenues and expenses discussed below is due to the fluctuating exchange rates in addition to the other factors discussed.

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $115,300 for the three months ended March 31, 2009, a decrease of approximately $33,900, or 22.7% from approximately $149,200 for the three months ended March 31, 2008,. The net sales in Euros totalled approximately (euro)89,300 for the three months ended March 31, 2009, a decrease of approximately (euro)8,400, or 8.6%, from approximately (euro)97,700 for the three months ended March 31, 2008. This decrease is attributable to a decrease in sales of products in the craino-maxillo-facial surgery area in France.

Cost of sales was approximately $ 36,900 for the three months ended March 31, 2009, a decrease of approximately $79,500, or 68%, from approximately $116,400 for the three months ended March 31, 2008. The gross profit percentage for the three months ended March 31, 2009 and 2008 was approximately $78,500 or 68% and $32,900 or 22%, respectively. The increase in our gross margin during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily due to the sale of higher margin products in 2009 compared to 2008.

Research and development expenses were approximately $13,400 for the three months ended March 31, 2009, a decrease of approximately $2,700, or 17%, from approximately $16,100 for the three months ended March 31, 2008. This decrease is principally due to decrease of our research and development activities in the three months ended March 31, 2009 relating to our development of a new generation of products.

Consulting and professional fees were approximately $59,100 for the three months ended March 31, 2009, a decrease of approximately $8,500, or 13% from approximately $67,600 for the three months ended March 31, 2008. This decrease is principally due to the decrease in various professional fees.

Administrative expenses were approximately $77,700 for the three months ended March 31, 2009 a decrease of approximately $9,100, or 10%, from approximately $86,800 for the three months ended March 31, 2008. This decrease is primarily attributable to lower administrative compensation in 2009 compared to 2008.

Total other income (expense) was an expense of approximately $49,300 for the three months ended March 31, 2009 a decrease of approximately $5,800, or 11%, from an expense of approximately $55,100 for the three months ended March 31, 2008. This decrease resulted primarily from an increase in other income of $13,482, offset partially by a $7,635 increase in interest expense.

As a result of the above, our net loss for the three months ended March 31, 2009 totalled approximately $143,100 or $.01 per share compared to a net loss of approximately $211,200 or $.02 per share for the three months ended March 31, 2008.

These losses per share were based on weighted average common shares outstanding of 11,443,787, and 11,354,787 for the three months ended March 31, 2009 and 2008, respectively.

              Financial Condition, Liquidity and Capital Resources

As shown in the accompanying condensed consolidated financial statements, we had net losses of approximately $143,100 and $211,200 for the three months ended March 31, 2009 and 2008, respectively. Management believes that it is likely that we will continue to incur net losses through the end of 2009. We had a working capital deficiency of approximately $1,350,000 and $1,072,800 at March 31, 2009 and 2008 respectively. We also had a stockholders' deficiency of approximately $3,686,000 and $3,177,700 at March 31, 2009 and 2008 respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2008, 2007, 2006 and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. In addition, in March 2008, the Company received a written confirmation from an "accredited investor" indicating the investor's intent to provide the Company with funds of up to $250,000. Through March 31, 2009, the Company has received a total of $150,000 of such funds (Note 6). Management believes that these funds, together with the funds to be raised from the efforts described above, will provide sufficient working capital to operate through 2009.

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

The Company's foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company's overall exposure for foreign currency at March 31, 2009, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company's balance sheet, net sales, net income or cash flows over a one-year period.

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

Marketable Securities

      We do not have any investments in marketable securities that would be classified as trading securities under generally accepted accounting principles.

Item 4. Controls and Procedures

      Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There are no material  changes to the risk  factors  disclosed  under Item 1A to
Part I of our Form 10-K for the year ended December 31, 2008 which we filed on March 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During 2008 and 2009, the Company received short-term loans for the total amount of $150,000 from "accredited investors". These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the company's board of director approves the issuance of additional notes. (See Note 6.)

We believe that the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder. The recipient of securities in these transactions represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in these transactions. The recipient either received adequate information about us or had adequate access, through its relationships with us, to such information.

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

None.

Item 6. Exhibits.

(a)   31    Certifications  of  Chief  Executive  Officer  and  Chief  Financial
            Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On January 26, 2009, we filed a report on Form 8-K in connection with Item 4.01, Changes in Registrant's Certifying Accountant.

On February 17, 2009, we filed a report on Form 8-K in connection with Item 4.01, Changes in Registrant's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 8, 2009

                                         BIOCORAL, INC.


                                            /s/ Nasser Nassiri
                                            ------------------
                                            Nasser Nassiri, Chairman, CEO
                                            and Principal Accounting Officer