Form 10-Q
period 2009-06-30
BIOCORAL INC
filed 2009-08-13
CIK 919605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 0-23512

BIOCORAL, INC.
(Exact name Registrant as specified in its charter)

Delaware	33-0601504
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

12-14 rue Raymond Ridel, La Garenne Colombes, 92250 FRANCE
(Address of principal executive offices)

011-331-4757-9843
(Issuer's telephone number, including area code)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes  ☐ No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐ Yes    ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of July 31, 2008 was 11,443,787

BIOCORAL, INC. AND SUBSIDIARIES

CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS.	1
	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008.	1
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED).	2
	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007.	3
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED).	4
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	5-9
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESLUTS OF OPERATIONS.	10
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	13
Item 4.	CONTROLS AND PROCEDURES.	13

PART II	OTHER INFORMATION	13
Item 1.	LEGAL PROCEEDINGS.	13
Item 1A.	RISK FACTORS.	13
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	13
Item 3.	DEFAULTS UPON SENIOR SECURITIES.	14
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	14
Item 5.	OTHER INFORMATION.	14
Item 6.	EXHIBITS.	14

Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
BIOCORAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2009	2008
	(Unaudited)
Current Assets:
Cash	$42,144	$17,797
Accounts receivable, net of allowance for doubtful accounts	154,370	147,085
Inventories	482,482	402,376
Prepaid expenses and other current assets	12,241	23,707

Total Current Assets	691,237	590,965

Property and equipment, net	20,406	21,597
Restricted cash held in escrow	-	9,512
Intangible assets, net	813,323	774,081
Other assets	20,699	18,648

Total Assets	$1,545,665	$1,414,803

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$936,917	$810,510
Short-term bank borrowings	16,496	13,777
Short-term notes payable	218,500	128,500
Current portion due to officer	241,192	223,192
Accrued interest payable	743,162	632,444

Total Current Liabilities	2,156,267	1,808,423

Due to officer, net of current portion	225,000	150,000
Long-term notes payable	3,000,000	3,000,000
Deferred employee benefits	5,936	5,845

Total Liabilities	5,387,203	4,964,268
Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, par value $.001 per share; 1,000,000 shares authorized; none issued	-	-
Common Stock; $.001 par value; 100,000,000 shares authorized; 11,443,787 shares issued and outstanding June 30, 2009 11,443,787 shares issued and outstanding December 31, 2008	11,444	11,444
Additional paid-in capital	18,800,000	18,800,000
Accumulated other comprehensive loss	(102,590)	(92,864)
Accumulated deficiency	(22,550,392)	(22,268,045)

Total Stockholders' Deficiency	(3,841,538)	(3,549,465)

Total Liabilities and Stockholders' Deficiency	$1,545,665	$1,414,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents

BIOCORAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Net sales	$228,000	$322,658	$112,659	$173,422
Cost of sales	62,699	210,815	25,821	94,438

Gross Profit	165,301	111,843	86,838	78,984

Operating Expenses:
Research and development	17,743	35,299	4,303	19,200
Consulting and professional fees	105,686	114,792	46,538	47,235
Depreciation and amortization	44,146	54,619	22,164	36,184
Administrative expenses	166,336	157,593	88,642	70,778

Total Operating Expenses	333,911	362,303	161,647	173,397

Loss From Operations	(168,610)	(250,460)	(74,809)	(94,413)

Other Income (Expense):
Interest, net	(116,362)	(102,081)	(58,070)	(51,424)
Other	2,625	(7,801)	(6,378)	(3,322)

Total Other Income (Expense)	(113,737)	(109,882)	(64,448)	(54,746)

Loss before provision for income taxes	(282,347)	(360,342)	(139,257)	(149,159)

Provision For Income Taxes	-	-	-	-

Net Loss	(282,347)	(360,342)	(139,257)	(149,159)

Other Comprehensive Income (Loss):
Foreign translation gain (loss)	(9,726)	87,464	(16,265)	7,275

Comprehensive Loss	$(292,073)	$(272,878)	$(155,522)	$(141,884)

Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	11,443,787	11,399,287	11,443,787	11,443,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents

BIOCORAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

				Accumulated
				Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Loss	Deficiency	Deficiency
Balance, January 1, 2007	11,353,817	11,354	17,900,090	(222,635)	(21,050,976)	(3,362,167)

Other comprehensive income (loss) - foreign currency translation gain	-	-	-	46,099	-	46,099

Adjustment for redemption of fractional shares	(30)	-	-	-	-	-

Net loss	-	-	-	-	(630,685)	(630,685)

Balance, December 31, 2007	11,353,787	11,354	17,900,090	(176,536)	(21,681,661)	(3,946,753)

Other comprehensive income (loss) - foreign currency translation gain	-	-	-	83,672	-	83,672

Exercise of stock options	90,000	90	899,910	-	-	900,000

Net loss	-	-	-	-	(586,384)	(586,384)

Balance, December 31, 2008	11,443,787	11,444	18,800,000	(92,864)	(22,268,045)	(3,549,465)

Other comprehensive income (loss) - foreign currency translation loss	-	-	-	(9,726)	-	(9,726)

Net loss	-	-	-	-	(282,347)	(282,347)

Balance, June 30, 2009	11,443,787	$11,444	$18,800,000	$(102,590)	$(22,550,392)	$(3,841,538)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents

BIOCORAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(282,347)	$(360,342)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	44,146	54,619
Change in operating assets and liabilities:
Accounts receivable	(7,285)	(29,743)
Inventories	(80,106)	12,218
Prepaid expenses and other current assets	11,466	16,532
Cash held in escrow	9,512	-
Other assets	(2,051)	(6,313)
Accounts payable	126,407	(69,230)
Short-term bank borrowings	2,719	-
Current portion due to shareholder	-	7,500
Current portion due to officer	18,000	18,000
Accrued interest payable	110,718	101,500
Due to officer, net of current portion	75,000	75,000
Deferred employee benefits	91	438

Net cash (used in) provided by operating activities	26,270	(179,821)

Cash flows from investing activities:
Purchase of property and equipment	(3,223)	(4,712)
Capitalization of intangible assets	(78,974)	(114,167)

Net cash provided by (used in) investing activities	(82,197)	(118,879)

Cash flows from financing activities:
Proceeds from short -term notes payable	90,000	100,000

Net cash provided by (used in) financing activities	90,000	100,000

Effects of changes in exchange rates on cash	(9,726)	87,464

Increase (decrease) in cash	24,347	(111,236)

Cash, beginning of period	17,797	147,681

Cash, end of period	$42,144	$36,445

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Contents

BIOCORAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

Note 1 – Description of Business

Biocoral, Inc. (“Biocoral”) was incorporated under the laws of the State of Delaware on May 4, 1992. Biocoral is a holding company that conducts its operations primarily through its wholly-owned European subsidiaries. Biocoral, Inc., together with its subsidiaries, are referred to collectively herein as the “Company.”

The Company’s operations consist primarily of research and development and manufacturing and marketing of patented high technology biomaterials, bone substitute materials made from coral, and other orthopedic, oral and maxillo-facial products, including products marketed under the trade name of Biocoral.  Most of the Company’s operations are conducted from Europe. The Company has obtained regulatory approvals to market its products throughout Europe, Canada and certain other countries. The Company owns various patents for its products which have been registered and issued in the United States, Canada, Japan, Australia and various countries throughout Europe. However, the Company has not applied for the regulatory approvals needed to market its products in the United States.

Note 2 – Liquidity

The Company had net losses of approximately $282,300 and $360,300 for the six months ended June 30, 2009 and 2008, respectively. The Company had a working capital deficiency of approximately $1,465,000 and $1,066,000 at June 30, 2009 and 2008 respectively. The Company also had a stockholders' deficiency of approximately $3,841,000 and $3,319,600 at June 30, 2009 and 2008 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2008, 2007, 2006 and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. In March 2008, the Company received a written confirmation from an existing, “accredited investor” indicating the investor's intent to provide the Company with funds of up to $250,000. Through June 30, 2009, the Company has received a total of $218,500 of such funds (Note 6). Management believes that these funds, together with the funds to be raised from the efforts described above, will provide sufficient working capital to operate through 2009.

Note 3 - Summary of Significant Accounting Policies

(A) Basis of Presentation

The accompanying consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include all of the accounts of Biocoral, Inc. and its wholly-owned subsidiaries as of June 30, 2009 and December 31, 2008 and for the periods ended June 30, 2009 and 2008. All material intercompany balances and transactions have been eliminated in consolidation.

 (C) Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information read the audited consolidated financial statements

Contents

Note 3 - Summary of Significant Accounting Policies - continued

and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year.

(D) Stock Based Compensation

Effective January 1, 2006 the Company adopted SFAS No.  123(R), “Share-Based Payment” (“SFAS 123R”). This statement requires us to estimate the fair value of stock-based awards exchanged for employee services and recognize compensation cost based on this fair value over the requisite service period.

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

(F) Per Share Data

Basic and diluted net loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding as defined by Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Common stock equivalents (such as stock options) are not included in the computation of diluted loss per share if the effect would be anti-dilutive.

 (G) Recent Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 141R “Business Combinations”. FAS 141R amends and replaces FAS 141 in order to improve the relevance, representational faithfulness, and comparability of information that an entity provides in its financial reports about business combinations and its effects. This statement applies to business combinations for acquisitions with an effective date for the first fiscal period after December 15, 2008.  Adoption of this statement has not had any effect on the Company’s Condensed Consolidated Financial Statements for the six months ended June 30, 2009.

In December 2007 the FASB issued SFAS No. 160 “Non controlling Interests in Consolidated Financial Statements”. FAS 160 seeks to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. This statement is effective for fiscal years beginning after December 15, 2008.  Adoption of this statement has not had any effect on the Company’s Condensed Consolidated Financial Statements for the six months ended June 30, 2009.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities”. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Adoption of this statement has not had any effect on the Company’s Condensed Consolidated Financial Statements for the six months ended June 30, 2009.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on future financial statements.

Contents

Note 4 – Inventories

Inventories consist of:

	June 30, 2009 (Unaudited)	December 31, 2008

Raw materials	$42,348	$45,814
Work in process	53,740	92,039
Finished goods	386,394	264,523
Total	$482,482	$402,376

Note 5 – Intangible Assets, Net

Intangible assets, net, consist of:

	June 30, 2009 (Unaudited)	December 31, 2008
Patent costs	$1,060,900	$983,362
Less accumulated amortization	(247,577)	(209,281)
Intangible assets, net	$813,323	$774,081

Note 6 – Short-Term Notes Payable

During 2008 and 2009, the Company received short-term loans totaling $218,500 from “accredited investors”. These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the Company’s board of directors approves the issuance of additional notes.

The short-term notes payable bear interest at 7%, are unsecured, and are due on demand. However, the Company does not expect that the new long term notes will be due on demand as at the time of funding; the Company informed the investor that the advance would be converted into new long term 7% non-convertible notes on terms and conditions to be determined. The board of directors is working out the terms for the new long term notes.

Note 7 - Long-Term Notes Payable

The long-term notes payable are due to “accredited investors”, bear interest at 7%, are unsecured, and are due in full on December 31, 2012.

In December 2006, the Company issued $2,700,000 (of the $3,000,000 total long-term 7% non-convertible promissory notes payable at December 31, 2008) in exchange for the retirement of $700,000 of 6% convertible promissory notes payable, $1,600,000 of 7% convertible promissory notes payable, and $400,000 of notes payable.

During 2007, the Company issued additional 7% non-convertible promissory notes payable in the aggregate principal amount of $200,000 to "accredited investors" through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933, increasing the outstanding amount of new 7% non-convertible promissory notes payable to $2,900,000.

During 2008, the Company issued additional 7% non-convertible promissory notes payable in the aggregate principal amount of $100,000 to “accredited investors” through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933, increasing the outstanding amount of new 7% non-convertible promissory notes payable from $2,900,000 to $3,000,000.

Contents

Note 7 - Long-Term Notes Payable - continued

At the request of the Company, on February 20, 2009, the holders of the 7% non-convertible notes payable agreed to extend the due date of the notes from December 31, 2009 to December 31, 2012.

The aggregate maturities of long-term debt at June 30, 2009 (unaudited) are as follows:

December 31,
2009	$–
2010	–
2011	–
2012	3,000,000
Total	$3,000,000

Note 8 – Due to Officer

Due to officer represents amounts due the Company’s chief executive officer and consists of the following;

	June 30, 2009 (Unaudited)	December 31, 2008
Unpaid consulting fees pursuant to the Consulting Agreement	$225,000	$150,000
Unreimbursed travel and other expenses	241,192	223,192
Total	466,192	373,192
Current portion	(241,192)	(223,192)
Non-current portion	$225,000	$150,000

The Consulting Agreement between the Company and the Company’s chief executive officer provides for annual compensation of $150,000 and reimbursement of out-of-pocket expenses. The term of the agreement, which originally was three years from September 1, 1997 to August 31, 2000, has been extended to August 31, 2011. On March 31, 2008, the chief executive officer exercised 90,000 (of the 100,000 granted to him on December 21, 2004) stock options at a price of $10.00 per share, or $900,000 total, in exchange for a $900,000 reduction of unpaid consulting fees due to officer.

Note 9 - Stock Option Plan

A summary of the Company's stock option activity is as follows:

	Common Stock
	Shares	Weighted Average Exercise Price
Outstanding, January 01, 2007	200,000	$ 10.00
Granted	–
Exercised	–
Outstanding, December 31, 2007	200,000	$ 10.00
Granted	–
Exercised	(90,000)
Outstanding, December 31, 2008	110,000	$ 10.00
Granted	–
Exercised	–
Outstanding, June 30, 2009 (Unaudited)	110,000	$ 10.00

Contents

Note 9 - Stock Option Plan – continued

The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model. A summary of the Company's stock options outstanding at June 30, 2009 (unaudited) is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 10.00	110,000	0.50	$ 10.00	110,000	$ 10.00

The 110,000 options expire on December 21, 2009.

Note 10 - Segment and Geographic Information

Information about the Company's assets and its operations in different geographic locations is shown below pursuant to the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

The following shows information about the Company's foreign operations:

	Six Months Ended June 30, 2009(Unaudited)	Six Months Ended June 30, 2008(Unaudited)
Net Sales:
France	$102,000	$116,400
Other European countries	111,000	183,300
Others	15,000	23,000
Total net sales	$228,000	$322,700
Total Assets:

	June 30, 2009 (Unaudited)	December 31, 2008
United States	$825,096	$814,719
France	720,569	600,084
Total	$1,545,665	$1,414,803

Note 11 – Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Contents

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

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and in conjunction with our discussion and analysis in our audited annual report on Form 10-K for the year ended December 31, 2008 which we filed on March 31, 2009.

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

Contents

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

Results of Operations for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008.

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

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $228,000 for the six months ended June 30, 2009, a decrease of approximately $94,700, or 29.3% from approximately $322,700 for the six months ended June 30, 2008.  The net sales in Euros totalled approximately €170,400 for the six months ended June 30, 2009, a decrease of approximately €38,500, or 18.4%, from approximately €208,900 for the six months ended June 30, 2008. This decrease is attributable to a decrease in sales of products in the neurosurgery area in export and is partially due to the fluctuating exchange rates between Euro and US Dollar.

Cost of sales was approximately $62,700 for the six months ended June 30, 2009, a decrease of approximately $148,100, or 70%, from approximately $210,800 for the six months ended June 30, 2008. The gross profit percentage for the six months ended June 30, 2009 and 2008 was approximately $165,300 or 72% and $111,800 or 35%, respectively. The increase in our gross margin during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily due to the sale of higher margin products in 2009 compared to
2008.

Research and development expenses were approximately $17,700 for the six months ended June 30, 2009, a decrease of approximately $17,600, or 49%, from approximately $35,300 for the six months ended June 30, 2008.  This decrease is principally due to decrease of our research and development activities in the six months ended June 30, 2009 relating to our development of a new generation of products.

Consulting and professional fees were approximately $105,700 for the six months ended June 30, 2009, a decrease of approximately $9,100, or 8% from approximately $114,800 for the six months ended June 30, 2008. This decrease is principally due to the decrease in various professional fees.

Administrative expenses were approximately $166,300 for the six months ended June 30, 2009, a decrease of approximately $8,700 or 6%, from approximately $157,600 for the six months ended June 30, 2008. This decrease is primarily attributable to lower administrative compensation in 2009 compared to 2008.

Total other income (expense) was an expense of approximately $(113,700) for the six months ended June 30, 2009, an increase of approximately $3,800, or 3.5%, from an expense of approximately $(109,900) for the six months ended June 30, 2008. This increase resulted primarily from an increase in interest expense.

As a result of the above, our net loss for the six months ended June 30, 2009 totalled approximately $282,300 or $.02 per share compared to a net loss of approximately $360,300 or $.03 per share for the six months ended June 30, 2008.  These losses per share were based on weighted average common shares outstanding of 11,443,787 and 11,399,287 for the six months ended June 30, 2009 and 2008 respectively.

Contents

Results of Operation for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $112,700 for the three months ended June 30, 2009, a decrease of approximately $60,700 or 35%, from approximately $173,400 for the three months ended June 30, 2008. This decrease is mainly attributable to a decrease in sales of products in the neurosurgery area in export during the second quarter 2009 and is partially due to the fluctuating exchange rates between Euro and US Dollar.

Cost of sales was approximately $25,800 for the three months ended June 30, 2009, a decrease of approximately $68,600 or 73%, from approximately $94,400 for the three months ended June 30, 2008. The gross profit percentage for the three months ended June 30, 2009 and 2008 was approximately $86,800 or 77% and $78,900 or 45%, respectively.  The increase in our gross margin during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was primarily due to the sale of higher margin products in 2009 compared to 2008.

Research and development expenses were approximately $4,300 for the three months ended June 30, 2009, a decrease of approximately $14,900 or 78% from approximately $19,200 for the three months ended June 30, 2008. This decrease is principally due to decrease of our research and development activities in the three months ended June 30, 2009 relating to our development of a new generation of products and partially due to the fluctuating exchange rates between Euro and US Dollar.

Consulting and professional fees were approximately $46,500 for the three months ended June 30, 2009, a decrease of approximately $700 or 1.5%, from approximately $47,200 for the three months ended June 30, 2008. This decrease is principally due to a decrease in general overhead.

Administrative expenses were approximately $88,600 for the three months ended June 30, 2009, an increase of approximately $17,800, or 25%, from approximately $70,800 for the three months ended June 30, 2008. This increase was primarily due to an increase in various administrative expenses and secondly due to the fluctuating exchange rates between Euro and US Dollar.

Total other income (expense) was a net expense of approximately $(64,400) for the three months ended June 30, 2009; an increase of approximately $9,700, or 18%, from an expense of approximately $(54,700) for the three months ended June 30, 2008. This increase is due to the fluctuating exchange rates between Euro and US Dollar.

As a result of the above, our net loss for the three months ended June 30, 2009 totalled approximately $139,300 or $.01 per share, compared to a net loss of approximately $149,200 or $.01 per share for the three months ended June 30, 2008. These losses per share were based on weighted average common shares outstanding of 11,443,787for the three months ended June 30, 2009 and 2008.

Financial Condition, Liquidity and Capital Resources

As shown in the accompanying condensed consolidated financial statements, we had net losses of approximately $282,300 and $360,300 for the six months ended June 30, 2009 and 2008, respectively. Management believes that it is likely that we will continue to incur net losses through the end of 2009.  We had a working capital deficiency of approximately $1,465,000 and $1,066,000 at June 30, 2009 and 2008 respectively. We also had a stockholders' deficiency of approximately $3,841,000 and $3,319,600 at June 30, 2009 and 2008 respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2008, 2007, 2006 and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. In addition, in March 2008, the Company received a written confirmation from an “accredited investor” indicating the investor's intent to provide the Company with funds of up to $250,000. Through June 30, 2009, the Company has received a total of $218,500 of such funds (Note 6). Management believes that these funds, together with the funds to be raised from the efforts described above, will provide sufficient working capital to operate through 2009.

Contents

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

The Company’s foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company’s overall exposure for foreign currency at June 30, 2009, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company’s balance sheet, net sales, net income or cash flows over a one-year period.

We conduct much of our business operations (and incur substantially all of our operating costs other than professional and consulting fees) through our European subsidiaries in Euros and, as such, are exposed to risk resulting from the fluctuation of exchange rates between the Euro and the US Dollar.  We do not engage in any hedging or other transactions for the purpose of minimizing this risk. (See “Item 2 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the effect of Euro/Dollar fluctuations on our results of operations.)

Marketable Securities

We do not have any investments in marketable securities that would be classified as trading securities under generally accepted accounting principles.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There are no material changes to the risk factors disclosed under Item 1A to Part I of our Form 10-K for the year ended December 31, 2008 which we filed on March 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During 2008 and 2009, the Company received short-term loans for the total amount of $218,500 from “accredited investors”. These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the company’s board of director approves the issuance of additional notes. However, the Company does not expect that the new long term notes will be due on demand as at the time of funding; the Company informed the investor that the advance would be converted into new long term 7% non-convertible notes on terms and conditions to be determined. The board of directors is working out the terms for the new long term notes. (See Note 6.)

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

Contents

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

(b) Reports on Form 8-K:

     During the second quarter of 2009, we filed no current reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 13, 2009

BIOCORAL, INC.

/s/ Nasser Nassiri
Nasser Nassiri, Chairman, CEO
and Principal Accounting Officer