Form 10-Q
period 2009-09-30
BIOCORAL INC
filed 2009-11-12
CIK 919605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the quarterly period ended September Septembre 30, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐ Yes	☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of October 31, 2008 was 11,443,787

BIOCORAL, INC. AND SUBSIDIARIES

CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS.	1
	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBRER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008.	1
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE NINE MONTHS ENDED SEPTEMBRER 30, 2009 AND 2008 (UNAUDITED).	2
	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007.	3
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED).	4
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	5-9
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESLUTS OF OPERATIONS.	10
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	13
Item 4.	CONTROLS AND PROCEDURES.	13

PART II	OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS.	13
Item 1A.	RISK FACTORS.	13
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	14
Item 3.	DEFAULTS UPON SENIOR SECURITIES.	14
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	14
Item 5.	OTHER INFORMATION.	14
Item 6.	EXHIBITS.	14

Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOCORAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2009	2008
	(Unaudited)
Current Assets:
Cash	$44,515	$17,797
Accounts receivable, net of allowance for doubtful accounts Inventories	549,042	402,376
Prepaid expenses and other current assets	5,768	23,707

Total Current Assets	708,091	590,965

Property and equipment, net	19,819	21,597
Restricted cash held in escrow	-	9,512
Intangible assets, net	820,259	774,081
Other assets	28,883	18,648

Total Assets	$1,577,052	$1,414,803

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable	$953,290	$810,510
Short-term bank borrowings	13,911	13,777
Short-term notes payable	276,500	128,500
Current portion due to officer	250,192	223,192
Accrued interest payable	799,788	632,444

Total Current Liabilities	2,293,681	1,808,423

Due to officer, net of current portion	262,500	150,000
Long-term notes payable	3,000,000	3,000,000
Deferred employee benefits	6,150	5,845

Total Liabilities	5,562,331	4,964,268

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, par value $.001 per share; 1,000,000 shares authorized; none issued	-	-
Common Stock; $.001 par value; 100,000,000 shares authorized; 11,443,787 shares issued and outstanding September 30, 2009 11,443,787 shares issued and outstanding December 31, 2008	11,444	11,444
Additional paid-in capital	18,800,000	18,800,000
Accumulated other comprehensive loss	(117,807)	(92,864)
Accumulated deficiency	(22,678,916)	(22,268,045)

Total Stockholders' Deficiency	(3,985,279)	(3,549,465)

Total Liabilities and Stockholders' Deficiency	$1,577,052	$1,414,803

The accompanying notes are an integral part of these condensed consolidated financial statements

Contents

BIOCORAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Net sales	$318,274	$407,491	$90,274	$84,833
Cost of sales	70,301	272,764	7,602	61,949

Gross Profit	247,973	134,727	82,672	22,884

Operating Expenses:
Research and development	20,285	46,459	2,542	11,160
Consulting and professional fees	157,352	162,265	51,666	47,473
Depreciation and amortization	66,959	57,385	22,813	19,458
Administrative expenses	254,251	227,921	87,915	70,328

Total Operating Expenses	498,847	494,030	164,936	148,419

Loss From Operations	(250,874)	(359,303)	(82,264)	(125,535)

Other Income (Expense):
Interest, net	(173,588)	(156,809)	(57,226)	(54,728)
Other	13,591	(7,724)	10,966	77

Total Other Income (Expense)	(159,997)	(164,533)	(46,260)	(54,651)

Loss before provision for income taxes	(410,871)	(523,836)	(128,524)	(180,186)

Provision For Income Taxes	-	-	-	-

Net Loss	(410,871)	(523,836)	(128,524)	(180,186)

Other Comprehensive Income (Loss):
Foreign translation gain (loss)	(24,943)	94,077	(15,217)	23,305

Comprehensive Loss	$(435,814)	$(429,759)	$(143,741)	$(156,881)

Basic and diluted net loss per common share	$(0.04)	$(0.05)	$(0.01)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	11,443,787	11,414,120	11,443,787	11,443,787

The accompanying notes are an integral part of these condensed consolidated financial statements

Contents

BIOCORAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

				Accumulated
				Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Loss	Deficiency	Deficiency
Balance, January 1, 2007	11,353,817	11,354	17,900,090	(222,635)	(21,050,976)	(3,362,167)

Other comprehensive income (loss) - foreign currency translation gain	-	-	-	46,099	-	46,099

Adjustment for redemption of fractional shares	(30)	-	-	-	-	-

Net loss	-	-	-	-	(630,685)	(630,685)

Balance, December 31, 2007	11,353,787	11,354	17,900,090	(176,536)	(21,681,661)	(3,946,753)

Other comprehensive income (loss) - foreign currency translation gain	-	-	-	83,672	-	83,672

Exercise of stock options	90,000	90	899,910	-	-	900,000

Net loss	-	-	-	-	(586,384)	(586,384)

Balance, December 31, 2008	11,443,787	11,444	18,800,000	(92,864)	(22,268,045)	(3,549,465)

Other comprehensive income (loss) - foreign currency translation loss	-	-	-	(24,943)	-	(24,943)

Net loss	-	-	-	-	(410,871)	(410,871)

Balance, September 30, 2009	11,443,787	$11,444	$18,800,000	$(117,807)	$(22,678,916)	$(3,985,279)

The accompanying notes are an integral part of these condensed consolidated financial statements

Contents

BIOCORAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net loss	$(410,871)	$(523,836)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	66,959	57,385
Change in operating assets and liabilities:
Accounts receivable	38,319	(536)
Inventories	(146,666)	41,582
Prepaid expenses and other current assets	17,939	20,929
Cash held in escrow	9,512	-
Other assets	(10,235)	(4,547)
Accounts payable	142,780	(124,631)
Short-term bank borrowings	134	19,846
Current portion due to shareholder	-	73,500
Current portion due to officer	27,000	28,820
Accrued interest payable	167,344	154,000
Due to officer, net of current portion	112,500	112,500
Deferred employee benefits	305	(176)

Net cash provided by (used in) operating activities	15,020	(145,164)

Cash flows from investing activities:
Purchase of property and equipment	(2,636)	(4,712)
Capitalization of intangible assets	(108,723)	(135,990)

Net cash provided by (used in) investing activities	(111,359)	(140,702)

Cash flows from financing activities:
Proceeds from short -term notes payable	148,000	100,000

Net cash provided by (used in) financing activities	148,000	100,000

Effects of changes in exchange rates on cash	(24,943)	94,077

Increase (decrease) in cash	26,718	(91,789)

Cash, beginning of period	17,797	147,681

Cash, end of period	$44,515	$55,892

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

Contents

BIOCORAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

Note 2 – Liquidity

The Company had net losses of approximately $410,900 and $523,800 for the nine months ended September 30, 2009 and 2008, respectively. The Company had a working capital deficiency of approximately $1,585,600 and $1,203,700 at September 30, 2009 and 2008 respectively. The Company also had a stockholders' deficiency of approximately $3,985,300 and $3,476,500 at September 30, 2009 and 2008 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2008, 2007, 2006 and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. In March 2008, the Company received a written confirmation from an existing, “accredited investor” indicating the investor's intent to provide the Company with funds of up to $250,000. Through September 30, 2009, the Company has received a total of approximately $276,500 of such funds (Note 6). Management believes that these funds, together with the funds to be raised from the efforts described above, will provide sufficient working capital to operate through 2009.

Note 3 - Summary of Significant Accounting Policies

(A) Basis of Presentation

The accompanying consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include all of the accounts of Biocoral, Inc. and its wholly-owned subsidiaries as of September 30, 2009 and December 31, 2008 and for the periods ended September 30, 2009 and 2008. All material intercompany balances and transactions have been eliminated in consolidation.

 (C) Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information read the audited consolidated financial statements

Contents

Note 3 - Summary of Significant Accounting Policies - continued

and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 31, 2009. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year.

(D) Stock Based Compensation

The Company accounts for Stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”. This standard requires us to estimate the fair value of stock-based awards exchanged for employee services and recognize compensation cost based on this fair value over the requisite service period.

With respect to stock based compensation granted to non employees, the Company records an expense equal to the fair value of the stock or option on the measurement date, which is the earlier of the date at which a commitment for performance is reached or the date at which the service is complete.

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

(F) Per Share Data

Basic and diluted net loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding as defined by ASC 260, “Earnings Per Share”. Common stock equivalents (such as stock options) are not included in the computation of diluted loss per share if the effect would be anti-dilutive.

 (G) Recent Accounting Pronouncements

In December 2007 the FASB issued SFAS No. 141R “Business Combinations”. FAS 141R amends and replaces FAS 141 in order to improve the relevance, representational faithfulness, and comparability of information that an entity provides in its financial reports about business combinations and its effects. This statement applies to business combinations for acquisitions with an effective date for the first fiscal period after December 15, 2008.  Adoption of this statement has not had any effect on the Company’s Condensed Consolidated Financial Statements for the nine months ended September 30, 2009.

In December 2007 the FASB issued SFAS No. 160 “Non controlling Interests in Consolidated Financial Statements”. FAS 160 seeks to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. This statement is effective for fiscal years beginning after December 15, 2008.  Adoption of this statement has not had any effect on the Company’s Condensed Consolidated Financial Statements for the nine months ended September 30, 2009.

In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities”. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Adoption of this statement has not had any effect on the Company’s Condensed Consolidated Financial Statements for the nine months ended September 30, 2009.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on future financial statements.

Contents

Note 4 – Inventories

Inventories consist of:

	September 30, 2009 (Unaudited)	December 31, 2008

Raw materials	$59,350	$45,814
Work in process	73,098	92,039
Finished goods	416,594	264,523
Total	$549,042	$402,376

Note 5 – Intangible Assets, Net

Intangible assets, net, consist of:

	September 30, 2009 (Unaudited)	December 31, 2008

Patent costs	$1,092,085	$983,362
Less accumulated amortization	(271,826)	(209,281)
Intangible assets, net	$820,259	$774,081

Note 6 – Short-Term Notes Payable

During 2008 and 2009, the Company received short-term loans totaling $276,500 from “accredited investors”. These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the Company’s board of directors approves the issuance of additional notes.

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

The aggregate maturities of long-term debt at September 30, 2009 (unaudited) are as follows:

December 31,
2009	$--
2010	--
2011	--
2012	3,000,000
Total	$3,000,000

Note 8 – Due to Officer

Due to officer represents amounts due the Company’s chief executive officer and consists of the following;

	September 30, 2009 (Unaudited)	December 31, 2008

Unpaid consulting fees pursuant to the Consulting Agreement	$262,500	$150,000
Unreimbursed travel and other expenses	250,192	223,192
Total	512,692	373,192
Current portion	(250,192)	(223,192)
Non-current portion	$262,500	$150,000

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

Note 9 - Stock Option Plan

A summary of the Company's stock option activity is as follows:

	Common Stock
	Shares	Weighted Average Exercise Price
Outstanding, January 01, 2007	200,000	$10.00
Granted	--
Exercised	--
Outstanding, December 31, 2007	200,000	$10.00
Granted	--
Exercised	(90,000)
Outstanding, December 31, 2008	110,000	$10.00
Granted	--
Exercised	--
Outstanding, September 30, 2009 (Unaudited)	110,000	$10.00

Contents

Note 9 - Stock Option Plan – continued

The fair value of the option grant was estimated on the date of grant using the Black-Scholes option-pricing model. A summary of the Company's stock options outstanding at September 30, 2009 (unaudited) is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$10.00	110,000	0.25	$10.00	110,000	$10.00

The 110,000 options expire on December 21, 2009.

Note 10 - Segment and Geographic Information

Information about the Company's assets and its operations in different geographic locations is shown below pursuant to the provisions of ASC 280, “Segment Reporting”.

	September 30, 2009 (Unaudited)	December 31, 2008
Total Assets:

United States	$833,643	$814,719
France	743,409	600,084
Total	$1,577,052	$1,414,803

	Nine Months Ended September 30 (Unaudited)		Three Months Ended September 30 (Unaudited)
	2009	2008	2009	2008
Net Sales:
France	$136,400	$166,000	$34,400	$49,600
Other European countries	134,000	217,000	23,000	33,700
Others	47,900	24,500	32,900	1,500

Total	$318,300	$407,500	$90,300	$84,800

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

Contents

We own through our wholly-owned subsidiary twelve additional patent titles, covering our technologies which have been granted by various countries official government patent office, including most European Union countries, Canada, Australia, and Japan and in the United States by the US Department of Commerce Patent and Trademark Office. The cost of acquisition, expenses incurred on most of our approved patents and on the successful defenses of most of these patents are fully amortized in our subsidiary financial statement and are not included in Intangible Assets in our financial statement.

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

Results of Operations for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008.

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

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $318,300 for the nine months ended September 30, 2009, a decrease of approximately $89,200, or 22% from approximately $407,500 for the nine months ended September 30, 2008.  This decrease is attributable to a decrease in sales of products in the neurosurgery area in export and is partially due to the fluctuating exchange rates between Euro and US Dollar.

Cost of sales was approximately $70,300 for the nine months ended September 30, 2009, a decrease of approximately $202,500, or 74%, from approximately $272,800 for the nine months ended September 30, 2008. The gross profit percentage for the nine months ended September 30, 2009 and 2008 was approximately $248,000 or 78% and $134,700 or 33%, respectively. The increase in our gross margin during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily due to the sale of higher margin products in 2009 compared to 2008.

Research and development expenses were approximately $20,300 for the nine months ended September 30, 2009, a decrease of approximately $26,200, or 56%, from approximately $46,500 for the nine months ended September 30, 2008.  This decrease is principally due to a decrease of our research and development activities in the nine months ended September 30, 2009 relating to our development of a new generation of products.

Consulting and professional fees were approximately $157,400 for the nine months ended September 30, 2009, a decrease of approximately $4,900, or 3% from approximately $162,300 for the nine months ended September 30, 2008. This decrease is principally due to the decrease in various professional fees.

Administrative expenses were approximately $254,300 for the nine months ended September 30, 2009, an increase of approximately $26,400 or 12%, from approximately $227,900 for the nine months ended September 30, 2008. This increase is primarily attributable to higher administrative compensation in 2009 compared to 2008.

Total other income (expense) was an expense of approximately $(160,000) for the nine months ended September 30, 2009, a decrease of approximately $4,500, or 3% from an expense of approximately $(164,500) for the nine months ended September 30, 2008. This decrease resulted primarily from an increase in interest expense due to higher average loan balances in 2009 offset by other income of approximately $13,600.

As a result of the above, our net loss for the nine months ended September 30, 2009 totalled approximately $410,900 or $.04 per share compared to a net loss of approximately $523,800 or $.05 per share for the nine months ended September 30, 2008.  These losses per share were based on weighted average common shares outstanding of 11,443,787 and 11,414,120 for the nine months ended September 30, 2009 and 2008 respectively.

Contents

Results of Operation for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $90,300 for the three months ended September 30, 2009, an increase of approximately $5,500 or 6%, from approximately $84,800 for the three months ended September 30, 2008. This increase is mainly attributable to an increase in sales of products in export during the third quarter 2009.

Cost of sales was approximately $7,600 for the three months ended September 30, 2009, a decrease of approximately $54,300 or 88%, from approximately $61,900 for the three months ended September 30, 2008. The gross profit percentage for the three months ended September 30, 2009 and 2008 was approximately $82,700 or 92% and $22,900 or 27%, respectively.  The increase in our gross margin during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to the sale of higher margin products in third quarter 2009 compared to the third quarter 2008.

Research and development expenses were approximately $2,500 for the three months ended September 30, 2009, a decrease of approximately $8,600 or 77% from approximately $11,200 for the three months ended September 30, 2008. This decrease is principally due to a decrease of our research and development activities in the three months ended September 30, 2009 compared to the three months ended September 30, 2008 relating to our development of a new generation of products and partially due to the fluctuating exchange rates between Euro and US Dollar.

Consulting and professional fees were approximately $51,700 for the three months ended September 30, 2009, an increase of approximately $4,200 or 9%, from approximately $47,500 for the three months ended September 30, 2008. This increase is principally due to an increase in general overhead.

Administrative expenses were approximately $87,900 for the three months ended September 30, 2009, an increase of approximately $17,600, or 25%, from approximately $70,300 for the three months ended September 30, 2008. This increase was primarily due to higher administrative compensation.

Total other income (expense) was a net expense of approximately $(46,300) for the three months ended September 30, 2009; a decrease of approximately $8,400, or 15%, from an expense of approximately $(54,700) for the three months ended September 30, 2008. This decrease is due to the approximately $11,000 of other income in 2009.

As a result of the above, our net loss for the three months ended September 30, 2009 totalled approximately $128,500 or $.01 per share, compared to a net loss of approximately $180,200 or $.02 per share for the three months ended September 30, 2008. These losses per share were based on weighted average common shares outstanding of 11,443,787 for the three months ended September 30, 2009 and 2008.

Financial Condition, Liquidity and Capital Resources

As shown in the accompanying condensed consolidated financial statements, we had net losses of approximately $410,900 and $523,800 for the nine months ended September 30, 2009 and 2008, respectively. Management believes that it is likely that we will continue to incur net losses through the end of 2009.  We had a working capital deficiency of approximately $1,585,600 and $1,203,700 at September 30 2009 and 2008 respectively. We also had a stockholders' deficiency of approximately $3,985,300 and $3,476,500 at September 30, 2009 and 2008 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2008, 2007, 2006 and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. In addition, in March 2008, the Company received a written confirmation from an “accredited investor” indicating the investor's intent to provide the Company with funds of up to $250,000. Through September 30, 2009, the Company has received a total of $276,500 of such funds (Note 6). Management believes that these funds, together with the funds to be raised from the efforts described above, will provide sufficient working capital to operate through 2009.

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

The Company’s foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company’s overall exposure for foreign currency at September  30, 2009, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company’s balance sheet, net sales, net income or cash flows over a one-year period.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There are no material changes to the risk factors disclosed under Item 1A to Part I of our Form 10-K for the year ended December 31, 2008 which we filed on March 31, 2009.

Contents

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During 2008 and 2009, the Company received short-term loans for the total amount of $276,500 from “accredited investors”. These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the company’s board of director approves the issuance of additional notes. However, the Company does not expect that the new long term notes will be due on demand as at the time of funding; the Company informed the investor that the advance would be converted into new long term 7% non-convertible notes on terms and conditions to be determined. The board of directors is working out the terms for the new long term notes. (See Note 6.)

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

(b) Reports on Form 8-K:
During the third quarter of 2009, we filed no current reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 11, 2009

BIOCORAL, INC.

/s/ Nasser Nassiri
Nasser Nassiri, Chairman, CEO
and Principal Accounting Officer