Form 10-K
period 2009-12-31
BIOCORAL INC
filed 2010-03-31
CIK 919605

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Year Ended December 31, 2009

Commission File No. 0-23512

Biocoral, Inc.
(Exact name of issuer as specified in its charter)

Delaware	33-0601504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12-14 rue Raymond Ridel, 92250 La Garenne Colombes	011-331-4757-9843	N/A
France	(Issuer's telephone number,	(Zip Code)
(Address of Issuer's principal executive offices)	including area code)

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $.001 par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers, in response to Item 405 of Regulation S-K, is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

The issuer's revenues for the year ended December 31, 2009 were $425,055.

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2009 was approximately $431’443’906.

The number of outstanding shares of the registrant's common stock as of March 2, 2010 was 11,443,787.

Documents Incorporated by Reference: None.

_______________________

This Registration Statement contains trademarks, service marks and registered marks of other companies, as indicated. Trademarks identified by ® and ™ are registered trademarks or trademarks that are the properties of their respective owners.
_______________________
PRELIMINARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Registration Statement contains forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.  Specific forward-looking statements contained in this Registration Statement include, but are not limited to, our (i) expectations for marketing and sales opportunities in diverse markets; (ii) belief that we may require more capital; (iii) belief that alternative sources of financing are available if required; and (iv) anticipation that we will not pay a cash dividend on our common stock in the near future.  These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks in Item 1A. Risk Factors, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

PART I

Item 1. Description of Business

Background

Biocoral, Inc., a Delaware corporation, is an international biomaterials "tissue-engineering" company specializing in the research, development and commercialization of patented high biotechnologies and biomaterials in the health care area. Through our subsidiaries, Biocoral, Inc. researches, develops, manufactures and commercializes bone graft substitutes and other high technology patented biomaterials in a number of countries outside the United States. We entered the biomaterials field in 1995 when we acquired Inoteb, SA, a French corporation from 10 individuals "the founders", all French citizens. The shares and bonds of Inoteb acquired in 1995 represented, at such time, 51.5% of the capital stock of Inoteb. We increased our ownership percentage through several additional investments in Inoteb common stock to 67% in 1997 and to 100% in 1998. Since 2005, we have conducted the production and marketing of our products through our wholly owned French subsidiary “Biocoral France” which was established in that year. The only remaining operations in Inoteb involved finalizing its previous programs of research and development. The Company has since decided to discontinue Inoteb’s operations and activities as of June 29, 2009. (See Note 14 to the Financial Statement)

Our representative offices are located at 12-14 rue Raymond Ridel, La Garenne Colombes, France consisting of approximately 86m² square feet of office space.

We own our factory which is located at Le Guernol, BP 26, 56920 Saint Gonnery (Morbion), in western of France

Biocoral®

Biocoral® our primary product, is a natural coral "carbonate calcium" derived wholly mineral bone graft substitute and is used by surgeons and practitioners as bone substitute because of its biocompatibility, resorbability, osseo conduction and safety. Certain chemical, physical and structural characteristics of coral are very similar to that of human bone tissue. Biocoral® is derived from three particular species of coral naturally present in abundance. Biocoral® is primarily (more than 98%) comprised of calcium carbonate. Porous and resorbable, Biocoral® is prepared in microgranules as well as in engineered shapes according to specific indication. Due to its similarity to bone tissue, Biocoral® is compatible, resorbed by the body as new bone growth invades the Biocoral® and is replaced by neoformed invasion. It is highly porous with numerous interconnected channels which allow a total migration to the center of the implant free of contamination risk. Because Biocoral® is resorbed, it can be combined with antimicrobials, anticancer agents or other pharmaceuticals for slow release into bone tissue, resulting in an advantage over autologous bone grafts. Since 2000 we have worked with an accredited European university research group on purification of our raw material, coral, in order to produce a natural wholly mineral product. After a long-term collaboration we have finalized the development of a method for purification of our raw material coral which will allow us to offer Biocoral® as a natural wholly mineral bone substitute.  We have filed the various international patents for this method of purification and the final product issued using this method. This purification method will allow us to offer what we believe will be the only natural wholly mineral bone substitute. The French patent covering the purification of our raw material and its uses in France has been granted during July 2006 and the European Patent has been granted during April 2007. The Company believes that in the near future the company's patents covering this technology will receive approval in many other countries where the company has already filed its applications.

According to our French subsidiary, Biocoral® has been used in more than a million patients in various countries, principally in Western Europe. Biocoral® was originally patented in France in 1979, with patents granted in the United States in 1982, and in Japan in 1989. Our French subsidiary acquired the patent rights to Biocoral® from "National Agency for Valorization of Research" (l'ANVAR), known currently as (OSEO) and "French National Center for Scientific Research" (CNRS), both French governmental agencies. Through our subsidiaries, we have developed twelve additional patent titles, in various countries in Europe, Switzerland, Canada, Japan, Australia and United States, for various applications and uses of our products, including, among others, osteoporosis remediation, autologous glue and combination with growth factor. As result of these twelve patent titles, we own various patents covering our technologies which have been granted by various countries official government patent office, including most European Union countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark Office.

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

Using proprietary manufacturing processes, our chief product, Biocoral®, is a resorbable biomaterial derived from natural carbonate calcium wholly mineral in the metastable crystalline aragonite form in a natural condition that is ocean-generated coral. It is used as bone graft substitutes and has certain characteristics (including chemical composition, porosity, mineral content and bioactive properties) that permit its safe, contamination-free use. Its similarity to human bone facilitates its replacement by newly-formed bone. Substantially all of our revenue has been derived from sales of the first generation of our products. The second generation of products and their application after long years of research and development and success of several clinical applications now are ready for marketing. Our product application in the treatment of bone disease associated with natural bone demineralization, for example, such as in cases of osteoporosis fractures and their prevention, is based on technology that is protected by strong patents which have thus far been granted by various countries by their official government patent office, including most European Union countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark office.

We have not yet begun to seek FDA approval for sale of our products in the United States but are preparing the documentation required for our product homologation application in the United States. We have identified the requirements for this application and approached a US medical supply distributor in order to access the US market. An accredited scientific team in the US has conducted human clinical studies with a five-year follow up to confirm bone reconstruction in oral application. This study confirmed the stability of the successful result and management believes that this study will facilitate FDA approval for our product used in this indication when we file for FDA approval. We anticipate submitting this application during 2009. Canadian approval of Biocoral® has been renewed in 2004 by the Canadian Health Care Authority “Santé Canada,” and our products are already commercialized in the European Union and Asia.  During 2005, we entered into a distribution agreement with a Canadian medical supply company in order to access the Canadian market.

Clinical Applications

Biocoral® has been used in various clinical applications. Current uses include the following: (a) orthopedic surgery uses include spinal surgery, tibial (shinbone) osteotomies, hip fractures, trephine (skull) hole replacement, fracture repair and filling of bone cavities particularly in bone fractures due to osteoporosis; (b) maxillocraniofacial surgery and plastic surgery uses include reconstructive and cosmetic surgery; (c) oral surgery uses include filling of bone defects due to loss of teeth or periodontal disease.

Osteoporosis, “A Bone Disease Associated with Natural Bone Demineralization”, Patented Application

We have developed from 1994 and since successfully experimented with the application of our product Biocoral® for the treatment and prevention of osteoporotic and or low bone mass fracture. We developed and patented this application in most countries around the world which covers the use of our product and any other product based on the use of calcium salts.

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

In Canada among 50-year olds, one woman out of five and one man out of eight suffers from osteoporosis. (Hanley DA, Josse RG. Prevention and management of osteoporosis: consensus statements from the Scientific Advisory Board of the Osteoporosis Society of Canada. Can Med Assoc J. 1996;155:921-3).

In all, two million Canadians suffer from osteoporosis (based on estimates made in 2006).

More than 80% of all fractures in persons over 60 are due to osteoporosis. (Goeree R, O’Brien B, Pettitt D, Cuddy L, Ferraz M, Adachi J. An assessment of the burden of illness due to osteoporosis in Canada. J Soc Obstet Gynaecol Can. 18(suppl. juillet):15-24.)

The clinical trials conducted by our subsidiaries over the past twelve years have demonstrated the feasibility of this treatment to reduce the consequences of fractures caused by osteoporosis and to avoid the occurrence of fracture as well. We are developing several variants of our Biocoral® technology aimed at treatment of bone disease due to natural bone demineralization (such as osteoporosis), and Treatment and Prevention of Osteoporotic Fracture. Biocoral® offers a superior method of preventing and repair of bone fractures due to osteoporosis. It has the ability to help the skeletal system, reinforcing it where it is weak and fragile. Biocoral® can serve both to heal bones that are already fractured and to prevent bone fractures from occurring. Phase II clinical trials in Europe demonstrated the efficacy of Biocoral® for local osteoporosis treatment in rebuilding bone, particularly in combination with osteodensimatic screening.

In 2000, we began Phase III multi-center clinical trials of our product, “Biocoral®”, for the treatment of hip fractures due to osteoporosis, in 14 clinics (Military and Civilian) in Europe. The study has been covering 123 elderly persons suffering from hip fractures associated with natural bone demineralization and principally originating from Osteoporotic fractures. The study was monitored by an independent organization in France called Biomatech located in city of Lyon which has been chosen directly by the French government agency "National Agency for Valorization of Research" (l'ANVAR), known currently as (OSEO).

Following the presentation of the prospective report in March 11, 2006 to the representatives of the participating hospital and clinic centres for review and comments, the additional analysis have been conducted by Biomatech which confirm the prospective report.

During January 2007, we received the final report produced by independent monitoring and an independently directed investigation. The final report confirms the therapeutic benefit of our product Biocoral® in the treatment of such fractures which will permit better patient recovery, allowing patients faster mobility and return to a healthy state with a very low risk of refracture. The Company believes that the study is a unique and first in the world covering this area. The Company is currently preparing to launch the use of its products in this patented application and is preparing an international publication with an accredited scientific journal courant 2010.

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

We own, through our wholly-owned subsidiary, various patents in the application of treatment of bone disease due to natural bone demineralization (such as osteoporosis) and “Treatment and Prevention of Osteoporotic Fractures.” Our technology underlying this application is protected by strong patent applications in many countries around the world where patent applications were filed. Our patent applications in this application have thus far been filed and granted by various countries’ official government patent offices, including 17 European Union countries, Japan, Australia, and in the United States by the US Department of Commerce Patent and Trademark Office. Our patent application in Canada was granted during 2005.  Our patent covering technologies in this application in addition to protecting use of our Biocoral® product, also covers any other product based on calcium salts. Most of the bone substitutes in the market are based on calcium salts such as hydroxyapatite (phosphate of calcium). In fact because of validity and coverage of our patents in this particular application, our competitors cannot offer similar products composed of phosphate of calcium for use in this treatment to compete with Biocoral® without risking a suit for infringement of our patent.  Even if a competitor were able to conduct successful clinical studies and demonstrate that its product could produce a satisfactory result, any attempt to manufacture or market the product would violate our patents.  To the best of our knowledge, as of the date of this report, none of our competitors have attempted such a clinical study in this particular treatment.

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

Surgical glue represents a fast growing segment of the biotech industry. Clinical trials have been done especially for skin replacement and skin grafts eliminating the need for protein based skin grafts. Following the successful result of the phase III human clinical trial for specific indications, the product file has been approved by the appropriate French authorities Agence Francaise de Securite Sanitaires des Produits de Sante (AFSSAPS), the French equivalent of the Food and Drug Administration. On September 14, 2000, AFSSAPS granted to a blood bank the authorization to prepare, use and distribute the autologous fibrin glue that was developed by us and prepared by our patented medical device. Before we can commence commercialization of the autologous fibrin glue, AFSSAPS requires that the French blood bank known as Etablissement Française du Sang ("EFS"), the exclusive operator of blood transfusions in France, prepare a report following up on the progress of the first fifty (50) patients treated with the autologous fibrin glue.

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

The investigation and correction of the technical problem has provided us with additional information on how to properly prepare and use the final product. On the basis of this information, we believe that the complication which was discovered during the program was due to the quality of material used by the manufacturer in the production of the medical device and not with the autologous fibrin glue itself. The medical device we developed is manufactured by a third party pharmaceutical group called Maco Pharma.

Having concluded our investigation of this problem, we determined that in order to restart the program required by AFSSAPS, we had to replace the manufacturer and the preparation materials used. We were in negotiations with several accredited medical device manufacturers which specialize in the type of blood bags needed for our medical device. However, these negotiations were unsuccessful, and we do not believe at this time that we will be able to complete the program successfully. Failure to successfully complete the program effectively prevents us from restarting the marketing of this product and realizing any additional revenues from it.

As a result of this loss, in December 2008, we filed a suit seeking approximately €110,000,000 as damages which represent lost profits we would have realized from the marketing of the glue. Pursuant to our agreement and under a written proposal provided by us in 2001 and accepted by Maco Pharma, Maco Pharma who requested to be in charge of the manufacture of the product and distribute it under a worldwide license.  As outlined in the proposal, projected revenue was estimated through 2015 (the year of the expiration of the patents covering our technology for the profit) at a minimum of € 220,000,000.  Under the proposal,Maco Pharma was to pay us a 50% royalty of the estimated projected revenue during the years of commercialization until the expiration of the patents for the product.  Thus we are suing for the €110,000,000 we would have realized through 2015.  We also believe that Maco Pharma engaged in unfair competition as it entered into an agreement with one of our competitors to produce a similar product. The Company intends to continue the case.

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

During 2005, we entered into a collaboration agreement with TERUMO EUROPE N.V, a European Subsidiary of TERUMO CORPORATION a Japanese company which is active in healthcare area in order to conduct a test protocol to insure the feasibility of producing Thrombin from Therapeutic plasma in contact with our product, “Biocoral®”.

The test protocol has been conducted by both companies during 2005. The report of the study made by TERUMO EUROPE N.V. and countersigned by the company confirmed such feasibility of our Technology.

In addition, at the same time, we entered into a letter of intent “letter of Intent” with TERUMO EUROPE N.V., pursuant to which TERUMO intends to obtain the right to manufacture and market medical devices covered by our patents and by the results of the laboratory test (including any future improvement patents covering this technology) of which Biocoral, Inc. is or will be the owner. By the same letter of Intent, Biocoral, Inc. commits itself to negotiate a possible cooperation agreement regarding the “Thrombin preparation from Therapeutic Plasma and Biocoral® with TERUMO on an exclusive basis. These exclusive negotiations took place for a period of three (3) months. The company declined to extend the exclusivity period in order to be free to pursue any better proposal for development of its technology relative to which we have received indications of interest.

Composite Biocoral® and Growth Factor

For more than 20 years, studies have been undertaken to demonstrate that it is possible to accelerate the bone regeneration process and repair by combining growth factors with a support matrix such as Biocoral®. Some scientific research has shown that Biocoral®, as a biomaterial, represents a useful support for growth factors. European clinical trials conducted over the several years have had positive results confirming the acceleration of the bone regeneration process and process. We hold various patents covering the technology underlying this application (composite of Biocoral® and growth factors) owned by our wholly-owned subsidiary in many countries around the world where patent applications were filed. Our patent applications in this application to date have been granted by various countries’ official government patent office, including most European Union countries, Canada, and in the United States by the US Department of Commerce Patent and Trademark Office.

Raw Materials and Manufacturing

The primary raw material used by us to manufacture Biocoral®, is natural coral. The coral used in our products is presently sourced from New Caledonia, but is also found in abundance in wide areas of the Indian and Pacific Oceans.
We believe that our existing inventory of coral, together with coral sources immediately available to us, are sufficient to meet our present and future needs. To date, coral prices have been stable but no assurance can be had that they will not rise. We are, however, unaware of any factors which are likely to have a material adverse effect on our ability to obtain coral at a competitive price.

Since years 2000, the Company has collaborated with accredited scientists as well as with a special laboratory located at one of most prestigious European universities to develop a method of purification of its raw material “coral,” in order to remove the trace amounts (between 0.016 to 0.026% depending upon the type of coral used) of amino acids which were present, without any change in chemical and crystalline structure of the coral. As a result of these efforts, the small percentage of amino acid can now be removed from our raw material. The purification of raw materials permits us to improve their performance and to offer what we believe to be the only natural wholly mineral bone substitute product in the world. We also filed a patent for this purification method including the final product issued from it. The patent will protect our main product for an additional 20 years from the initial date when the patent was filed. The patent was filed in France in 2003, with PCT extension in December 2004. Our new technology of purification of our natural coral will allow us to offer what we believe will be the only natural wholly mineral bone substitute. The French, European (filed and issued in 17 European countries) and United States patents covering the purification of our raw material and its uses have been already been granted.

Biocoral® has been marketed since the end of the 1980’s and was the first bone substitute registered in France with TIPS (Tarifs Interministériels des Prestation Sanitaires). Nevertheless within the framework of its registration, Biocoral® has been received approving opinion of Microbiological Committee of Health on July 05, 1995 referenced under the number 9600201B01.

On December 30, 1996, Biocoral® received “EC certification” allowing it to be marketed in the European Union. This authorization has been renewed several times and it is currently in force.

The Company's manufacturing facility is located in Saint-Gonnery in France, and is complied with ISO 13485: 2003 certification which allows the Company to continue offering and market its products in CANADA.

In December 2007, the Company was audited by LNE (Laboratoire national de métrologie et d’essais) for the renewal of its EC certificate and ISO 13485: 2003 certification, which renewal was granted. The certificates are issued according to the rules of G-MED certification/LNE/G-MED Notified Body for Medical Devises. Additionally, we are audited annually by LNE to maintain our certifications. To continue certification, the Company met annual requirements in environmental policy, compliance, planning, management, structure and responsibility, training, communication, document control, operational control, emergency preparedness and response, record keeping and management review. During December 2008 and 2009, the Company was audited successfully by LNE as part of annual requirement and maintained its certifications.

We believe this facility is adequate to service our present and medium-term future needs.

Competition

Our Biocoral® product competes with (i) natural bone obtained from autograft procedures and allograft sources; and (ii) two other synthetic bone products, one marketed in the United States by Interpore International, Inc. a publicly-held company with significantly greater resources and distribution capabilities than ours, and another that was approved by the FDA in May 1993.

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

In October of 1998, Interpore introduced resorbable Pro Osteon™. Pro Osteon™ is harvested from marine coral exoskeletons that are hydrothermally converted to calcium phosphate, known as hydroxyapatite.

Effective June 22, 2004, Interpore closed its merger with Biomet, Inc. pursuant to which Biomet acquired all of the outstanding shares of Interpore stock for cash at $14,50 per share  with a 29% premium for a total amount of $259 million.

Autograft and allograft bone have been used for graft material for a much longer period of time than Biocoral® and similar materials, and in order to increase our future sales of Biocoral®, we have demonstrated, to the best of our ability,  to the medical community the surgical and patient advantages, safety, efficacy, cost effectiveness and clinical results of Biocoral®. Most of our competitors have substantially greater resources, larger market share and greater research and development capabilities than ours and may, therefore, be expected to compete aggressively and successfully in the markets for our products.

We believe that Biocoral® provides an attractive alternative to autograft and allograft bone graft materials. In an autograft procedure, bone material is first harvested from another part of the patient's skeleton and then, in a second procedure, grafted to the site of the bone deficit. The harvesting procedure increases operating time and expense, and can lead to complications such as infection, excessive blood loss, chronic pain and deformity. When an autograft is not feasible or desirable, allograft bone, typically obtained from a cadaver, can be used. In order to maintain mechanical and biological properties, some allograft bone is not sufficiently secure to avoid all risks of disease transmission. Therefore, unlike Biocoral®, which is a sterile and biocompatible material, allograft bone carries the risks of implant rejection and the transmission of infectious agents such as hepatitis and HIV. The use of Biocoral® entails none of these risks and provides clinical results comparable to those of autograft material in suitable condition for use.  We believe Biocoral® is the only natural wholly mineral bone graft substitute actually available on the market.

Biocoral® was originally patented in France in 1979, in the United States in 1982, and in Japan in 1989. Our French subsidiary acquired the patent rights for Biocoral® from "National Agency for Valorization of Research" (l'ANVAR), known currently as (OSEO) and, the "French National Center for Scientific Research" (CNRS), a French governmental agency. Through our subsidiaries, we have developed twelve additional patent titles, in various countries in Europe, Switzerland, Canada, Japan, Australia and United States, for various applications and uses of our products, including, among others, osteoporosis remediation, autologous glue and combination with growth factor. As result of these twelve patent titles, we own various patents covering our technologies which have been granted by various countries official government patent office, including most European Union countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark Office.

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

One of our patent titles covers technology called “method for preparation of biological adhesive enriched with platelet factors and application”. Our patent applications in this application have thus far been filed and granted by the official government patent offices of various countries, including France and 15 European Union countries, Japan, and in the United States by the US Department of Commerce Patent and Trademark Office. However, our patent application covering this technology in Japan, after being granted in October 1999, received written opposition from Thermogensis Corp of California in June 2000. We were required to defend the patent against this opposition. The Japanese Patent Office rejected the opposition in May 2003, and our patent in Japan was reaffirmed.

We have been able to compete in Europe against producers that also sell products in the United States. Despite their significantly greater resources, management believes that it will, once our products have been approved by the FDA, be able to be competitive with such companies because of the quality of our products. See "Business -- Government Regulation." Biocoral® has been used in European dental applications for approximately more than 20 years. These multiple uses, together with the scientific results of our in vivo use and clinical trials have demonstrated the efficacy of using Biocoral® for bone regeneration in dental applications. We compete with many businesses in the production and distribution of biomaterials for filling bone cavities before rehabilitation of partially and totally edentulous patients. These businesses compete primarily on the basis of product performance and price, as well as customer loyalty and service. Biocoral® also competes with bone grafts and bone graft substitutes. Companies selling competitive products sometimes also sell dental implants, so bundling these products is often a strategy. All of these businesses compete primarily on the basis of product performance and price, as well as on customer loyalty and service.

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

We believe that in certain cases, some of our competitors are infringing on our patents. We are exploring various options for enforcing these patents where necessary. Bio Holdings International, Ltd. our wholly-owned subsidiary and the owner of all of our patents has sent a written warning to the infringing parties in France, England and Germany and has limited its focus to a few companies in order to abate the cost. The Company knows this type of litigation is costly in Europe and even more so in the US and will only pursue action against infringers in the US if it is able to obtain funding to cover the cost or if it can do so on a contingency basis in order not to have it impact the Company’s financial condition.  If the Company is unable to do either, it will not pursue such litigation. The Company is currently in discussion with the third party to finance the case.

Governmental Regulation

Biocoral® although marketed since the end of the 1980’s, was the first bone substitute registered in France with TIPS (Tarifs Interministériels des Prestation Sanitaires). Nevertheless within the framework of its registration, Biocoral® has been received approving opinion of Microbiological Committee of Health on July 05, 1995 referenced under the number 9600201B01.

Biocoral® received the authorization to be marketed in the European countries "EC label" on December 30, 1996. Since, this authorization has been renewed several times and it is current.

Biocoral® has been approved for marketing in Europe, Canada, many Asian countries, the Middle East and many other countries in the world. Biocoral® has been approved for reimbursement in France by French National Health Authority (Securite Sociale) and is listed on the “Liste des Produits et Prestations Remboursables” (LPPR) reimbursement by French National Health Authority. Our products are subject to significant government regulation in the United States and other countries. To test clinically, and to produce and mass market products for human diagnostic and therapeutic use in the United States, we must comply with mandatory procedures and safety standards established by the Food and Drug Administration ("FDA") and comparable state and foreign regulatory agencies. Typically, such standards require that products be approved by the government agency as safe and effective for their intended use before being marketed for human applications.

There are two principal methods by which we may obtain FDA approval to market regulated products in the United States. One method is to seek FDA approval under the 510(k) procedure. Section 510(k) of the Food, Drug and Cosmetic Act requires those device manufactures who must register to notify the FDA, at least 90 days in advance, of their intent to market a medical device. This is known as Premarket Notification - also called PMN or 510(k). It allows the FDA to determine whether the device is equivalent to a device already placed into one of the three classification categories. Thus, “new” devices (not in commercial distribution prior to May 28, 1976) that have not been classified can be properly identified. Specially, medical device manufacturers are required to submit a premarket notification if they intend to introduce a device into commercial distribution for the first time or reintroduce a device that will be significantly changed or modified to the extent that its safety or effectiveness could be affected. Such change or modification could relate to the design, material, chemical composition, energy source, manufacturing process, or intended use.

In the past, we have had discussions with the FDA, which indicated that Biocoral® may be classified as a Class 3 Medical Device in the United States and may be considered equivalent to Pro Osteon™ (Pro Osteon) which is a bone graft substitute, already registered by the FDA.  See "Competition."  We believe that the 510(k) procedure should apply to Biocoral®. If the 510(k) procedure were applied to Biocoral®, an FDA audit would not be necessary before the homologation could be granted. To the best of our knowledge, the FDA can require an audit at any time.

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

Subsidiaries

The Company conducts its operations in Europe via several subsidiaries, including its French (Biocoral France) and UK (Biocoral UK Limited) subsidiaries and Bio Holdings International Limited (see below).

Bio Holdings International Limited

Bio Holdings International Limited is one of the company’s wholly-owned subsidiaries which was formed to hold and manage the principal patents of the company. We own all of Bio Holdings’s outstanding shares, and cover all of Bio Holdings’s expenses:

-	deposits and files all patents and follows up with the patent counsels and patent offices in each country where the patents are filed;
-	extends filing territory and works to protect our patents; and
-	looks after and maintains patents.

Additional Information

We maintain a website, www.biocoral.com, which includes financial and other information for investors. We provide access to our SEC filings on our website, free of charge, through a link to the OTC Bulletin Board’s website. Through that link, our filings are available as soon as reasonably practical after we file the documents. These filings are also available on the SEC’s website at http://www.sec.gov. In addition, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Until 2005, more than two-thirds of our business was in research and development with an emphasis on developing our technology in order to produce marketable products.  We have completed most of our research program and are now ready to begin commercialization and marketing of our products in new applications and increase the commercialization efforts in actual products.  However, to date, we have generated only limited revenues and have had to raise capital from investors through debt and equity offerings in order to sustain our research and development efforts.  For the fiscal year ended December 31, 2009, we had net sales of approximately $425,055 an accumulated deficit of $22,720,637.

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

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies, including Biocoral® and its use in different applications.  Through twelve patent title applications and as of the date of this report, we own various patents covering our technologies which have been granted by various countries’ official government patent office, including most European Union countries, Canada, and in the United States by the US Department of Commerce Patent and Trademark Office. We depend upon confidentiality agreements with our officers, employees and contracting counterparties to maintain the proprietary nature of the technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid the confidentiality agreements, violate our patents or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations. Such competitive events, technologies and patents may limit our ability to raise funds, prevent other companies from collaborating with us, and in certain cases prevent us from further developing our technology due to third party patent blocking right.

We rely upon third parties for the manufacturing and distribution of some of our products.

We manufacture our main product, Biocoral®, through our wholly-owned manufacturing subsidiary.  However, for manufacture of our medical device, which allows the preparation of our autologous glue, once the product is ready for marketing, we rely on third party manufacturers.  Our reliance on third parties for the manufacture of our products creates a dependency that could severely disrupt our research and development, our clinical testing, and ultimately our sales and marketing efforts if the source of such supply proves to be unreliable or unavailable. If the contracted manufacturing source is unreliable or unavailable, we may not be able to manufacture or market our products.

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

We depend upon the efforts and abilities of our senior executive, Nasser Nassiri, and other members of our management team and scientific advisors. The loss or unavailability of the services of any of these individuals for any significant period of time could have a material adverse effect on our business, prospects, financial condition and results of operations. We have not obtained, do not own, nor are we the beneficiary of, key-person life insurance.  See “Management—Employment Agreements”.

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

Our competition will be determined in part by the potential applications for which our products are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete pre-clinical testing, clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position. (See “Item 1. Description of Business -- Competition.”)

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

Item 1B. Unresolved Staff Comments.

None,

Item 2. Description of Property.

Our French subsidiary currently leases its principal executive offices from an unrelated third party for an aggregate annual rent of approximately $28,500 (approximately €20,500 euros). The operating lease expires on June 30, 2012 with an option to renew with the same terms and conditions for two additional periods of three years. Rent expense associated with this lease for the year ended December 31, 2009 was approximately $18,500. This agreement is transferable and can be cancelled with six months notice before the terms of 3 years anniversary.

We leased our manufacturing facility in Saint Gonnery in the west of France until the year 2001. We now own the property which includes a reception area, laboratory-chemistry and bacteriology area, workshop maintenance area, stock F area, stock SM area, laboratory-prothes area, stock 1 area, room dresses, radio operator area, raw material area, a local conditioning and control, drying and washing area, management and accountancy area.

Item 3. Legal Proceedings.

Our French subsidiaries are parties to several legal proceedings that arise in the normal course of business. We accrue for these items as losses become probable and can be reasonably estimated. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's consolidated results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

None.
PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

At December 31, 2009, there were 11,443,787 shares of our common stock issued and outstanding.  Our common stock trades on the OTC Bulletin Board. The following table sets forth information regarding the high and low closing price per share for our common stock on the OTC Bulletin Board as reported by www.nasdaq.com Such prices do not necessarily reflect actual transactions and do not include retail mark-ups, mark-downs or commissions.

Quarter Ended	High	Low
December 31, 2009	$32.00	$32.00
September 30, 2009	$38.00	$38.00
June 30, 2009	$38.00	$38.00
March 31, 2009	$38.00	$38.00
December 31, 2008	$43.00	$23.00
September 30, 2008	$23.00	$8.00
June 30, 2008	$56.00	$15.00
March 31, 2008	$80.00	$40.00

Holders

As of December 31, 2009, there were approximately 400 holders of record of the shares of our common stock including several European financial and portfolio institutions including their clients.

Dividends

We have paid no cash dividends on our equity securities to date and do not anticipate the payment of cash dividends on our equity securities in the near future. We paid a dividend of one share of our common stock for each three shares owned on December 18, 1995 and paid, in December 1996, another stock dividend of one share for each three shares owned as of November 6, 1996.

Recent Sales of Unregistered Securities

During 2009, the company received additional short-term loans totaling $179,600 from “accredited investors”. These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the Company’s board of directors approves the issuance of additional notes.

The short-term notes payable bear interest at 7%, are unsecured and classified by the company as on demand.  However, at the time of funding, the Company informed the investors that the advance would be converted into new long terms 7% Non-Convertible notes on terms and conditions to be determined. (See Note 7 to the Financial Statements)

All Notes as described above were sold to “accredited investors” only in a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933.

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

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in the financial statement contained elsewhere in this annual report.

Introduction

Patents and Product Development

We are an international biomaterials "tissue-engineering" company specializing in the research, development and commercialization of patented high biotechnologies and biomaterials in the health care area. The Company’s management is primarily focused on securing our existing patents, continuing the development, manufacture and commercialization of products under our patents and pursuing patent titles in additional countries and for additional applications.

Biocoral®, our primary product, is a natural coral "carbonate calcium" derived, wholly mineral bone graft substitute and is used by surgeons and practitioners because of its biocompatibility, resorbability, osseo conduction and safety. Since 2000, we have worked with an accredited European university research group on purification of our raw material, coral, in order to produce a natural wholly mineral product.  After a long-term collaboration we have finalized the development of a method for purification of our raw material coral which will allow us to offer Biocoral® as a natural wholly mineral bone substitute.  We have received patents for this purification method in France and the European Union and expect to receive additional patents on it in the near future.  According to our French subsidiary, Biocoral® has been used in more than a million patients in various countries, principally in Europe, Asia and Canada.

Through our subsidiaries, we have developed twelve additional patent titles, in various countries in Europe, Switzerland, Canada, Japan, Australia and United States, for various applications and uses of our products, including, among others, osteoporosis remediation and combination  of Biocoral® with growth factor. As result of these twelve patent titles, we own, various patents covering our technologies which have been granted by various countries official government patent office, including most European Union countries, Canada, Australia, Japan and in the United States by the US Department of Commerce Patent and Trademark Office.

We believe that the pursuit of additional patents and continuing to work toward commercialization of Biocoral® and related products presents our greatest opportunity for revenue generation.  To a lesser extent we have devoted some resources to development of the additional application for our product in particular the treatment of bone disease associated with demineralization of bone such as osteoporosis fracture and their prevention.

We have encountered challenges to our attempts to protect our patents and develop, manufacture and commercialize our products primarily from companies seeking to infringe our patents and also in our reliance on an outside manufacturer.  We intend to defend our patents vigorously to the extent that our funding permits.   In addition, where our reliance on an outside manufacturer to produce our autologous fibrin glue resulted in the failure of this product, we have now commenced a lawsuit against this manufacturer for approximately €110,000,000 in lost profits which is based upon our written proposal, which was accepted by the manufacturer and which estimated profits during the commercialization period at approximately €220,000,000.  Under the proposal, we were to receive a royalty of 50% of this amount.

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

Fiscal 2009 vs. 2008

Net sales, which are solely attributable to our wholly owned European subsidiaries, totalled approximately $425,100 for the year ended December 31, 2009, a decrease of approximately $74,300 or approximately 15% from approximately $499,400 for the year ended December 31, 2008. This decrease is partially attributable to a decrease in sales of products and partially due a result of the fluctuating exchange rates between Euros and US dollars.

Cost of sales was approximately $129,600 for the year ended December 31, 2009, a decrease of approximately $81,700 or approximately 39% from approximately $211,300 for the year ended December 31, 2008. The gross profit percentage for the year ended December 30, 2009 and 2008 was approximately $295,400 or 69% and $288,200 or 57%, respectively. The main factor contributing to this increase in gross profit was an increase in sales of higher margined goods.

Operating expenses were approximately $572,300 during the year ended December 31, 2009, an increase of approximately $10,700 or approximately 2% from approximately $561,600 for the year ended December 31, 2008. This increase was primarily due to an increase in the company’s depreciation and amortization, the balance of our operating expenses when taken as a whole were essentially flat.

Consulting and professional fees during the year ended December 31, 2009 were approximately $189,500 a decrease of $25,900 or approximately 12% compared to approximately $215,400 during the year ended December 31, 2009. This decrease is attributable to a decrease in the fees during 2009 for the development of next generation of products compare to 2008.

Other income (net of expenses) totalled approximately $(232,300) of expense for the year ended December 31, 2009 as compared to approximately $(208,200) of expense for the year ended December 31, 2008. This increase was primarily due to increase in interest expense on our short and long terms notes payables as well as the reclassification for discontinued operations.

As a result of the above, our net loss for the year ended December 31, 2009 totalled approximately $452,600 or $.04 per share compared to a net loss of approximately $586,400 or $.05 per share for the year ended December 31, 2008.

These losses per share were based on weighted average common shares outstanding of 11,443,787 & 11,421,842 for the years ended December 31, 2009 and 2008 respectively.

Financial Condition, Liquidity and Capital Resources

Fiscal 2009 vs. 2008

As shown in the accompanying consolidated financial statements, we had net losses of approximately $452,600 and $586,400 in 2009 and 2008, respectively. Management believes that it is likely that we will continue to incur net losses through at least 2010. We had a working capital deficiency of approximately $1,585,300 and $1,217,500 at December 31, 2009 and 2008 respectively. We also had a stockholders' deficiency of approximately $4,040,800 and $3,549,500 at December 31, 2009 and 2008, respectively.

We had cash provided by (used in) operating activities of approximately $20,900 and ($251,500) at December 31, 2009 and 2008 respectively. We also had cash provided by financing activities of $179,600 and $178,500 at December 31, 2009 and 2008 respectively. Our net loss of approximately $452,600 and $586,400 increased our accumulated deficit to approximately $22,720,600 and $22,268,000 at December 31, 2009 and 2008 respectively.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2009, 2008, 2007 and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. In January 2010, the Company received a written confirmation from an “accredited investor” which has funded the company in the past, indicating the investor's intent to provide the Company with funds of up to $200,000 of which the Company received $50,000 during first quarter of 2010.  Management believes that these funds, together with the funds to be raised from the efforts described above, will provide sufficient working capital to operate through 2010.

Long-term Debt

As described in the Notes 8 to our financial statements and under Financial Condition, Liquidity and Capital Resources above, our long-term debt consists entirely of 7% promissory notes.  As of December 31, 2009, the outstanding balance of principal due on such notes was $3,000,000.  Such notes mature in December 2012.

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

The Company’s foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company’s overall exposure for foreign currency at December 31, 2009, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company’s balance sheet, net sales, net income or cash flows over a one-year period.

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

Financial Statements:

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in this Internal Control-Integrated Framework.

Based on our assessment, we concluded that the Company’s maintains effective internal control over financial reporting as of December 31, 2009, based on criteria established in “Internal Control – Integrated Framework” issued by the COSO.

Michael T. Studer CPA P.C., our independent registered public accounting firm, has issued an audit report, on our internal control over financial reporting which is included in page F-3.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of
Biocoral, Inc.

I have audited the internal control over financial reporting of Biocoral, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. My responsibility is to express an opinion on the Company’s internal control over financial reporting based on my audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally  accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In my opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

I have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the Company’s consolidated financial statements as of December 31, 2009 and 2008 and for the years then ended and my report dated March 30, 2010 expressed an unqualified opinion thereon.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
March 30, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Biocoral, Inc.

I have audited the accompanying consolidated balance sheets of Biocoral, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biocoral, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s present financial condition raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and my report dated March 30, 2010 expressed an unqualified opinion thereon.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
March 30, 2010

BIOCORAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2009	2008

Current Assets:
Cash	$45,018	$17,797
Accounts receivable, net of allowance for doubtful accounts of $7,883 and $136, respectively	91,370	147,085
Inventories	491,960	402,376
Prepaid expenses and other current assets	17,782	23,707

Total Current Assets	646,130	590,965

Property and equipment, net	16,136	21,597
Restricted cash held in escrow	-	9,512
Intangible assets, net	825,153	774,081
Other assets	9,203	18,648

Total Assets	$1,496,622	$1,414,803

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$795,613	$810,510
Short-term bank borrowings	11,016	13,777
Short-term notes payable	308,100	128,500
Current portion due to officer	259,192	223,192
Accrued interest payable	857,495	632,444

Total Current Liabilities	2,231,416	1,808,423

Due to officer, net of current portion	300,000	150,000
Long-term notes payable	3,000,000	3,000,000
Deferred employee benefits	6,051	5,845

Total Liabilities	5,537,467	4,964,268

Commitments and contingencies

Stockholders' Deficit:
Preferred stock; par value $.001 per share; 1,000,000 shares authorized; none issued	-	-
Common Stock; par value $.001 per share; 100,000,000 shares authorized; 11,443,787 shares issued and outstanding December 31, 2009 and 2008	11,444	11,444
Additional paid-in capital	18,800,000	18,800,000
Accumulated other comprehensive loss	(131,652)	(92,864)
Accumulated deficit	(22,720,637)	(22,268,045)

Total Stockholders' Deficit	(4,040,845)	(3,549,465)

Total Liabilities and Stockholders' Deficit	$1,496,622	$1,414,803

BIOCORAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2009	2008

Net sales	$425,055	$499,437
Cost of sales	129,612	211,276

Gross Profit	295,443	288,161

Operating Expenses:
Consulting and professional fees	189,467	215,356
Depreciation and amortization	88,918	76,685
Administrative expenses	293,924	269,516

Total Operating Expenses	572,309	561,557

Loss From Operations	(276,866)	(273,396)

Other Income (Expense):
Interest, net	(231,294)	(215,883)
Other	(978)	7,696

Total Other Income (Expense)	(232,272)	(208,187)

Loss from Continuing Operations before
Provision for Income Taxes	(509,138)	(481,583)

Provision for Income Taxes	-	-

Net Loss from Continuing Operations	(509,138)	(481,583)

Discontinued Operations
Income (loss) of discontinued subsidiary	56,546	(104,801)

Net Loss	(452,592)	(586,384)

Other Comprehensive Income (Loss):
Foreign translation adjustment	(38,788)	83,672

Comprehensive Loss	$(491,380)	$(502,712)

Basic and diluted net loss per common share:
Continuing operations	$(0.04)	$(0.04)
Discontinued subsidiary	0.00	(0.01)
Net loss	$(0.04)	$(0.05)

Basic and diluted weighted average number of common shares outstanding	11,443,787	11,421,842

BIOCORAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2009 AND 2008

				Accumulated
				Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Loss	Deficit	Deficit
Balance, January 1, 2008	11,353,787	11,354	17,900,090	(176,536)	(21,681,661)	(3,946,753)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	83,672	-	83,672

Exercise of stock options	90,000	90	899,910	-	-	900,000

Net loss	-	-	-	-	(586,384)	(586,384)

Balance, December 31, 2008	11,443,787	11,444	18,800,000	(92,864)	(22,268,045)	(3,549,465)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	(38,788)	-	(38,788)

Net loss	-	-	-	-	(452,592)	(452,592)

Balance, December 31, 2009	11,443,787	$11,444	$18,800,000	$(131,652)	$(22,720,637)	$(4,040,845)

BIOCORAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(452,592)	$(586,384)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	88,918	77,096
Equity loss of partnership	-	-
Change in operating assets and liabilities:
Accounts receivable	55,715	(8,941)
Inventories	(89,584)	(66,601)
Prepaid expenses and other current assets	5,925	8,396
Cash held in escrow	9,512	-
Other assets	9,445	(2,543)
Accounts payable	(14,897)	(82,721)
Short-term bank borrowings	(2,761)	13,777
Current portion due to officer	36,000	36,000
Accrued interest payable	225,051	210,732
Due to officer, net of current portion	150,000	150,000
Deferred employee benefits	206	(338)

Net cash provided by (used in) operating activities	20,938	(251,527)

Cash flows from investing activities:
Purchase of property and equipment	(2,593)	(6,309)
Purchase of intangible assets	(131,936)	(134,220)

Net cash provided by (used in) investing activities	(134,529)	(140,529)

Cash flows from financing activities:
Proceeds from short-term notes payable	179,600	78,500
Proceeds from long-term notes payable	-	100,000

Net cash provided by (used in) financing activities	179,600	178,500

Effects of changes in exchange rates on cash	(38,788)	83,672

Increase (decrease) in cash	27,221	(129,884)

Cash, beginning of period	17,797	147,681

Cash, end of period	$45,018	$17,797

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash financing activities:
Exercise of stock options in exchange for reduction of due to officer	$-	$900,000

BIOCORAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 – Liquidity

The Company had net losses of approximately $452,600 and $586,400 in 2009 and 2008, respectively. Management believes that it is likely that the Company will continue to incur net losses through at least 2010. The Company had a working capital deficiency of approximately $1,585,300 and $1,217,500, at December 31, 2009 and 2008, respectively. The Company also had a stockholders' deficit of approximately $4,040,800 and $3,549,500 at December 31, 2009 and 2008, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2009, 2008, 2007 and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. In January 2010, the Company received a written confirmation from an “accredited investor” to provide additional funds up to $200,000 of which the Company has received approximately $50,000 during the first quarter of 2010. These “accredited investors” have provided funds in the past such as the short-term loans in the amounts of $179,600 and $128,500 provided to the Company in 2009 and 2008, respectively. Management believes that these funds, together with the funds to be raised from the efforts described above, will provide sufficient working capital to operate through 2010.

Note 3 - Summary of Significant Accounting Policies

(A) Basis of Presentation

The accompanying consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

(B) Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of Biocoral, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

(C) Cash and Cash Equivalents

The Company considers cash on hand, cash in banks, certificates of deposit, time deposits and other short term securities with maturities of three months or less when purchased as cash and cash equivalents. There were no cash equivalents held by the Company at December 31, 2009 and 2008.

Note 3 - Summary of Significant Accounting Policies - continued

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

(F) Inventories

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out ("FIFO") method.

(G) Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are twenty-five years for building and building improvements, two to twelve years for equipment and furnishings and one year for computer software. Normal maintenance and repairs of property and equipment are expensed as incurred, while renewals, betterments and major repairs that materially extend the useful live of the property and equipment are capitalized.

(H) Investment in Limited Partnership

The Company owns an approximate 9.3% interest in Bensenville Associates Ltd., a limited partnership, which is accounted for under the equity method of accounting. Under this method, the initial investment is recorded at cost. Subsequently, the investment is increased or decreased for the Company's pro-rata share of the partnership's income and losses. The Company's share of the loss in the partnership for the years ended December 31, 2009 and 2008 was approximately $9,600 and $7,700, respectively, and the book value of the investment at December 31, 2009 and 2008 was $0. The Company is not responsible for losses in excess of its investment. Therefore none of the losses for the years ended December 31, 2009 and 2008, are included in the consolidated financial statements.

(I) Intangible Assets

Intangible assets consist of legal fees paid to various patent attorneys related to successful world-wide patent applications. The patent costs are amortized using the straight-line method over the shorter of the life of the patent or the estimated useful life of the technology, which ranges from 10 to 20 years.

Amortization of the intangible assets for the next five years and thereafter is expected as follows:

2010	$83,572
2011	$83,572
2012	$83,572
2013	$83,572
2014	$83,572
Thereafter	$407,293

Note 3 - Summary of Significant Accounting Policies - continued

The components of intangible assets and costs capitalized in 2009 and 2008 are as follows:

	2009	2008
Beginning Intangible Assets	$983,362	$849,141
Add: Capitalized Costs	131,936	134,221
Less: Accumulated Amortization	(290,145)	(209,281)
Net Intangible Assets	$825,153	$774,081

(J) Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other”, the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. Management believes that there are no impaired long-lived assets at December 31, 2009 and 2008.

(K) Income Taxes

The Company accounts for deferred taxes in accordance with ASC Topic 740, "Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

(L) Revenue Recognition

Sales are recognized when the earnings process is complete and collectability is reasonably assured, which is usually when the goods are shipped to customers. Amounts billed related to shipping and handling are included in revenue.

(M) Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in accordance with guidance established by the Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Costs." During 2009 and 2008, there were no material shipping and handling costs.

(N) Research and Development

The Company expenses all research and development costs as incurred.

(O) Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation–Stock Compensation”, which requires us to estimate the fair value of stock-based awards exchanged for employee services and recognize compensation cost based on this fair value over the requisite service period.

With respect to stock based compensation granted to non-employees, the Company records an expense equal to the fair value of the security on the measurement date, which is the earlier of the date at which a commitment for performance is reached or the date at which the service is complete.

Note 3 - Summary of Significant Accounting Policies - continued

(P) Computation of Net Loss per Share

The Company presents basic and diluted net loss per share pursuant to the provisions of ASC Topic 260, “Earnings per Share". Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares outstanding during the year. Diluted net loss per share is computed by dividing the net earnings for the year by the weighted average number of common shares and common share equivalents outstanding during the year. Common share equivalents include stock options and other convertible securities. For the years ended December 31, 2009 and 2008, the common share equivalents were not included in the diluted net loss per share computation as the effect is anti-dilutive.

(Q) Foreign Currency Translation and Transactions

Assets and liabilities of the foreign subsidiaries are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the year. Resulting translation adjustments are recorded as accumulated other comprehensive loss which is a separate component of stockholders' deficiency.

The change in cumulative translation adjustments during the years ended December 31, 2009 and 2008 was as follows:

	2009	2008
Beginning accumulated translation adjustments	$(92,864)	$(176,536)
Translation adjustments for the year then ended	(38,788)	83,672
Ending accumulated translation adjustments	$(131,652)	$(92,864)

(R) Comprehensive Loss

The foreign currency translation adjustments resulting from the translation of the financial statements of the Company's subsidiaries expressed in Euros to United States dollars are reported as other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss.

(S) Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued interest payable, approximate fair value at December 31, 2009 and 2008, due to the relatively short maturity of the instruments. The investment in limited partnership is recorded using the equity method and it is not practical to estimate the fair value of this investment without incurring excessive cost, as this investment is not publicly traded. Short-term and long-term notes payable approximates fair value based upon debt terms available for similar entities under similar terms.

(T) Use of Estimates

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

Note 3 - Summary of Significant Accounting Policies - continued

(U) Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy. On July 1, FASB launched the new FASB’s Codification (full name: the FASB Accounting Standards Codification TM.) The Codification supersedes existing GAAP for nongovernmental entities; governmental entities will continue to follow standards issued by FASB's sister organization, the Governmental Accounting Standards Board (GASB). This pronouncement has no effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.  The Company does not expect the adoption of SFAS No. 167 will have a material effect on its financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The Company does not expect the adoption of SFAS No. 140 will have a material effect on its  financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 has not had a material effect on the Company’s financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management will have, a material impact on the Company's present or future consolidated financial statements.

(V) Reclassifications

Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 presentation. (See note 14)

Note 4- Inventories

Inventories consist of the following at December 31:

	2009	2008
Raw materials	$60,655	$45,814
Work in process	73,815	92,039
Finished goods	357,490	264,523
Total	$491,960	$402,376

Note 5 - Property and Equipment

Property and equipment consists of the following at December 31:

	2009	2008
Land	$12,160	$12,160
Buildings and improvements	108,982	185,000
Equipment and furnishings	229,366	231,772
Total	350,508	428,932
Less: Accumulated depreciation and amortization	(334,372)	(407,335)
Net	$16,136	$21,597

Note 6 - Intangible Assets

Intangible assets consist of the following at December 31:

	2009	2008
Patent costs	$1,115,298	$983,362
Less: Accumulated amortization	(290,145)	(209,281)
Intangible assets, net	$825,153	$774,081

Note 7 – Short-Term Notes Payable

In 2008, the Company received short-term loans totaling $128,500 from “accredited investors”. These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the Company’s board of directors approves the issuance of additional notes.

During 2009, the company received additional short-term loans totaling $179,600 from “accredited investors”. These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the Company’s board of directors approves the issuance of additional notes.

The short-term notes payable bear interest at 7%, are unsecured and classified by the company as on demand.  However, at the time of funding, the Company informed the investors that the advance would be converted into new long term 7% non-convertible notes on terms and conditions to be determined.

Note 8 - Long-Term Notes Payable

The long-term notes payable are due to “accredited investors”, bear interest at 7% per annum, are unsecured, and are due in full on December 31, 2012.

In December 2006, the Company issued $2,700,000 (of the $3,000,000 total long-term non-convertible notes due December 31, 2008) in exchange for the retirement of $700,000 of 6% convertible promissory notes payable, $1,600,000 of 7% convertible promissory notes payable, and $400,000 of notes payable.

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

During 2008, the company issued additional 7% non-convertible promissory notes payable in the aggregate principal amount of $100,000 to “accredited investor” through a private placement intended to be exempt from registrant pursuant to the provision of Regulation D of the Securities Act of 1933 increasing the outstanding amount of new 7% non-convertible promissory notes payable from $2,900,000 to $3,000,000.

Note 8 - Long-Term Notes Payable - continued

At the request of the Company, on February 20, 2009, the holders of the 7% non-convertible notes payable agreed to extend the due date of the notes from December 31, 2009 to December 31, 2012.

The aggregate maturities of long-term debt at December 31, 2009 are as follows:

December31,
2010	$--
2011	--
2012	3,000,000
Total	$3,000,000

Note 9 – Due to Officer

Due to officer represents amounts due the Company’s chief executive officer and consists of the following at December 31:

	2009	2008
Unpaid consulting fees pursuant to the Consulting Agreement	$300,000	$150,000
Unreimbursed travel and other expenses	259,192	223,192
Total	559,192	373,192
Current portion	(259,192)	(223,192)
Non-current portion	$300,000	$150,000

The Company has a consulting agreement with its chief executive officer that provides for annual compensation of $150,000 per annum, reimbursement of certain expenses and for a payment of two years' compensation thereunder in the event of a change in control of the Company. The term of the agreement, which originally was three years from September 01, 1997 to August 31, 2000, was renewed, on the same terms, in 2000 for an additional two years until August 30, 2002. In 2002, it was again renewed for an additional three years to August 2005 and, in August 2005, for an additional three years to August 2008 and in September 2008 for an additional three years to August 2011 on the same terms. On March 31, 2008, the chief executive officer exercised 90,000 (of the 100,000 granted to him on December 21, 2004) stock options at a price of $10.00 per share, or $900,000 total, in exchange for a $900,000 reduction of unpaid consulting fees due to officer. Regarding the unpaid consulting fees, the chief executive officer has advised the Company that he will not seek payment until 2011.

Note 10 - Income Taxes

At December 31, 2009, the Company had net operating loss carryforwards of approximately $12,600,000 available to reduce future federal taxable income, which, if not used, will expire at various dates through December 31, 2029. These net operating loss carryforwards create a deferred tax asset of approximately $4,400,000. There are no other material differences between amounts used for financial reporting purposes and tax reporting purposes. Since it is more likely than not that the Company will not realize a benefit from these net operating loss carryforwards, a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

One of the Company’s wholly owned European subsidiaries has a net operating loss carry forward of approximately $354,000. Prior to January 1, 2004, these net operating losses could be carried forward five years to offset future taxable income but since January 1, 2004 these net operating loss carry forwards can be carried forward indefinitely to offset future taxable income. There are no other material differences between amounts used for financial reporting purposes and tax reporting purposes. Since it is more likely than not that the subsidiary will not realize a benefit from these net operating loss carry forwards, a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

Note 10 - Income Taxes - continued

Income taxes differ from the statutory rate due to the following for the years ended December 31:

	2009	2008
Income tax benefit at 35%	$(158,000)	$(205,000)
Change in valuation allowance	158,000	205,000
Provision for income taxes	$--	$--

Note 11 - Stock Option Plan

A summary of the Company's stock option activity is as follows for the years ended December 31, 2009, and 2008:

	Common Stock
	Shares	Weighted average Exercise Price
Outstanding, January 01, 2008	200,000	$10.00
Granted	--
Exercised	(90,000)	$10.00
Outstanding, December 31, 2008	110,000	$10.00
Granted	--
Exercised	--
Expired, December 21, 2009	(110,000)
Outstanding, December 31, 2009	--	$--

Note 12 - Segment and Geographic Information

Information about the Company's assets and its operations in different geographic locations at December 31, 2009 and 2008 and for the years then ended is shown below pursuant to the provisions of ASC Topic 280,”Segment Reporting”.

	2009	2008
Net Sales
France	$183,055	$219,800
Other European countries	190,000	248,800
Others	52,000	30,837
Total net sales	$425,055	$499,437

Total Assets:
United States	$832,327	$814,719
France	664,295	600,084
Total	$1,496,622	$1,414,803

Note 13 – Commitments and Contingencies

Leases

In July 2009, the Company entered into a rental agreement for its new office, which is located in La Garenne-Colombes (near Paris). The operating lease expires on June 30, 2012 with an option to renew with the same terms and conditions for two additional periods of three years. Under the term of the lease, the annual rent is $28,500 (approximately €20,500 Euros). Rent expense associated with this lease for the year ended December 31, 2009 was approximately $18,500. This agreement is transferable and can be cancelled with six months notice before each of the renewal dates. At December 31, 2009, total minimum rentals under this operating lease with an initial or remaining term lease of one year or more is as follows,

Year Ending December 31:
2010	$28,500	*
2011	28,500	*
2012	14,250	*
Total	$71,250	*

Prior to July of 2009, the Company rented certain office space in Levallois Perret (Paris region), France on a quarter to quarter basis. Rent expense associated with this lease for the six months ended June 30, 2009 and for the year ended December 31, 2008 was approximately $32,250* and $64,500*, respectively.

*The Euro to Dollar conversions are based upon an average conversion rate of $1.39 to €1.00 for 2009 and, $1.47 to €1.00 for 2008. The conversion rates are averages for the periods indicated and are subject to fluctuation during such periods.

Legal Proceedings

Our French subsidiaries are parties to several legal proceedings that arise in the normal course of business. We accrue for these items as losses become probable and can be reasonably estimated. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

Note 14 - Discontinued Operations

One of the Company’s subsidiaries ceased its research and development activities a few years ago which was considered as its major activity. On June 29, 2009 during the subsidiary’s shareholders meeting, it was decided to discontinue all its operations.

The summarized financial information for discontinued operations for the years ended December 31, 2009, and 2008 is as follows:

	2009	2008
Net Sales	$--	$--
Operating expenses	50,974	104,801
Loss from operations	(50,974)	(104,801)
Gain from cessation as a result of the reversal of liabilities	107,520	--
Income (loss) of discontinued subsidiary	$56,546	$(104,801)

Note 15 – Selected Quarterly Financial Data – (Unaudited)

The results of operations by quarter for the years ended December 31, 2009 and 2008 are presented below (unaudited):

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009

Net Sales	$115,341	$112,659	$90,274	$106,781
Cost of Sales	36,878	25,821	7,602	59,311

Gross Profit	78,463	86,838	82,672	47,470

Total Operating Expenses	146,777	136,160	164,936	124,436

Loss From Operations	(68,314)	(49,322)	(82,264)	(76,966)

Total Other Income (Expense)	(49,289)	(64,448)	(46,260)	(72,275)

Net Loss from continuing operations	(117,603)	(113,770)	(128,524)	(149,241)

Income (Loss) of discontinued subsidiary	(25,487)	(25,487)	-	107,520

Net Loss	(143,090)	(139,257)	(128,524)	(41,721)

Other Comprehensive Income (Loss):
Foreign translation adjustment	6,539	(16,265)	(15,217)	(13,845)

Comprehensive Loss	$(136,551)	$(155,522)	$(143,741)	$(55,566)

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Discontinued subsidiary	(0.00)	(0.01)	-	0.01
Net loss	$(0.01)	$(0.02)	$(0.01)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	11,443,787	11,443,787	11,443,787	11,443,787

Note 15 – Selected Quarterly Financial Data – (Unaudited) – continued

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Net Sales	$149,236	$173,422	$84,833	$91,946
Cost of Sales	116,377	94,438	61,949	(61,488)

Gross Profit	32,859	78,984	22,884	153,434

Total Operating Expenses	160,185	144,676	119,698	136,998

Loss From Operations	(127,326)	(65,692)	(96,814)	16,436

Total Other Income (Expense)	(57,657)	(57,267)	(57,172)	(36,091)

Net Loss from continuing operations	(184,983)	(122,959)	(153,986)	(19,655)

Income (Loss) of discontinued subsidiary	(26,200)	(26,200)	(26,200)	(26,201)

Net Loss	(211,183)	(149,159)	(180,186)	(45,856)

Other Comprehensive Income (Loss):
Foreign translation adjustment	80,189	7,275	23,305	(27,097)

Comprehensive Loss	$(130,994)	$(141,884)	$(156,881)	$(72,953)

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.02)	$(0.01)	$(0.01)	$(0.00)
Discontinued subsidiary	(0.00)	(0.00)	(0.01)	(0.00)
Net loss	$(0.02)	$(0.01)	$(0.02)	$(0.00)

Basic and diluted weighted average number of common shares outstanding	11,354,787	11,443,787	11,443,787	11,443,787

Note 16 – Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 at the reasonable assurance level.

(b) Management’s Report on Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2009 as part of this report. The Company’s independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 hereof, of this report and are incorporated herein by reference.

(c) Changes in Internal Control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

The following persons are our executive officers and directors:

Name	Age	Positions with our Company
Nasser Nassiri	46	President, Chief Executive Officer and Chairman of the Board
Yuhko Grossman	45	Secretary, Treasurer and Director
Jean Darondel	67	Director

Mr. Nasser Nassiri has been the President, Chief Executive Officer and Chairman of the Board of our company since 1997.  Mr. Nassiri is a Europe-based financier. Since 1990, he has been a private investor and financial advisor to several European financial and portfolio institutions, as well as group investment companies and pharmaceutical businesses in the Middle East.

Ms. Yuhko Grossman has been our Secretary, Treasurer and a director since 1999. Ms. Grossman has spent over ten years working with the largest retail pharmaceutical chain in Canada, where her responsibilities included the restructuring and implementation of new management and information systems following corporate buy-outs. Prior to 2004, Mrs. Grossmann was serving as independent consultant to various portfolios in Europe. Ms. Grossmann then earned her MBA in finance in Monaco. Since 2008, Ms. Grossmann has been Vice President, Investment Banking of Haywood Securities (UK) Limited.

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

However, The Company has not held an annual meeting for several years primarily to save the expense particularly since its management and operations have not changed significantly over the period. The Company is planning to hold an annual meeting for the election of directors and ratification of its independent accountants. The meeting is planned for after the first quarter of 2010 in order to provide shareholders with adequate notice including an opportunity to review the most recent Company's Annual Report on Form 10-K.

Scientific Advisory Board

We also have a scientific advisory board to aid us in the strategic development of our products. The following are the members of the scientific advisory board:

Dr. Yves Cirotteau is an orthopedic and traumatologic surgeon. Dr. Yves Cirotteau served as Medical Scientific Director of our French subsidiary until 2009. He is a member of the SOFCOT (French Orthopaedic and Traumatologic Society), Hip and Knee Society and AAAS (American Association for Advancement of Science). Dr. Cirotteau is the principal inventor of Biocoral® applications in curative and preventive treatments of osteoporotic fractures and is involved in its development. Dr. Yves Cirotteau continues acting as a consultant to the Company.

Professor L’Hocine Yahia is a full professor at the mechanical department of engineering of the polytechnic school of Montreal (l’Ecole Polytechnique de Montreal) where he is in charge of research group of biomechanics and biomaterials (Groupe de recherche en biomecanique et biomateriaux “GRBB”). He is also the professor associated with the hospital complex with Montreal (Centre Hospitalier de Montreal "CHUM"). Professor Yahia has a distinguished track record in tissue engineering and advanced biomaterials "Intelligent Materials, Polymers and Ceramics".

Prof. Jean-Pierre Ouhayoun is a doctor of dental surgery and Professor and ex-Chairman of the Department of Periodontology at the University Of Paris School Of Dentistry. He is also Chief of the dental clinic at Garanciere Hotel Dieu, and is in charge of the research unit at the Orthopedic Research Laboratory in Paris specializing in bone regeneration.

Dr. Alberto Jussman is a specialist in post-menopausal medicine and the prevention of osteoporosis and is a consultant to the Laboratoires pour la Pharmacie et les Devices Medical and teaches at the CHU Bichat-Claude Bernard in Paris. Dr. Alberto Jussman is currently acting as Medical Scientific Director of our Company.

Dr. Jean Darondel, a director of our company, is also a member of the scientific advisory board.

Mr. Roland Schmitthauesler is currently part of the National Center of Blood Transfusion in France. He is the former Chief of the Laboratory of the Plasma Unit at the CRTS in Strasburg. Mr. Roland Schmitthauesler has been associated with the development of the Company's autologous glue since 1991.

Dr. Genevieve Guillemin is a scientist and one of the directors of "French National Center of Scientific Research" (CNRS). Dr. Guillemin is a co-founder of the original 1979 patent for Biocoral® and still participates in the development of Biocoral®.

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our Common Stock. Officers, directors and ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2009, no such reports were submitted to us for review and, based upon this, to our knowledge, all Section 16(a) filing requirements applicable to our officers and directors have been complied.

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

Presently, none of our executive officers receive any salary. However, on September 1, 1997, we entered into a Consulting Agreement with Nasser Nassiri, our President, CEO and Chairman, pursuant to which Mr. Nassiri serves as such. The agreement, which was originally for a three year term, provided for base compensation of $150,000 per annum, reimbursement of certain expenses and for a payment of two years' compensation thereunder in the event of a change in control of the Company. The agreement was renewed, on the same terms, in 2000 for an additional two years until August 30, 2002. In 2002, it was again renewed for an additional three years to August 2005 and, in August 2005, for an additional three year to August 2008 and in September 2008 for an additional three years to August 2011 on the same terms.  In the year ended December 31, 2009, to help the Company's cash position, the president has deferred receipt of any cash compensation for 2009 pursuant to his consulting agreement. Regarding the unpaid consulting fees, Mr. Nassiri has agreed that he will not seek payment until 2011.  In March 2008, Mr. Nassiri applied amounts from prior years’ deferred cash compensation to the exercise of his then-outstanding options to purchase 90,000 share of our common stock.

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

The following table lists amounts due to Mr. Nassiri at December 31:

	2009	2008
Unpaid consulting fees pursuant to the Consulting Agreement	$300,000	$150,000
Unreimbursed travel and other expenses	259,192	223,192
Total	559,192	373,192
Current portion	$(259,192)	$(223,192)
Non-current portion	$300,000	$150,000

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

On March 31, 2008, Mr. Nassiri exercised 90,000 of the 100,000 stock options granted to him on December 21, 2004.

The 110,000 non exercised options expired on December 21, 2009.

Aggregate Option Exercises and Fiscal Year-End Option Values

None.

Director Compensation

Our directors do not receive cash compensation for their services as directors, but are reimbursed for travel and all reasonable out-of-pocket expenses incurred in connection with each board meeting attended or other company services.

The following table lists the amount and type of compensation received by each of our directors for the fiscal year ended December 31, 2009:

Director Compensation
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Nasser Nassiri	$150,000	--	--	--	--	--	$150,000
Jean Darondel	--	--	--	--	--	--	--
Yuhko Grossman	--	--	--	--	--	--	--

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 15, 2010 by

o	all persons who are beneficial owners of five percent (5%) or more of our common stock;

o	each of our directors;

o	each of our named executive officers; and

o	all current directors and executive officers as a group.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 15, 2010 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

NAME AND ADDRESS OF BENEFICIAL OUTSTANDING OWNER	TITLE OF CLASS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP AS OF March 15, 2010	PERCENT OF SHARES IN CLASS(1)
Jean Darondel 12-14, rue Raymond Ridel, 92250 La Garenne Colombes, France	Common Stock	-	-
Yuhko Grossman 12-14, rue Raymond Ridel, 92250 La Garenne Colombes, France	Common Stock	-	-
Nasser Nassiri 12-14, rue Raymond Ridel, 92250 La Garenne Colombes, France	Common Stock	90,000	*
All officers and directors as a group	Common Stock	90,000	*

*- Indicates less than 1%

 (1) Based upon 11,443,787 shares of common stock outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

Other than those listed on the table above, we do not have any equity securities outstanding or authorized for issuance pursuant to any equity compensation plans.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services.

Audit Fees for 2009

Our principal accountant for year ended December 31, 2009 is Michael T. Studer CPA P.C.  We have not yet been billed for their services rendered in connection with the audit of our 2009 consolidated financial statements. However, as of the date of this report, we have paid them $5,000 as a retainer fee.

For services rendered in connection with the review of our unaudited consolidated financial statements for filing with our Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 2009, June 30, 2009 and September 30, 2009, we have paid them $10,500.

Audit Fees for 2008

Our principal accountant for year ended December 31, 2008 was Michael T. Studer CPA P.C.  For their services rendered in connection with the audit of our December 31, 2008 consolidated financial statements, we have paid them $19,500.

PART IV

Item 15. Exhibits and Reports on Form 8-K.

(a) Unless otherwise indicated, the following is a list of exhibits filed as a part of this annual report:

Exhibit Number	Description of Document
3.1	Certificate of Incorporation, as amended(1)(2)
3.2	By-laws (1)
3.3	Certificate of Amendment to Certificate of Incorporation(4)
3.4	Certificate of Amendment to Certificate of Incorporation(4)
4.1	Form of Company's 3 year 7% Convertible Redeemable Debenture due December 31, 2006(4)
4.2	Form of Option Agreement(3)(4)
4.3	Form of Company's 3 Year 7 % Non-Convertible Promissory Note Due December 31, 2009(5)
4.4	Form of Company's 3 Year 7 % Non-Convertible Promissory Note Due December 31, 2012
10.1	Consulting Agreement between the Company and Mr. Nasser Nassiri(6)
31	Certification of Nasser Nassiri pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	Certification of Nasser Nassiri pursuant to Rule 13a-14(a)

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

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 17, 1998.

(4) Incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-KSB/A filed May 19, 2005.

(5) Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K filed March 30, 2007.

(6) Incorporated by reference to Exhibit No. 10.30 to Form 10-KSB for the year ended December 31, 1997, filed on April 17, 1998.

(b) During the fourth quarter of 2009, we filed no current reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on March 30, 2010.

BIOCORAL, INC

By:	/s/ Nasser Nassiri
Nasser Nassiri
President, Chief Executive Officer
and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date
/s/ Nasser Nassiri Nasser Nassiri	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer and Principal Accounting Officer)	March 30, 2010

/s/ Yuhko Grossman Yuhko Grossman	Secretary, Treasurer and Director	March 30, 2010

/s/ Jean Darondel Jean Darondel	Director	March 30, 2010