Form 10-Q
period 2010-03-31
BIOCORAL INC
filed 2010-05-17
CIK 919605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2010

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

☐ Yes  ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of May 7, 2010 was 11,443,787

BIOCORAL, INC. AND SUBSIDIARIES

CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS.	1
	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCHE 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009.	1
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED).	2
	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE NINE MONTHS ENDED MARCH 31, 2010 (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008.	3
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED).	4
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	5-10
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESLUTS OF OPERATIONS.	11
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	13
Item 4.	CONTROLS AND PROCEDURES.	13

PART II	OTHER INFORMATION	14
Item 1.	LEGAL PROCEEDINGS.	14
Item 1A.	RISK FACTORS.	14
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	14
Item 3.	DEFAULTS UPON SENIOR SECURITIES.	14
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	14
Item 5.	OTHER INFORMATION.	14
Item 6.	EXHIBITS.	14

Table of Content

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOCORAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2010	December 31, 2009
	(Unaudited)
Current Assets:
Cash	$50,479	$45,018
Accounts receivable, net of allowance for doubtful accounts of $7,376 and $7,883, respectively	83,932	91,370
Inventories	490,041	491,960
Prepaid expenses and other current assets	4,749	17,782

Total Current Assets	629,201	646,130

Property and equipment, net	14,803	16,136
Intangible assets, net	830,493	825,153
Other assets	8,728	9,203

Total Assets	$1,483,225	$1,496,622

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$801,342	$795,613
Short-term bank borrowings	-	11,016
Short-term notes payable	391,800	308,100
Current portion due to officer	268,192	259,192
Accrued interest payable	916,094	857,495

Total Current Liabilities	2,377,428	2,231,416

Due to officer, net of current portion	337,500	300,000
Long-term notes payable	3,000,000	3,000,000
Deferred employee benefits	5,661	6,051

Total Liabilities	5,720,589	5,537,467

Commitments and contingencies

Stockholders' Deficit:
Preferred stock; par value $.001 per share; 1,000,000 shares authorized; none issued	-	-
Common Stock; par value $.001 per share; 100,000,000 shares authorized;11,443,787 shares issued and outstanding March 31, 2010 and 11,443,787 shares issued and outstanding December 31, 2009	11,444	11,444
Additional paid-in capital	18,800,000	18,800,000
Accumulated other comprehensive loss	(144,517)	(131,652)
Accumulated deficit	(22,904,291)	(22,720,637)

Total Stockholders' Deficit	(4,237,364)	(4,040,845)

Total Liabilities and Stockholders' Deficit	$1,483,225	$1,496,622

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BIOCORAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2010	2009
	(Unaudited)

Net sales	$82,454	$115,341
Cost of sales	33,332	36,878

Gross Profit	49,122	78,463

Operating Expenses:
Consulting and professional fees	68,836	59,148
Depreciation and amortization	22,755	21,982
Administrative expenses	75,389	65,647

Total Operating Expenses	166,980	146,777

Loss From Operations	(117,858)	(68,314)

Other Income (Expense):
Interest, net	(58,597)	(58,292)
Other	(7,199)	9,003

Total Other Income (Expense)	(65,796)	(49,289)

Loss from Continuing Operations before Provision for Income Taxes	(183,654)	(117,603)

Provision for Income Taxes	-	-

Net Loss from Continuing Operations	(183,654)	(117,603)

Discontinued Operations
Loss of discontinued subsidiary	-	(25,487)

Net Loss	(183,654)	(143,090)

Other Comprehensive Income (Loss):
Foreign translation adjustment	(12,865)	6,539

Comprehensive Loss	$(196,519)	$(136,551)

Basic and diluted net loss per common share:
Continuing operations	$(0.02)	$(0.01)
Discontinued subsidiary	-	(0.00)
Net loss	$(0.02)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	11,443,787	11,443,787

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BIOCORAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Loss	Deficit	Deficit
Balance, January 1, 2008	11,353,787	$11,354	$17,900,090	$(176,536)	$(21,681,661)	$(3,946,753)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	83,672	-	83,672

Exercise of stock options	90,000	90	899,910	-	-	900,000

Net loss	-	-	-	-	(586,384)	(586,384)

Balance, December 31, 2008	11,443,787	11,444	18,800,000	(92,864)	(22,268,045)	(3,549,465)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	(38,788)	-	(38,788)

Net loss	-	-	-	-	(452,592)	(452,592)

Balance, December 31, 2009	11,443,787	11,444	18,800,000	(131,652)	(22,720,637)	(4,040,845)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	(12,865)	-	(12,865)

Net loss	-	-	-	-	(183,654)	(183,654)

Balance, March 31, 2010	11,443,787	$11,444	$18,800,000	$(144,517)	$(22,904,291)	$(4,237,364)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BIOCORAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net loss	$(183,654)	$(143,090)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,755	21,982
Change in operating assets and liabilities:
Accounts receivable	7,438	(10,285)
Inventories	1,919	(10,320)
Prepaid expenses and other current assets	13,033	18,941
Other assets	475	737
Accounts payable	5,729	45,641
Short-term bank borrowings	(11,016)	(6,462)
Current portion due to officer	9,000	9,000
Accrued interest payable	58,599	55,125
Due to officer, net of current portion	37,500	37,500
Deferred employee benefits	(390)	(256)

Net cash provided by (used in) operating activities	(38,612)	18,513

Cash flows from investing activities:
Purchase of property and equipment	-	(3,034)
Purchase of intangible assets	(26,762)	(52,929)

Net cash provided by (used in) investing activities	(26,762)	(55,963)

Cash flows from financing activities:
Proceeds from short-term notes payable	83,700	21,500

Net cash provided by (used in) financing activities	83,700	21,500

Effects of changes in exchange rates on cash	(12,865)	6,539

Increase (decrease) in cash	5,461	(9,411)

Cash, beginning of period	45,018	17,797

Cash, end of period	$50,479	$8,386

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BIOCORAL, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 (UNAUDITED)

Note 1 – Description of Business

Biocoral, Inc. (“Biocoral”) was incorporated under the laws of the State of Delaware on May 4, 1992. Biocoral is a holding company that conducts its operations primarily through its wholly-owned European subsidiaries. Biocoral, Inc., together with its subsidiaries, are referred to collectively herein as the “Company.”

The Company’s operations consist primarily of development and manufacturing and marketing of patented high technology biomaterials, bone substitute materials made from coral, and other orthopedic, oral and maxillo-facial products, including products marketed under the trade name of Biocoral.  Most of the Company’s operations are conducted from Europe. The Company has obtained regulatory approvals to market its products throughout Europe, Canada and certain other countries. The Company owns various patents for its products which have been registered and issued in the United States, Canada, Japan, Australia and various countries throughout Europe. However, the Company has not applied for the regulatory approvals needed to market its products in the United States.

Note 2 – Liquidity

The Company had net losses of approximately $183,700 and $143,100 for the three months ended March 31, 2010 and 2009, respectively. The Company had a working capital deficiency of approximately $1,748,200 and $1,350,000 at March 31, 2010 and 2009 respectively. The Company also had a stockholders' deficiency of approximately $4,234,400 and $3,686,000 at March 31, 2010 and 2009, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2009, 2008 and 2007 and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. In addition, in January 2010, the Company received a written confirmation from an “accredited investor” indicating the investor's intent to provide the Company with funds of up to $200,000. Through March 31, 2010, the Company has received a total of $83,700 of such funds (Note 7). Management believes that these funds, together with the funds to be raised from the efforts described above, will provide sufficient working capital to operate through 2010.

Note 3 - Summary of Significant Accounting Policies

(A) Basis of Presentation

The accompanying consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include all of the accounts of Biocoral, Inc. and its wholly-owned subsidiaries as of March 31, 2010 and December 31, 2009 and for the periods ended March 31, 2010 and 2009. All material intercompany balances and transactions have been eliminated in consolidation.

(C) Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information read the audited consolidated financial statements

Table of Content

Note 3 - Summary of Significant Accounting Policies – continued

and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results that may be expected for the full year.

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

(F) Per Share Data

Basic and diluted net loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding as defined by ASC 260, “Earnings Per Share”. For the three months ended March 31, 2009, the 110,000 stock options outstanding were excluded from the diluted net loss per share computation as the effect of their inclusion would be anti-dilutive.

(G) Recent Accounting Pronouncements

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

In June 2009, the FASB issued SFAS No. 167, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.  The adoption of SFAS No. 167 has not had any effect on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transferred of financial assets and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of SFAS No. 140 has not had any effect on the Company’s financial position, results of operations or cash flows.

Table of Content

Note 3 - Summary of Significant Accounting Policies – continued

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

(h) Reclassifications

Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 presentation.

Note 4 – Inventories

Inventories consist of:

	March 31, 2010 (Unaudited)	December 31, 2009
Raw materials	$60,170	$60,655
Work in process	127,021	73,815
Finished goods	302,850	357,490
Total	$490,041	$491,960

Note 5 - Property and Equipment
Property and equipment consists of:

	March 31, 2010 (Unaudited)	December 31, 2009
Land	$12,160	$12,160
Buildings and improvements	108,982	108,982
Equipment and furnishings	229,366	229,366
Total	350,508	350,508
Less: Accumulated depreciation and amortization	(335,705)	(334,372)
Net	$14,803	$16,136

Depreciation and amortization of property and equipment expense was $1,333 and $2,326 for the three months ended March 31, 2010 and 2009, respectively.

Note 6 – Intangible Assets, Net

Intangible assets, net, consist of:

	March 31, 2010 (Unaudited)	December 31, 2009
Patent costs	$1,142,060	$1,115,298
Less accumulated amortization	(311,567)	(290,145)
Intangible Assets, Net	$830,493	$825,153

Table of Content

Amortization of intangible assets expense was $21,422 and 19,656 for the three months ended March 31, 2010 and 2009, respectively.

Expected amortization of intangible assets expense for the succeeding years ending March 31, 2011, 2012, 2013, 2014 and 2015 is approximately $ 85,000 for each of these years.

Note 7 – Short-Term Notes Payable

The Company received short-term loans totaling $179,600 and $128,500 in 2009 and 2008, respectively, from “accredited investors”.

During the first quarter of 2010, the Company received additional short-term loans totaling $83,700 from “accredited investors”, increasing the outstanding amount of short-term loans from $308,100 to $391,800. These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the Company’s board of directors approves the issuance of additional notes. The short-term notes payable bear interest at 7%, are unsecured and classified by the Company as due on demand.  However, at the time of funding, the Company informed the investors that the advances would be converted into new long term 7% Non-Convertible notes on terms and conditions to be determined.

Note 8 - Long-Term Notes Payable

The long-term notes payable are due to “accredited investors”, bear interest at 7% per annum, are unsecured, and are due in full on December 31, 2012.

In December 2006, the Company issued $2,700,000 (of the $3,000,000 total long-term non-convertible notes outstanding at March 31, 2010 and December 31, 2009) in exchange for the retirement of $700,000 of 6% convertible promissory notes payable, $1,600,000 of 7% convertible promissory notes payable, and $400,000 of notes payable.

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

The maturities of long-term debt at March 31, 2010 are as follows:

Year Ending December 31,
2010	$--
2011	--
2012	3,000,000
Total	$3,000,000

Note 9 – Due to Officer

Due to officer represents amounts due the Company’s chief executive officer and consists of the following;

	March 31, 2010 (Unaudited)	December 31, 2009
Unpaid consulting fees pursuant to the Consulting Agreement	$337,500	$300,000
Unreimbursed travel and other expenses	268,192	259,192
Total	605,692	559,192
Current portion	(268,192)	(259,192)
Non-current portion	$337,500	$300,000

Table of Content

Note 9 – Due to Officer – continued

The Company has a consulting agreement with its chief executive officer that provides for annual compensation of $150,000 per annum, reimbursement of certain expenses and for a payment of two years' compensation thereunder in the event of a change in control of the Company. The term of the agreement, which originally was three years from September 01, 1997 to August 31, 2000, was renewed, on the same terms, in 2000 for an additional two years until August 30, 2002. In 2002, it was again renewed for an additional three years to August 2005 and, in August 2005, for an additional three years to August 2008 and in September 2008 for an additional three years to August 2011 on the same terms. On March 31, 2008, the chief executive officer exercised 90,000 (of the 100,000 granted to him on December 21, 2004) stock options at a price of $10.00 per share, or $900,000 total, in exchange for a $900,000 reduction of unpaid consulting fees due to officer. Regarding the unpaid consulting fees, the chief executive officer has advised the Company that he will not seek payment until after March 31, 2011.

Note 10 - Stock Option Plan

A summary of the Company's stock option activity is as follows for the years ended December 31, 2009 and 2008:

	Common Stock
	Shares	Weighted average Exercise Price
Outstanding, January 01, 2008	200,000	$10.00
Granted	--
Exercised	(90,000)	10.00
Outstanding, December 31, 2008	110,000	10.00
Granted	--
Exercised	--
Expired, December 21, 2009	(110,000)
Outstanding, December 31, 2009	-	--

For the three months ended March 31, 2010, no stock options were granted and there are none outstanding at March 31, 2010.

Note 11 - Segment and Geographic Information

Information about the Company's assets and its operations in different geographic locations is shown below pursuant to the provisions of ASC 280, “Segment Reporting”.

	Three Months Ended March 31, 2010 (Unaudited)	Three Months Ended March 31, 2009 (Unaudited)
Net Sales (Rounded:)
France	$37,000	$40,200
Other European countries	37,300	66,500
Others	8,200	8,600
Total net sales	$82,500	$115,300

Total Assets:
	March 31, 2010 (Unaudited)	December 31, 2009
North America	$836,100	$832,327
France	647,125	664,295
Total	$1,483,225	$1,496,622

Table of Content

Note 12 – Commitments and Contingencies

Leases

In July 2009, the Company entered into a rental agreement for its new office, which is located in La Garenne-Colombes (near Paris). The operating lease expires on June 30, 2012 with an option to renew with the same terms and conditions for two additional periods of three years. Under the term of the lease, the annual rent is approximately $27,700 (€20,500 Euros). This agreement is transferable and can be cancelled with six months notice before each of the renewal dates. At March 31, 2010, total minimum rentals under this operating lease with an initial or remaining term lease of one year or more is as follows,

Year Ending December 31:
2010	$20,788
2011	27,717
2012	13,859
Total	$62,364

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

Note 13 - Discontinued Operations

One of the Company’s subsidiaries ceased its research and development activities a few years ago which was considered as its major activity. On June 29, 2009 during the subsidiary’s shareholders meeting, it was decided to discontinue all its operations.

Note 14 – Related party Transaction

During March 2010, the Company’s chief executive officer advanced a total of €35,000 or approximately $47,200 to one of the Company’s subsidiaries, which is included in account payable in the accompanying consolidated balance sheet at March 31, 2010.

Note 15 – Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Table of Content

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

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and in conjunction with our discussion and analysis in our audited annual report on Form 10-K for the year ended December 31, 2009 which we filed on March 31, 2010.

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

Table of Content

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

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009.

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

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $82,500 for the three months ended March 31, 2010, a decrease of approximately $32,800, or 28% from approximately $115,300 for the three months ended March 31, 2009, This decrease is attributable to a decrease in sales of products in general and is partially due to the fluctuating exchange rates between Euro and US Dollar.

Cost of sales was approximately $33,300 for the three months ended March 31, 2010,, a decrease of approximately $3,600 , or 10%, from approximately $36,900 for the three months ended March 31, 2009,. The gross profit percentage for the three months ended March 31, 2010, and 2009 was approximately $49,100 or 60% and $78,400 or 68%, respectively. The decrease in our gross margin during the three months ended March 31, 2010, compared to the three months ended March 31, 2009 was primarily due to the lower absorption of fixed manufacturing overhead as a result of lower sales during three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Consulting and professional fees were approximately $68,800 for the three months ended March 31, 2010, an increase of approximately $9,700, or 16% from approximately $59,100 for the three months ended March 31, 2009. This increase is principally due to an increase in consulting and professional fees in connection with our patent maintenance.

Administrative expenses were approximately $75,400 for the three months ended March 31, 2010, an increase of approximately $9,800 or 15%, from approximately $65,600 for the three months ended March 31, 2009. This increase is principally due to an increase decrease in various professional fees.

Total other income (expense) was an expense of approximately $(65,800) for the three months ended March 31, 2010, an increase of approximately $16,500, or 33% from an expense of approximately $(49,300) for the three months ended March 31, 2009. This increase resulted primarily from a decrease in other income due to reversals of liabilities in 2009.

As a result of the above, our net loss for the three months ended March 31, 2010 totalled approximately $183,700 or $.02 per share compared to a net loss of approximately $143,100 or $.01 per share for the three months ended March 31, 2010.  These losses per share were based on weighted average common shares outstanding of 11,443,787 for both three months ended March 31, 2010 and 2009 respectively.

Table of Content

Financial Condition, Liquidity and Capital Resources

As shown in the accompanying condensed consolidated financial statements, we had net losses of approximately $183,700 and $143,100 for the three months ended March 31, 2010 and 2009, respectively. Management believes that it is likely that we will continue to incur net losses through the end of 2010.  We had a working capital deficiency of approximately $1,748,200 and $1,350,000 at March 31, 2010 and 2009 respectively. We also had a stockholders' deficiency of approximately $4,234,400 and $3,686,000 at March 31, 2010 and 2009 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2009, 2008, 2007 and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. In addition, in January 2010, the Company received a written confirmation from an “accredited investor” indicating the investor's intent to provide the Company with funds of up to $200,000. Through March 31, 2010, the Company has received a total of $83,700 of such funds (Note 7). Management believes that these funds, together with the funds to be raised from the efforts described above, will provide sufficient working capital to operate through 2010.

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

The Company’s foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company’s overall exposure for foreign currency at March  31, 2010, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company’s balance sheet, net sales, net income or cash flows over a one-year period.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There are no material changes to the risk factors disclosed under Item 1A to Part I of our Form 10-K for the year ended December 31, 2009 which we filed on March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2010, the Company received additional short-term loans totaling $83,700 from “accredited investors”, increasing the outstanding amount of short-term loans from $308,100 to $391,800. These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the Company’s board of directors approves the issuance of additional notes. The short-term notes payable bear interest at 7%, are unsecured and classified by the company as on demand.  However, at the time of funding, the Company informed the investors that the advance would be converted into new long terms 7% Non-Convertible notes on terms and conditions to be determined. The board of directors is working out the terms for the new long term notes (See Note 7 to the Financial Statements)

We believe that the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder. The recipient of securities in these transactions represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in these transactions. The recipient either received adequate information about us or had adequate access, through its relationships with us, to such information.

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
	During the first quarter of 2010, we filed no current reports on Form 8-K.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 17, 2010

BIOCORAL, INC.

/s/ Nasser Nassiri
Nasser Nassiri, Chairman, CEO
and Principal Accounting Officer