Form 10-Q
period 2010-06-30
BIOCORAL INC
filed 2010-08-16
CIK 919605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2010

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

☐  Yes           ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of August 2, 2010 was 11,443,787

BIOCORAL, INC. AND SUBSIDIARIES

CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS.	1
	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009.	1
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED).	2
	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008.	3
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED).	4
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	5-11
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESLUTS OF OPERATIONS.	12
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	14
Item 4.	CONTROLS AND PROCEDURES.	15

PART II	OTHER INFORMATION	15
Item 1.	LEGAL PROCEEDINGS.	15
Item 1A.	RISK FACTORS.	15
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	15
Item 3.	DEFAULTS UPON SENIOR SECURITIES.	16
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	16
Item 5.	OTHER INFORMATION.	16
Item 6.	EXHIBITS.	16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOCORAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)
Current Assets:
Cash	$60,479	$45,018
Accounts receivable, net of allowance for doubtful accounts of $6,715 and $7,883, respectively	75,130	91,370
Inventories	482,983	491,960
Prepaid expenses and other current assets	13,581	17,782

Total Current Assets	632,173	646,130

Property and equipment, net	13,684	16,136
Patent costs, net of accumulated amortization	828,714	825,153
Other assets	8,109	9,203

Total Assets	$1,482,680	$1,496,622

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$705,070	$795,613
Short-term bank borrowings	-	11,016
Short-term notes payable	472,550	308,100
Current portion due to officer	320,141	259,192
Accrued interest payable	976,404	857,495

Total Current Liabilities	2,474,165	2,231,416

Due to officer, net of current portion	375,000	300,000
Long-term notes payable	3,000,000	3,000,000
Deferred employee benefits	5,154	6,051

Total Liabilities	5,854,319	5,537,467

Commitments and contingencies

Stockholders' Deficit:
Preferred stock; par value $.001 per share; 1,000,000 shares authorized; none issued	-	-
Common Stock; par value $.001 per share; 100,000,000 shares authorized; 11,443,787 shares issued and outstanding June 30, 2010 and 11,443,787 shares issued and outstanding December 31, 2009	11,444	11,444
Additional paid-in capital	18,800,000	18,800,000
Accumulated other comprehensive loss	(135,083)	(131,652)
Accumulated deficit	(23,048,000)	(22,720,637)

Total Stockholders' Deficit	(4,371,639)	(4,040,845)

Total Liabilities and Stockholders' Deficit	$1,482,680	$1,496,622

The accompanying notes are an integral part of these consolidated financial statements.

BIOCORAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Net sales	$147,845	$228,000	$65,391	$112,659
Cost of sales	49,945	62,699	16,613	25,821

Gross Profit	97,900	165,301	48,778	86,838

Operating Expenses:
Consulting and professional fees	115,625	105,686	46,789	46,538
Depreciation and amortization	46,082	43,576	23,327	21,594
Administrative expenses	135,057	155,358	59,668	89,711

Total Operating Expenses	296,764	304,620	129,784	157,843

Loss From Operations	(198,864)	(139,319)	(81,006)	(71,005)

Other Income (Expense):
Interest, net	(118,909)	(116,362)	(60,312)	(58,070)
Other	(9,590)	2,625	(2,391)	(6,378)

Total Other Income (Expense)	(128,499)	(113,737)	(62,703)	(64,448)

Loss from Continuing Operations before Provision for Income Taxes	(327,363)	(253,056)	(143,709)	(135,453)

Provision for Income Taxes	-	-	-	-

Net Loss from Continuing Operations	(327,363)	(253,056)	(143,709)	(135,453)

Discontinued Operations Loss of discontinued subsidiary	-	(29,291)	-	(3,804)

Net Loss	(327,363)	(282,347)	(143,709)	(139,257)

Other Comprehensive Income (Loss): Foreign translation adjustment	(3,431)	(9,726)	9,434	(16,265)

Comprehensive Loss	$(330,794)	$(292,073)	$(134,275)	$(155,522)

Basic and diluted net loss per common share:
Continuing operations	$(0.03)	$(0.02)	$(0.01)	$(0.01)
Discontinued subsidiary	-	(0.00)	-	(0.00)
Net loss	$(0.03)	$(0.02)	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	11,443,787	11,443,787	11,443,787	11,443,787

The accompanying notes are an integral part of these consolidated financial statements.

BIOCORAL, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Loss	Deficit	Deficit
Balance, January 1, 2008	11,353,787	$11,354	$17,900,090	$(176,536)	$(21,681,661)	$(3,946,753)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	83,672	-	83,672

Exercise of stock options	90,000	90	899,910	-	-	900,000

Net loss	-	-	-	-	(586,384)	(586,384)

Balance, December 31, 2008	11,443,787	11,444	18,800,000	(92,864)	(22,268,045)	(3,549,465)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	(38,788)	-	(38,788)

Net loss	-	-	-	-	(452,592)	(452,592)

Balance, December 31, 2009	11,443,787	11,444	18,800,000	(131,652)	(22,720,637)	(4,040,845)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	(3,431)	-	(3,431)

Net loss	-	-	-	-	(327,363)	(327,363)

Balance, June 30, 2010	11,443,787	$11,444	$18,800,000	$(135,083)	$(23,048,000)	$(4,371,639)

The accompanying notes are an integral part of these consolidated financial statements.

BIOCORAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net loss	$(327,363)	$(282,347)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	46,082	44,146
Change in operating assets and liabilities:
Accounts receivable	16,240	(7,285)
Inventories	8,977	(80,106)
Prepaid expenses and other current assets	4,201	11,466
Cash held in escrow	-	9,512
Other assets	1,094	(2,051)
Accounts payable	(90,543)	126,407
Short-term bank borrowings	(11,016)	2,719
Current portion due to officer	60,949	18,000
Accrued interest payable	118,909	110,718
Due to officer, net of current portion	75,000	75,000
Deferred employee benefits	(897)	91

Net cash provided by (used in) operating activities	(98,367)	26,270

Cash flows from investing activities:
Purchase of property and equipment	-	(3,223)
Patent costs incured	(47,191)	(78,974)

Net cash provided by (used in) investing activities	(47,191)	(82,197)

Cash flows from financing activities:
Proceeds from short-term notes payable	164,450	90,000

Net cash provided by (used in) financing activities	164,450	90,000

Effects of changes in exchange rates on cash	(3,431)	(9,726)

Increase (decrease) in cash	15,461	24,347

Cash, beginning of period	45,018	17,797

Cash, end of period	$60,479	$42,144

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BIOCORAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 (UNAUDITED)

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

Note 2 – Liquidity

The Company had net losses of approximately $327,300 and $282,300 for the six months ended June 30, 2010 and 2009, respectively. The Company had a working capital deficiency of approximately $1,842,000 and $1,585,300 at June 30, 2010 and December 31, 2009, respectively. The Company also had a stockholders' deficiency of approximately $4,371,600 and $4,040,800 at June 30, 2010 and December 31, 2009, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2009, 2008 and 2007 and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. In addition, in January 2010, the Company received a written confirmation from an “accredited investor” indicating the investor's intent to provide the Company with funds of up to $200,000. Through June 30, 2010, the Company has received a total of $164,450 of such funds (Note 7). Management believes that these funds, together with the funds to be raised from the efforts described above, will provide sufficient working capital to operate through 2010.

Note 3 - Summary of Significant Accounting Policies

(A) Basis of Presentation

The accompanying consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include all of the accounts of Biocoral, Inc. and its wholly-owned subsidiaries as of June 30, 2010 and December 31, 2009 and for the periods ended June 30, 2010 and 2009. All material intercompany balances and transactions have been eliminated in consolidation.

 (C) Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, read the audited consolidated financial statements

Note 3 - Summary of Significant Accounting Policies - continued

and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the operating results that may be expected for the full year.

(D) Stock Based Compensation

 The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation–Stock Compensation”, which requires us to estimate the fair value of stock-based awards exchanged for employee services and recognize compensation cost based on this fair value over the requisite service period.

With respect to stock-based compensation granted to non-employees, the Company records an expense equal to the fair value of the security on the measurement date, which is the earlier of the date at which a commitment for performance is reached or the date at which the service is complete.

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

(F) Per Share Data

Basic and diluted net loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding as defined by ASC 260, “Earnings Per Share”. For the six months ended June 30, 2009, the 110,000 stock options outstanding were excluded from the diluted net loss per share computation as the effect of their inclusion would be anti-dilutive.

(G) Recent Accounting Pronouncements

In June 2009, the FASB issued ASC Topic No. 105, “Generally Accepted Accounting Principles” (“FASB Codification”). FASB Codification is effective for interim and annual periods ending after September 15, 2009 and became the single official source of authoritative, non-governmental U.S. GAAP, other than guidance issued by the Securities and Exchange Commission. All other literature will become non-authoritative. The standard does not have a material impact on our consolidated financial statements and notes.

In June 2009, the FASB issued ASC Topic No. 810, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under ASC No. 810 determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. ASC 810 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.  The Company does not expect the adoption of ASC No. 810 will have a material effect on its financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC Topic No. 860, a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires more information about transferred financial assets and where companies have continuing exposure to the risks related to transferred financial assets. ASC No. 860 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The Company does not expect the adoption of SFAS No. 140 will have a material effect on its financial position, results of operations or cash flows.

Note 3 - Summary of Significant Accounting Policies - continued

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management will have, a material impact on the Company's present or future consolidated financial statements.

(H) Reclassifications

Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 presentation.

Note 4 – Inventories

Inventories consist of:

	June 30, 2010 (Unaudited)	December 31, 2009
Raw materials	$51,910	$60,655
Work in process	46,050	73,815
Finished goods	385,023	357,490
Total	$482,983	$491,960

Note 5 - Property and Equipment

Property and equipment consists of:

	June 30, 2010 (Unaudited)	December 31, 2009
Land	$12,160	$12,160
Buildings and improvements	108,982	108,982
Equipment and furnishings	229,366	229,366
Total	350,508	350,508
Less: Accumulated depreciation and amortization	(336,824)	(334,372)
Net	$13,684	$16,136

Depreciation and amortization of property and equipment expense was $2,452 and $1,191 for the six months ended June 30, 2010 and 2009, respectively.

Note 6 – Patent Costs, Net

Patent costs , net, consist of:

	June 30, 2010 (Unaudited)	December 31, 2009
Patent costs	$1,162,489	$1,115,298
Less accumulated amortization	(333,775)	(290,145)
Patent costs, Net	$828,714	$825,153

Amortization of patent costs expense was $43,630 and $39,732 for the six months ended June 30, 2010 and 2009, respectively.

Expected amortization of patent costs expense for the succeeding years ending June 30, 2011, 2012, 2013, 2014 and 2015 is approximately $ 85,000 for each of these years.

Note 7 – Short-Term Notes Payable

The Company received short-term loans totaling $179,600 and $128,500 in 2009 and 2008, respectively, from “accredited investors”.

During the first six months of 2010, the Company received additional short-term loans totaling $164,450 from “accredited investors”, increasing the outstanding amount of short-term loans from $308,100 to $472,550.  These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the Company’s board of directors approves the issuance of additional notes. The short-term notes payable bear interest at 7%, are unsecured and classified by the Company as due on demand.  However, at the time of funding, the Company informed the investors that the advances would be converted into new long term 7% Non-Convertible notes on terms and conditions to be determined.

 Note 8 - Long-Term Notes Payable

The long-term notes payable are due to “accredited investors”, bear interest at 7% per annum, are unsecured, and are due in full on December 31, 2012.

In December 2006, the Company issued $2,700,000 (of the $3,000,000 total long-term non-convertible notes outstanding at June 30, 2010 and December 31, 2009) in exchange for the retirement of $700,000 of 6% convertible promissory notes payable, $1,600,000 of 7% convertible promissory notes payable, and $400,000 of notes payable.

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

The maturities of long-term debt at June 30, 2010 are as follows:

Year Ending December 31,
2010	$--
2011	--
2012	3,000,000
Total	$3,000,000

Note 9 – Due to Officer

Due to officer represents amounts due the Company’s chief executive officer and consists of the following;

	June 30, 2010 (Unaudited)	December 31, 2009
Unpaid consulting fees pursuant to the Consulting Agreement	$375,000	$300,000
Unreimbursed travel and other expenses	277,192	259,192
Advance to subsidiary (Note 14)	42,949	-- -
Total	695,141	559,192
Current portion	(320,141)	(259,192)
Non-current portion	$375,000	$300,000

The Company has a consulting agreement with its chief executive officer that provides for annual compensation of $150,000 per annum, reimbursement of certain expenses and for a payment of two years' compensation thereunder in the event of a change in control of the Company. The term of the agreement, which originally was three years from September 01, 1997 to August 31, 2000, was renewed, on the same terms, in 2000 for an additional two years until August 30, 2002. In 2002, it was again renewed for an additional three years to August 2005 and, in August 2005, for an additional three years to August 2008 and in September 2008 for an additional three years to August 2011 on the same terms. On March 31, 2008, the chief executive officer exercised 90,000 (of the 100,000 granted to him on December 21, 2004) stock options at a price of $10.00 per share, or $900,000 total, in exchange for a $900,000 reduction of unpaid consulting fees due to officer. Regarding the unpaid consulting fees, the chief executive officer has advised the Company that he will not seek payment until after June 30, 2011.

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

For the six months ended June 30, 2010, no stock options were granted and there are none outstanding at June 30, 2010.

Note 11 - Segment and Geographic Information

Information about the Company's assets and its operations in different geographic locations is shown below pursuant to the provisions of ASC 280, “Segment Reporting”.

	Six Months Ended June 30, 2010 (Unaudited)	Six Months Ended June 30, 2009 (Unaudited)
Net Sales (rounded):
France	$75,900	$102,000
Other European countries	60,100	111,000
Others	12,000	15,000
Total net sales	$148,000	$228,000

Total Assets:
	June 30, 2010 (Unaudited)	December 31, 2009
North America	$842,046	$832,327
France	640,634	664,295
Total	$1,482,680	$1,496,622

Note 12 – Commitments and Contingencies

Leases

In July 2009, the Company entered into a rental agreement for its new office, which is located in La Garenne-Colombes (near Paris). The operating lease expires on June 30, 2012 with an option to renew with the same terms and conditions for two additional periods of three years. Under the term of the lease, the annual rent is approximately $25,156 (€20,500 Euros). This agreement is transferable and can be cancelled with six months notice before each of the renewal dates. At June 30, 2010, total minimum rentals under this operating lease with an initial or remaining term lease of one year or more is as follows,

Year Ending December 31:
2010	$12,578
2011	25,156
2012	12,578
Total	$50,312

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

Note 14 – Related Party Transaction

During March 2010, the Company’s chief executive officer advanced a total of €35,000 or approximately $42,949 to one of the Company’s subsidiaries, which is included in current portion due to officer in the accompanying consolidated balance sheet at June 30, 2010.

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

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009.

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

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $147,800 for the Six months ended June 30, 2010, a decrease of approximately $80,200, or 35% from approximately $228,000 for the Six months ended June 30, 2009, This decrease is attributable to a decrease in sales of products in general and is partially due to the fluctuating exchange rates between Euro and US Dollar.

Cost of sales was approximately $49,900 for the Six months ended June 30, 2010, a decrease of approximately $12,800, or 20%, from approximately $62,700 for the Six months ended June 30, 2009. The gross profit percentage for the Six months ended, 2010, and 2009 was approximately $97,900 or 66% and $165,300 or 73%, respectively. The decrease in our gross margin during the Six months ended June 30, 2010, compared to the Six months ended June 30, 2009 was primarily due to the lower absorption of fixed manufacturing overhead as a result of lower sales during Six months ended June 30, 2010 compared to the Six months ended June 30, 2009.

Consulting and professional fees were approximately $115,600 for the Six months ended June 30, 2010, an increase of approximately $9,900, or 9% from approximately $105,700 for the Six months ended June 30, 2009. This increase is principally due to an increase in consulting and professional fees in connection with our patent maintenance.

Administrative expenses were approximately $135,100 for the Six months ended June 30, 2010, a decrease of approximately $20,300 or 13%, from approximately $155,400 for the Six months ended June 30, 2009. This decrease is principally due to a decrease in various professional fees.

Total other income (expense) was an expense of approximately $(128,500) for the Six months ended June 30, 2010, an increase of approximately $14,800, or 13% from an expense of approximately $(113,700) for the Six months ended June 30, 2009. This increase resulted primarily from an increase in interest expense and other expenses.

As a result of the above, our net loss for the Six months ended June 30, 2010 totalled approximately $327,400 or $.03 per share compared to a net loss of approximately $282,300 or $.02 per share for the Six months ended June 30, 2010.  These losses per share were based on weighted average common shares outstanding of 11,443,787 for both Six months ended June 30, 2010 and 2009 respectively.

Results of Operations for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009.

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $65,400 for the three months ended June 30, 2010, a decrease of approximately $47,300 or 42%, from approximately $112,700 for the three months ended June 30, 2009. This decrease is mainly attributable to a decrease in sales of products in export during the second quarter 2010 and is partially due to the fluctuating exchange rates between the Euro and the US Dollar.

Cost of sales was approximately $16,600 for the three months ended June 30, 2010, a decrease of approximately $9,200, or 36%, from approximately $25,800 for the three months ended June 30, 2009. The gross profit percentage for the three months ended June 30, 2010 and 2009 was approximately $48,800 or 75% and 86,800 or 77%, respectively.  The decrease in our gross margin during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to the sale of higher margin products in 2009 compared to 2010.

Consulting and professional fees were approximately $46,800 for the three months ended June 30, 2010, a decrease of approximately $300 or 1%, from approximately 46,500 for the three months ended June 30, 2009. This increase is principally due to an increase in various professional fees.
Administrative expenses were approximately $59,700 for the three months ended June 30, 2010, a decrease of approximately $30,000, or 33%, from approximately $89,700 for the three months ended June 30, 2009. This decrease was primarily due to a decrease in various administrative expenses and secondly due to the fluctuating exchange rates between Euro and US Dollar.

Total other income (expense) was a net expense of approximately $(62,700) for the three months ended June 30, 2010, a decrease of approximately $1,700 or 3%, from an expense of approximately $(64,400) for the three months ended June 30, 2009. This decrease is due to the fluctuating exchange rates between Euro and US Dollar.

As a result of the above, our net loss for the three months ended June 30, 2010 totalled approximately $143,700 or $.01 per share, compared to a net loss of approximately $139,300 or $.01 per share for the three months ended June 30, 2009. These losses per share were based on weighted average common shares outstanding of 11,443,787 for the three months ended June 30, 2010 and 2009.

Financial Condition, Liquidity and Capital Resources

As shown in the accompanying condensed consolidated financial statements, we had net losses of approximately $327,400 and $282,300 for the Six months ended June 30, 2010 and 2009, respectively. Management believes that it is likely that we will continue to incur net losses through the end of 2010.  We had a working capital deficiency of approximately $1,842,000 and $1,465,000 at June 30, 2010 and 2009 respectively. We also had a stockholders' deficiency of approximately $4,371,600 and $3,841,500 at June 30, 2010 and 2009 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2009, 2008, 2007 and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. In addition, in January 2010, the Company received a written confirmation from an “accredited investor” indicating the investor's intent to provide the Company with funds of up to $200,000. Through June 30, 2010, the Company has received a total of $ 164,450 of such funds (Note 7). Management believes that these funds, together with the funds to be raised from the efforts described above, will provide sufficient working capital to operate through 2010.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There are no material changes to the risk factors disclosed under Item 1A to Part I of our Form 10-K for the year ended December 31, 2009 which we filed on March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2010, the Company received additional short-term loans totaling $80,750 from “accredited investors”, increasing the outstanding amount of short-term loans from approximately $391,800 to $472,550. These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the Company’s board of directors approves the issuance of additional notes. The short-term notes payable bear interest at 7%, are unsecured and classified by the company as on demand.  However, at the time of funding, the Company informed the investors that the advance would be converted into new long terms 7% Non-Convertible notes on terms and conditions to be determined. The board of directors is working out the terms for the new long term notes (See Note 7 to the Financial Statements)

We believe that the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder. The recipient of securities in these transactions represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in these transactions. The recipient either received adequate information about us or had adequate access, through its relationships with us, to such information.

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
During the second quarter of 2010, we filed no current reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 10, 2010

BIOCORAL, INC.

/s/ Nasser Nassiri
Nasser Nassiri, Chairman, CEO and Principal Accounting Officer