Form 10-Q
period 2010-09-30
BIOCORAL INC
filed 2010-11-09
CIK 919605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2010

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes  ☐ No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐                          Accelerated Filer ☐                        Non-Accelerated Filer ☐                       Smaller Reporting Company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐ Yes           ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of November 8, 2010 was 11,443,787

BIOCORAL, INC. AND SUBSIDIARIES

CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS.	1
	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009.	1
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE NINENINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED).	2
	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE NINENINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008.	3
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINENINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED).	4
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	5-11
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESLUTS OF OPERATIONS.	12
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	15
Item 4.	CONTROLS AND PROCEDURES.	15

PART II	OTHER INFORMATION	15
Item 1.	LEGAL PROCEEDINGS.	15
Item 1A.	RISK FACTORS.	15
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	15
Item 3.	DEFAULTS UPON SENIOR SECURITIES.	16
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	16
Item 5.	OTHER INFORMATION.	16
Item 6.	EXHIBITS.	16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
BIOCORAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2010	December 31, 2009
	(Unaudited)
Current Assets:
Cash	$28,095	$45,018
Accounts receivable, net of allowance for doubtful accounts of $7,448 and $7,883, respectively	91,488	91,370
Inventories	536,654	491,960
Prepaid expenses and other current assets	11,997	17,782

Total Current Assets	668,234	646,130

Property and equipment, net	12,787	16,136
Patent costs, net of accumulated amortization	832,108	825,153
Other assets	8,796	9,203

Total Assets	$1,521,925	$1,496,622

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$707,020	$795,613
Short-term bank borrowings	16,425	11,016
Short-term notes payable	532,500	308,100
Current portion due to officer	333,834	259,192
Accrued interest payable	1,037,772	857,495

Total Current Liabilities	2,627,551	2,231,416

Due to officer, net of current portion	412,500	300,000
Long-term notes payable	3,000,000	3,000,000
Deferred employee benefits	5,717	6,051

Total Liabilities	6,045,768	5,537,467

Commitments and contingencies

Stockholders' Deficit:
Preferred stock; par value $.001 per share; 1,000,000 shares authorized; none issued	-	-
Common Stock; par value $.001 per share; 100,000,000 shares authorized;11,443,787 shares issued and outstanding September 30, 2010 and 11,443,787 shares issued and outstanding December 31, 2009	11,444	11,444
Additional paid-in capital	18,800,000	18,800,000
Accumulated other comprehensive loss	(129,073)	(131,652)
Accumulated deficit	(23,206,214)	(22,720,637)

Total Stockholders' Deficit	(4,523,843)	(4,040,845)

Total Liabilities and Stockholders' Deficit	$1,521,925	$1,496,622

The accompanying notes are an integral part of these consolidated financial statements.

BIOCORAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Net sales	$212,079	$318,274	$64,234	$90,274
Cost of sales	78,600	70,301	28,655	7,602

Gross Profit	133,479	247,973	35,579	82,672

Operating Expenses:
Consulting and professional fees	165,893	157,352	50,268	51,666
Depreciation and amortization	68,701	66,959	22,619	22,813
Administrative expenses	194,620	254,251	59,563	87,915

Total Operating Expenses	429,214	478,562	132,450	162,394

Loss From Operations	(295,735)	(230,589)	(96,871)	(79,722)

Other Income (Expense):
Interest, net	(180,277)	(173,588)	(61,368)	(57,226)
Other	(9,565)	13,591	25	10,966

Total Other Income (Expense)	(189,842)	(159,997)	(61,343)	(46,260)

Loss from Continuing Operations before Provision for Income Taxes	(485,577)	(390,586)	(158,214)	(125,982)

Provision for Income Taxes	-	-	-	-

Net Loss from Continuing Operations	(485,577)	(390,586)	(158,214)	(125,982)

Discontinued Operations
Loss of discontinued subsidiary	-	(20,285)	-	(2,542)

Net Loss	(485,577)	(410,871)	(158,214)	(128,524)

Other Comprehensive Income (Loss):
Foreign translation adjustment	2,579	(24,943)	6,010	(15,217)

Comprehensive Loss	$(482,998)	$(435,814)	$(152,204)	$(143,741)

Basic and diluted net loss per common share:
Continuing operations	$(0.04)	$(0.03)	$(0.01)	$(0.01)
Discontinued subsidiary	-	(0.01)	-	(0.00)
Net loss	$(0.04)	$(0.04)	$(0.01)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	11,443,787	11,443,787	11,443,787	11,443,787

The accompanying notes are an integral part of these consolidated financial statements.

BIOCORAL, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance, January 1, 2008	11,353,787	$11,354	$17,900,090	$(176,536)	$(21,681,661)	$(3,946,753)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	83,672	-	83,672

Exercise of stock options	90,000	90	899,910	-	-	900,000

Net loss	-	-	-	-	(586,384)	(586,384)

Balance, December 31, 2008	11,443,787	11,444	18,800,000	(92,864)	(22,268,045)	(3,549,465)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	(38,788)	-	(38,788)

Net loss	-	-	-	-	(452,592)	(452,592)

Balance, December 31, 2009	11,443,787	11,444	18,800,000	(131,652)	(22,720,637)	(4,040,845)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	2,579	-	2,579

Net loss	-	-	-	-	(485,577)	(485,577)

Balance, September 30, 2010	11,443,787	$11,444	$18,800,000	$(129,073)	$(23,206,214)	$(4,523,843)

The accompanying notes are an integral part of these consolidated financial statements.

BIOCORAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net loss	$(485,577)	$(410,871)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	68,701	66,959
Change in operating assets and liabilities:
Accounts receivable	(118)	38,319
Inventories	(44,694)	(146,666)
Prepaid expenses and other current assets	5,785	17,939
Cash held in escrow	-	9,512
Other assets	407	(10,235)
Accounts payable	(88,593)	142,780
Short-term bank borrowings	5,409	134
Current portion due to officer	74,642	27,000
Accrued interest payable	180,277	167,344
Due to officer, net of current portion	112,500	112,500
Deferred employee benefits	(334)	305

Net cash provided by (used in) operating activities	(171,595)	15,020

Cash flows from investing activities:
Purchase of property and equipment	-	(2,636)
Patent costs incured	(72,307)	(108,723)

Net cash provided by (used in) investing activities	(72,307)	(111,359)

Cash flows from financing activities:
Proceeds from short-term notes payable	224,400	148,000

Net cash provided by (used in) financing activities	224,400	148,000

Effects of changes in exchange rates on cash	2,579	(24,943)

Increase (decrease) in cash	(16,923)	26,718

Cash, beginning of period	45,018	17,797

Cash, end of period	$28,095	$44,515

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BIOCORAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 (UNAUDITED)

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

Note 2 – Liquidity

The Company had net losses of approximately $485,600 and $410,900 for the nine months ended September 30, 2010 and 2009, respectively. The Company had a working capital deficiency of approximately $1,959,300 and $1,585,300 at September 30, 2010 and December 31, 2009, respectively. The Company also had a stockholders' deficiency of approximately $4,523,800 and $4,040,800 at September 30, 2010 and December 31, 2009, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2009, 2008 and 2007 and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. In January 2010, the Company received a written confirmation from an “accredited investor” indicating the investor's intent to provide the Company with funds of up to $200,000. In addition to $200,000 funds related to this written commitment, the Company also received during the third quarters of 2010 the additional funds of $24,400 from “accredited investors (See Note 7). Management believes that these funds, together with the funds to be raised from the efforts described above, will provide sufficient working capital to operate through 2010.

Note 3 - Summary of Significant Accounting Policies

(A) Basis of Presentation

The accompanying consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include all of the accounts of Biocoral, Inc. and its wholly-owned subsidiaries as of September 30, 2010 and December 31, 2009 and for the periods ended September 30, 2010 and 2009. All material intercompany balances and transactions have been eliminated in consolidation.

(C) Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, read the audited consolidated financial statements

Note 3 - Summary of Significant Accounting Policies - continued

and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the operating results that may be expected for the full year.

(D) Patent Costs, Net

Patent costs, net, are stated at cost less accumulated amortization.  Amortization is computed using the straight line method over the shorter of the life of the patent or the estimated useful life of the technology, which ranges from 10 to 20 years.

The Company reviews long-lived assets, including patent costs, for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset.

(E) Stock Based Compensation

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

(F) Use of Estimates

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

(G) Per Share Data

Basic and diluted net loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding as defined by ASC 260, “Earnings Per Share”. For the nine months ended September 30, 2009, the 110,000 stock options outstanding were excluded from the diluted net loss per share computation as the effect of their inclusion would be anti-dilutive.

(H) Recent Accounting Pronouncements

In June 2009, the FASB issued ASC Topic No. 105, “Generally Accepted Accounting Principles” (“FASB Codification”). FASB Codification is effective for interim and annual periods ending after September 15, 2009 and became the single official source of authoritative, non-governmental U.S. GAAP, other than guidance issued by the Securities and Exchange Commission. All other literature will become non-authoritative. The standard did not have a material impact on our consolidated financial statements and notes.

In June 2009, the FASB issued ASC Topic No. 810, a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under ASC No. 810 determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. ASC 810 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.  The adoption of ASC No. 810 has not had a material effect on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued ASC Topic No. 860, a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which requires more information about transferred financial assets and where companies have continuing exposure to the risks related to transferred financial assets. ASC No. 860 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. The adoption of SFAS No. 140 has not had a material effect on the Company’s financial position, results of operations or cash flows.

Note 3 - Summary of Significant Accounting Policies - continued

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management will have, a material impact on the Company's present or future consolidated financial statements.

(I) Reclassifications

Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 presentation.

Note 4 – Inventories

Inventories consist of:
	September 30, 2010 (Unaudited)	December 31, 2009
Raw materials	$56,268	$60,655
Work in process	83,199	73,815
Finished goods	397,187	357,490
Total	$536,654	$491,960

Note 5 - Property and Equipment

Property and equipment consists of:

	September 30, 2010 (Unaudited)	December 31, 2009
Land	$12,160	$12,160
Buildings and improvements	108,982	108,982
Equipment and furnishings	229,366	229,366
Total	350,508	350,508
Less: Accumulated depreciation and amortization	(337,721)	(334,372)
Net	$12,787	$16,136

Depreciation and amortization of property and equipment expense was $3,349 and $5,776 for the nine months ended September 30, 2010 and 2009, respectively.

Note 6 – Patent Costs, Net

Patent costs , net, consist of:
	September 30, 2010 (Unaudited)	December 31, 2009
Patent costs	$1,187,605	$1,115,298
Less accumulated amortization	(355,497)	(290,145)
Patent costs, Net	$832,108	$825,153

Amortization of patent costs expense was $65,352 and $61,183 for the nine months ended September 30, 2010 and 2009, respectively.

Expected amortization of patent costs expense for the succeeding years ending September 30, 2011, 2012, 2013, 2014 and 2015 is approximately $ 85,000 for each of these years.

Note 7 – Short-Term Notes Payable

The Company received short-term loans totaling $179,600 and $128,500 in 2009 and 2008, respectively, from “accredited investors”.

During the first nine months of 2010, the Company received additional short-term loans totaling $224,400 from “accredited investors”, increasing the outstanding amount of short-term loans from $308,100 to $532,500.  These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the Company’s board of directors approves the issuance of additional notes. The short-term notes payable bear interest at 7%, are unsecured and classified by the Company as due on demand.  However, at the time of funding, the Company informed the investors that the advances would be converted into new long term 7% Non-Convertible notes on terms and conditions to be determined.

Note 8 - Long-Term Notes Payable

The long-term notes payable are due to “accredited investors”, bear interest at 7% per annum, are unsecured, and are due in full on December 31, 2012.

In December 2006, the Company issued $2,700,000 (of the $3,000,000 total long-term non-convertible notes outstanding at September 30, 2010 and December 31, 2009) in exchange for the retirement of $700,000 of 6% convertible promissory notes payable, $1,600,000 of 7% convertible promissory notes payable, and $400,000 of notes payable.

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

The maturities of long-term debt at September 30, 2010 are as follows:

Year Ending December 31,
2010	$--
2011	--
2012	3,000,000
Total	$3,000,000

Note 9 – Due to Officer

Due to officer represents amounts due the Company’s chief executive officer and consists of the following;

	September 30, 2010 (Unaudited)	December 31, 2009
Unpaid consulting fees pursuant to the Consulting Agreement	$412,500	$300,000
Unreimbursed travel and other expenses	286,192	259,192
Advance to subsidiary (Note 14)	47,642	-- -
Total	746,334	559,192
Current portion	(333,834)	(259,192)
Non-current portion	$412,500	$300,000

The Company has a consulting agreement with its chief executive officer that provides for annual compensation of $150,000 per annum, reimbursement of certain expenses and for a payment of two years' compensation thereunder in the event of a change in control of the Company. The term of the agreement, which originally was three years from September 01, 1997 to August 31, 2000, was renewed, on the same terms, in 2000 for an additional two years until August 30, 2002. In 2002, it was again renewed for an additional three years to August 2005 and, in August 2005, for an additional three years to August 2008 and in September 2008 for an additional three years to August 2011 on the same terms. On March 31, 2008, the chief executive officer exercised 90,000 (of the 100,000 granted to him on December 21, 2004) stock options at a price of $10.00 per share, or $900,000 total, in exchange for a $900,000 reduction of unpaid consulting fees due to officer. Regarding the unpaid consulting fees, the chief executive officer has advised the Company that he will not seek payment until after September 30, 2011.

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

For the nine months ended September 30, 2010, no stock options were granted and there are none outstanding at September 30, 2010.

Note 11 - Segment and Geographic Information

Information about the Company's assets and its operations in different geographic locations is shown below pursuant to the provisions of ASC 280, “Segment Reporting”.
	Nine Months Ended September 30, 2010 (Unaudited)	Nine Months Ended September 30, 2009 (Unaudited)
Net Sales (rounded):
France	$111,000	$136,400
Other European countries	83,050	134,000
Others	18,050	47,900
Total net sales	$212,100	$318,300

Total Assets:
	September 30, 2010 (Unaudited)	December 31, 2009
North America	$859,322	$832,327
France	662,603	664,295
Total	$1,521,925	$1,496,622

Note 12 – Commitments and Contingencies

Leases

In July 2009, the Company entered into a rental agreement for its new office, which is located in La Garenne-Colombes (near Paris). The operating lease expires on June 30, 2012 with an option to renew with the same terms and conditions for two additional periods of three years. Under the term of the lease, the annual rent is approximately $27,905 (€20,500 Euros). This agreement is transferable and can be cancelled with six months notice before each of the renewal dates. At September 30, 2010, total minimum rentals under this operating lease with an initial or remaining term lease of one year or more is as follows,

Year Ending December 31:
2010	$7,120
2011	28,500
2012	14,250
Total	$49,870

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

Note 14 – Related Party Transaction

During March 2010, the Company’s chief executive officer advanced a total of €35,000 or approximately $47,642 to one of the Company’s subsidiaries, which is included in current portion due to officer in the accompanying consolidated balance sheet at September 30, 2010.

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

Results of Operations for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009.

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

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $212,100 for the Nine months ended September 30, 2010, a decrease of approximately $106,200, or 33% from approximately $318,300 for the Nine months ended September 30, 2009, This decrease is attributable to a decrease in sales of products in general and particular in export and is partially due to the fluctuating exchange rates between the Euro and US Dollar.

Cost of sales was approximately $78,600 for the Nine months ended September 30, 2010, an increase of approximately $8,300, or 12%, from approximately $70,300 for the Nine months ended September 30, 2009. The gross profit percentage for the Nine months ended September, 2010, and 2009 was approximately $133,500 or 63% and $248,000, or 78%, respectively. The decrease in our gross margin during the Nine months ended September 30, 2010, compared to the Nine months ended September 30, 2009 was primarily due to lower absorption of fixed manufacturing overhead as a result of lower sales during the Nine months ended September 30, 2010 compared to the Nine months ended September 30, 2009.

Consulting and professional fees were approximately $165,900 for the Nine months ended September 30, 2010, an increase of approximately $8,500, or 5% from approximately $157,400 for the Nine months ended September 30, 2009. This increase is principally due to an increase in consulting and professional fees in connection with our patent maintenance.

Administrative expenses were approximately $194,600 for the Nine months ended September 30, 2010, a decrease of approximately $59,700, or 23%, from approximately $254,300 for the Nine months ended September 30, 2009. This decrease is principally due to reduced rent expense resulting from relocation of the Company’s administrative office in 2009.

Total other income (expense) was an expense of approximately $(189,800) for the Nine months ended September 30, 2010, an increase of approximately $29,800, or 19% from an expense of approximately $(160,000) for the Nine months ended September 30, 2009. This increase resulted primarily from an increase in interest expense and other expenses.

As a result of the above, our net loss for the Nine months ended September 30, 2010 totalled approximately $485,600, or $.04 per share compared to a net loss of approximately $410,900, or $.04 per share for the Nine months ended September 30, 2009.  These losses per share were based on weighted average common shares outstanding of 11,443,787 for both Nine months ended September 30, 2010 and 2009 respectively.

Results of Operations for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009.

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $64,200 for the three months ended September 30, 2010, a decrease of approximately $26,100, or 29%, from approximately $90,300 for the three months ended September 30, 2009. This decrease is mainly attributable to a decrease in sales of products in general and particular in export during the third quarter 2010 and is partially due to the fluctuating exchange rates between the Euro and the US Dollar.

Cost of sales was approximately $28,700 for the three months ended September 30, 2010, an increase of approximately $21,100, or 278%, from approximately $7,600 for the three months ended September 30, 2009. The gross profit percentage for the three months ended September 30, 2010 and 2009 was approximately $35,600 or 55% and $82,700 or 92%, respectively.  The decrease in our gross margin during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to the sale of lower margin products in 2010 compared to 2009.

Consulting and professional fees were approximately $50,300 for the three months ended September 30, 2010, a decrease of approximately $1,400, or 3%, from approximately $51,700 for the three months ended September 30, 2009. This decrease is principally due to a decrease in various professional fees.

Administrative expenses were approximately $59,600 for the three months ended September 30, 2010, a decrease of approximately $28,300, or 32%, from approximately $87,900 for the three months ended September 30, 2009. This decrease was primarily due to reduced rent expense resulting from relocation of the Company’s administrative office in 2009 and secondly due to the fluctuating exchange rates between Euro and US Dollar.

Total other income (expense) was a net expense of approximately $(61,300) for the three months ended September 30, 2010, an increase in expenses of approximately $15,000 or 32%, from an expense of approximately $(46,300) for the three months ended September 30, 2009. This increase is mainly due to a decrease of the French subsidiary’s other income during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

As a result of the above, our net loss for the three months ended September 30, 2010 totalled approximately $158,200 or $.01 per share, compared to a net loss of approximately $128,500 or $.01 per share for the three months ended September 30, 2009. These losses per share were based on weighted average common shares outstanding of 11,443,787 for the three months ended September 30, 2010 and 2009.

Financial Condition, Liquidity and Capital Resources

As shown in the accompanying condensed consolidated financial statements, we had net losses of approximately $485,600 and $ 410,900 for the Nine months ended September 30, 2010 and 2009, respectively. Management believes that it is likely that we will continue to incur net losses through the end of 2010.  We had a working capital deficiency of approximately $1,959,300 and $1,585,600 at September 30, 2010 and 2009 respectively. We also had a stockholders' deficiency of approximately $4,523,800 and $3,985,300 at September 30, 2010 and 2009 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2009, 2008, 2007 and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. In January 2010, the Company received a written confirmation from an “accredited investor” indicating the investor's intent to provide the Company with funds of up to $200,000. In addition to $200,000 funds related to this written commitment, the Company also received during the third quarters of 2010 the additional funds of $24,400 from “accredited investors (See Note 7). Management believes that these funds, together with the funds to be raised from the efforts described above, will provide sufficient working capital to operate through 2010.

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

The Company’s foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company’s overall exposure for foreign currency at September  30, 2010, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company’s balance sheet, net sales, net income or cash flows over a one-year period.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There are no material changes to the risk factors disclosed under Item 1A to Part I of our Form 10-K for the year ended December 31, 2009 which we filed on March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2010, the Company received additional short-term loans totaling approximately $60,000 from “accredited investors”, increasing the outstanding amount of short-term loans from approximately $472,500 to $532,500. These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the Company’s board of directors approves the issuance of additional notes. The short-term notes payable bear interest at 7%, are unsecured and classified by the company as on demand.  However, at the time of funding, the Company informed the investors that the advance would be converted into new long term 7% Non-Convertible notes on terms and conditions to be determined. The board of directors is working out the terms for the new long term notes (See Note 7 to the Financial Statements).

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
		During the third quarter of 2010, we filed no current reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 9, 2010

BIOCORAL, INC.

/s/ Nasser Nassiri
Nasser Nassiri, Chairman, CEO
and Principal Accounting Officer