Form 10-K
period 2010-12-31
BIOCORAL INC
filed 2011-03-31
CIK 919605

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Year Ended December 31, 2010

Commission File No. 0-23512

Biocoral, Inc.
(Exact name of issuer as specified in its charter)

Delaware	33-0601504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12-14 rue Raymond Ridel, 92250 La Garenne Colombes	011-331-4757-9843	N/A
France	(Issuer's telephone number, including area code)	(Zip Code)
(Address of Issuer's principal executive offices)

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $.001 par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No☒

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

The issuer's revenues for the year ended December 31, 2010 were $307,655.

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2010 was approximately $137,325,444..

The number of outstanding shares of the registrant's common stock as of March 11, 2011 was 11,443,787.

Documents Incorporated by Reference: None.

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

PART I

Item 1. Description of Business

Background

Biocoral, Inc., a Delaware corporation, is an international biomaterials "tissue-engineering" company specializing in the research, development and commercialization of patented high biotechnologies and biomaterials in the health care area. Through our subsidiaries, Biocoral, Inc. researches, develops, manufactures and commercializes bone graft substitutes and other high technology patented biomaterials in a number of countries outside the United States. We entered the biomaterials field in 1995 when we acquired Inoteb, SA, a French corporation from 10 individuals "the founders", all French citizens. The shares and bonds of Inoteb acquired in 1995 represented, at such time, 51.5% of the capital stock of Inoteb. We increased our ownership percentage through several additional investments in Inoteb common stock to 67% in 1997 and to 100% in 1998. Since 2005, we have conducted the production and marketing of our products through our wholly owned French subsidiary “Biocoral France” which was established in that year. The only remaining operations in Inoteb involved finalizing its previous programs of research and development. The Company has since decided to discontinue Inoteb’s operations and activities as of June 29, 2009. (See Note 14 to the Financial Statement)

Our representative offices are located at 12-14 rue Raymond Ridel, La Garenne Colombes, France consisting of approximately 80m² square feet of office space.

We own our factory which is located at Le Guernol, BP 26, 56920 Saint Gonnery (Morbion), in western of France

Biocoral®

Biocoral® our primary product, is a natural coral "carbonate calcium" derived, wholly mineral bone graft substitute and is used by surgeons and practitioners as bone substitute because of its biocompatibility, resorbability, osseo conduction and safety. Certain chemical, physical and structural characteristics of coral are very similar to that of human bone tissue. Biocoral® is derived from three particular species of coral naturally present in abundance. Biocoral® is primarily (more than 98%) comprised of calcium carbonate. Porous and resorbable, Biocoral® is prepared in microgranules as well as in engineered shapes according to specific indication. Due to its similarity to bone tissue, Biocoral® is compatible, resorbed by the body as new bone growth invades the Biocoral® and is replaced by neoformed invasion. It is highly porous with numerous interconnected channels which allow a total migration to the center of the implant free of contamination risk. Because Biocoral® is resorbed, it can be combined with antimicrobials, anticancer agents or other pharmaceuticals for slow release into bone tissue, resulting in an advantage over autologous bone grafts. Since 2000 we have worked with an accredited European university research group on purification of our raw material, coral, in order to produce a natural wholly mineral product. After a long-term collaboration we have finalized the development of a method for purification of our raw material coral which will allow us to offer Biocoral® as a natural wholly mineral bone substitute.  We have filed the various international patents for this method of purification and the final product issued using this method. This purification method will allow us to offer what we believe will be the only natural wholly mineral bone substitute. The French patent covering the purification of our raw material and its uses has been granted during July 2006 in France and the European Patent has been granted during April 2007. The European Patent has been validated and maintain in 15 European countries. In additional, the United States patent covering the purification of our raw material and its uses has been already been granted in the United States by the US Department of Commerce Patent and Trademark Office. The Company believes that in the near future the company's patents covering this technology will receive approval in many other countries where the company has already filed its applications.

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

As a result of this loss, in December 2008, we filed a suit seeking approximately €110,000,000 as damages which represent lost profits we would have realized from the marketing of the glue. Pursuant to our agreement and under a written proposal provided by us in 2001 and accepted by Maco Pharma, Maco Pharma requested to be in charge of the manufacture of the product and distribute it under a worldwide license.  As outlined in the proposal, projected revenue was estimated through 2015 (the year of the expiration of the patents covering our technology for the profit) at a minimum of € 220,000,000.Under the proposal.Maco Pharma was to pay us a 50% royalty of the estimated projected revenue during the years of commercialization until the expiration of the patents for the product.  Thus we are suing for the €110,000,000 we would have realized through 2015.  We also believe that Maco Pharma engaged in unfair competition as it entered into an agreement with one of our competitors to produce a similar product. The Company intends to continue the case.

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

Composite Biocoral® and Growth Factor

For more than 20 years, studies have been undertaken to demonstrate that it is possible to accelerate the bone regeneration process and repair by combining growth factors with a support matrix such as Biocoral®. Some scientific research has shown that Biocoral®, as a biomaterial, represents a useful support for growth factors. European clinical trials conducted over the several years have had positive results confirming the acceleration of the bone regeneration process and process. We hold various patents covering the technology underlying this application (composite of Biocoral® and growth factors) owned by our wholly-owned subsidiary in several countries around the world.

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

Since years 2000, the Company has collaborated with accredited scientists as well as with a special laboratory located at one of most prestigious European universities to develop a method of purification of its raw material “coral,” in order to remove the trace amounts (between 0.016 to 0.026% depending upon the type of coral used) of amino acids which were present, without any change in chemical and crystalline structure of the coral. As a result of these efforts, the small percentage of amino acid can now be removed from our raw material. The purification of raw materials permits us to improve their performance and to offer what we believe to be the only natural wholly mineral bone substitute product in the world. We also filed a patent for this purification method including the final product issued from it. The patent will protect our main product for an additional 20 years from the initial date when the patent was filed. The patent was filed in France in 2003, with PCT extension in December 2004. Our new technology of purification of our natural coral will allow us to offer what we believe will be the only natural wholly mineral bone substitute. The French patent covering the purification of our raw material and its uses has been granted during July 2006 in France and the European Patent has been granted during April 2007. The European Patent has been validated and maintain in 15 European countries. In additional, the United States patent covering the purification of our raw material and its uses has been already been granted in the United States by the US Department of Commerce Patent and Trademark Office.

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

In December 2010, the Company was audited by LNE (Laboratoire national de métrologie et d’essais) for the renewal of its EC certificate and ISO 13485: 2003 certification, which renewal was granted. The certificates are issued according to the rules of G-MED certification/LNE/G-MED Notified Body for Medical Devises. Additionally, we are audited annually by LNE to maintain our certifications. To continue certification, the Company met annual requirements in environmental policy, compliance, planning, management, structure and responsibility, training, communication, document control, operational control, emergency preparedness and response, record keeping and management review.

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

Effective June 22, 2004, Interpore closed its merger with Biomet, Inc. pursuant to which Biomet acquired all of the outstanding shares of Interpore stock for cash at $14.50 per share  with a 29% premium for a total amount of $259 million.

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

Employees

Except for our wholly-owned French subsidiary, we currently have no employees other than our officers and directors who devote as much time as they believe necessary to conduct our business and maintain our operations. Our French subsidiary as of March 11, 2011 has nine employees, eight of whom are full time. In addition, we engage the services of various scientific and research consulting teams under consulting contracts, working on research and development projects in different laboratories and hospitals in France and other countries.

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

●	deposits and files all patents and follows up with the patent counsels and patent offices in each country where the patents are filed;
●	extends filing territory and works to protect our patents; and
●	looks after and maintains patents.

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

Until 2005, more than two-thirds of our business was in research and development with an emphasis on developing our technology in order to produce marketable products.  We have completed most of our research program and are now ready to begin commercialization and marketing of our products in new applications and increase the commercialization efforts in actual products.  However, to date, we have generated only limited revenues and have had to raise capital from investors through debt and equity offerings in order to sustain our research and development efforts.  For the fiscal year ended December 31, 2010, we had net sales of approximately $307,655 an accumulated deficit of $23,423,990.

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

Our common stock is quoted on the OTCQB Markets under the symbol BCRA. The quotation of our common stock on the OTCQB Markets does not assure that a meaningful, consistent and liquid trading market currently exists, and, in fact, in recent years the market for our stock has experienced extreme price fluctuations and traded in low volume.  The illiquidity of our common stock could make it difficult for a stockholder to sell or otherwise dispose of shares.

We do not intend to pay dividends.

We do not expect to pay any cash dividends in the foreseeable future.

Item 1B. Unresolved Staff Comments.

None,

Item 2. Description of Property.

Our French subsidiary currently leases its principal executive offices from an unrelated third party for an aggregate annual rent of approximately $24,100 (approximately €18,200 euros). The operating lease expires on June 30, 2012 with an option to renew with the same terms and conditions for two additional periods of three years. Rent expense associated with this lease excluding VAT for the year ended December 31, 2010 and 2009 was approximately $31,700 and $18,500, respectively. This agreement is transferable and can be cancelled with six months notice before the terms of 3 years anniversary.

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

Item 3. Legal Proceedings.

From time to time, our Company is party to several legal proceedings that arise in the normal course of business. We accrue for these items as losses become probable and can be reasonably estimated. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

One legal proceeding concerns the litigation between our French subsidiary “Biocoral France” and TÜV Rheinland FRANCE SA. Biocoral France brought action against the TÜV Rheinland FRANCE SA, on April 24, 2008 and later on TÜV Rheinland LGA Products GmbH NURNBERG (known previously as TUV Rheinland Product Safety GmbH) and TÜV Rheinland of North America Inc. and claims wrongful termination of contractual relations arising from different conventions dated 15 and 24 July 2004 and a Memorandum of Understanding dated January 11, 2007.

By the action, Biocoral France seeks approximately 816,000 Euros (approximately $1,081,000) for damages in compensation for various losses incurred (certification costs, unsold inventory, packing expenses, pecuniary and pecuniary damage), and additional 10,000 Euros (approximately $13,300) for attorneys fees.

On October 29, 2010, the commercial Court of Nanterre (92) in France rendered a decision in favor of Biocoral France by ordering TÜV Rheinland FRANCE SA, TÜV Rheinland LGA Products GmbH NURNBERG and TÜV Rheinland of North America Inc. to pay to Biocoral France the total amount of 188,000 Euros (approximately $249,000) with an immediate payment of 100,000 Euros (approximately $133,000).

TÜV Rheinland FRANCE SA, TÜV Rheinland LGA Products GmbH NURNBERG and TÜV Rheinland of North America Inc. have appealed to this proceeding to the Court of Appeal of Versailles.

TÜV Rheinland FRANCE SA, TÜV Rheinland LGA Products GmbH NURNBERG and TÜV Rheinland of North America Inc. have also requested in separate proceeding to the 1st President of the Court of Appeal of Versailles to suspend the decision of the payment of 100.000 Euros (approximately $133,000) pending the decision of the Court of Appeal of Versailles.

Recently the Court of Appeal of Versailles has rendered a decision that the 100.000 Euros (approximately $133,000) should be deposited by TÜV Rheinland FRANCE SA and TÜV Rheinland LGA Products GmbH NURNBERG and TÜV Rheinland into escrow accounts pending the judgment of the Court of Appeal of Versailles.

Biocoral France believes likely that the previous decision of the commercial Court of Nanterre (92) will be upheld by the Court of Appeal of Versailles and possible that the damages totaling 188,000 Euros (approximately $249,000) will be increased.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

At December 31, 2010, there were 11,443,787 shares of our common stock issued and outstanding.  Our common stock trades on the OTCQB Markets under the symbol BCRA. The following table sets forth information regarding the high and low closing price per share for our common stock as reported by www.nasdaq.com. Such prices do not necessarily reflect actual transactions and do not include retail mark-ups, mark-downs or commissions.

Quarter Ended	High	Low
December 31, 2010	$12.00	$12.00
September 30, 2010	$12.00	$12.00
June 30, 2010	$28.00	$10.00
March 31, 2010	$32.00	$32.00
December 31, 2009	$32.00	$32.00
September 30, 2009	$38.00	$38.00
June 30, 2009	$38.00	$38.00
March 31, 2009	$38.00	$38.00

Holders

As of December 31, 2010, there were approximately 400 holders of record of the shares of our common stock including several European financial and portfolio institutions including their clients.

Dividends

We have paid no cash dividends on our equity securities to date and do not anticipate the payment of cash dividends on our equity securities in the near future. We paid a dividend of one share of our common stock for each three shares owned on December 18, 1995 and paid, in December 1996, another stock dividend of one share for each three shares owned as of November 6, 1996.

Recent Sales of Unregistered Securities

During 2010, the Company received additional short-term loans totaling $308,900 from “accredited investors”, increasing the outstanding amount of short-term loans from $308,100 to $617,000.

The Company also received short-term loans totaling $179,600 and $128,500 in 2009 and 2008, respectively, from “accredited investors”.

These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the Company’s board of directors approves the issuance of additional notes.

The short-term notes payable bear interest at 7%, are unsecured and classified by the company as on demand.  However, at the time of funding, the Company informed the investors that the advance would be converted into new long term 7% Non-Convertible Notes on terms and conditions to be determined. (See Note 7 to the Financial Statements)

All Notes as described above were sold to “accredited investors” in private placements intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933.

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

Biocoral®, our primary product, is a natural coral "carbonate calcium" derived, wholly mineral bone graft substitute and is used by surgeons and practitioners because of its biocompatibility, resorbability, osseo conduction and safety. Since 2000, we have worked with an accredited European university research group on purification of our raw material, coral, in order to produce a natural wholly mineral product.  After a long-term collaboration we have finalized the development of a method for purification of our raw material coral which will allow us to offer Biocoral® as a natural wholly mineral bone substitute.  We have received patents for this purification method in France, the European Union and the United States and expect to receive additional patents on it in the near future.  According to our French subsidiary, Biocoral® has been used in more than a million patients in various countries, principally in Europe, Asia and Canada.

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
At December 31, 2010 and 2009, the carrying value of the investment was $0.

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

Fiscal 2010 vs. 2009

Net sales, which are solely attributable to our wholly owned French subsidiary, totalled approximately $307,700 for the year ended December 31, 2010, a decrease of approximately $117,400 or approximately 28% from approximately $425,100 for the year ended December 31, 2009. This decrease is partially attributable to a decrease in sales of products and partially the result of the fluctuating exchange rates between Euros and US dollars.

Cost of sales was approximately $154,500 for the year ended December 31, 2010, an increase of approximately $24,900 or approximately 19% from approximately $129,600 for the year ended December 31, 2009. The gross profit percentage for the year ended December 30, 2010 and 2009 was approximately $153,100 or 50% and $295,400 or 69% respectively. The main factor contributing to this decrease in gross profit was an increase in sales of low margined goods.

Operating expenses were approximately $603,200 during the year ended December 31, 2010, an increase of approximately $30,900 or approximately 5% from approximately $572,300 for the year ended December 31, 2009. This increase was primarily due to an increase in the company’s depreciation and amortization, and consulting and professional fees. The balance of our operating expenses consists of administrative expenses and when taken as a whole were essentially consistent with prior year.

Consulting and professional fees during the year ended December 31, 2010 were approximately $213,100, an increase of $23,600 or approximately 12% compared to approximately $189,500 during the year ended December 31, 2009. This increase is attributable to an increase in the fees during 2010 for the development of next generation of products compared to 2009.

Other income (expenses) totalled approximately $(253,200) for the year ended December 31, 2010 as compared to approximately $(232,300) for the year ended December 31, 2009. This increase was primarily due to an increase in interest expense on our short term notes payable and an increase in other expenses.

As a result of the above, our net loss for the year ended December 31, 2010 totalled approximately $703,300 or $.06 per share compared to a net loss of approximately $452,600 or $.04 per share for the year ended December 31, 2009.

These losses per share were based on weighted average common shares outstanding of 11,443,787 for the years ended December 31, 2010 and 2009.

Financial Condition, Liquidity and Capital Resources

Fiscal 2010 vs. 2009

As shown in the accompanying consolidated financial statements, we had net losses of approximately $703,300 and $452,600 in 2010 and 2009, respectively. Management believes that it is likely that we will continue to incur net losses through at least 2011. We had a working capital deficiency of approximately $2,125,700 and $1,585,300 at December 31, 2010 and 2009 respectively. We also had a stockholders' deficiency of approximately $4,734,700 and $4,040,800 at December 31, 2010 and 2009, respectively.

We had cash provided by (used in) operating activities of approximately $(261,200) and $20,900 for the years ended December 31, 2010 and 2009 respectively. We also had cash provided by financing activities of $344,700 and $179,600 for the years ended December 31, 2010 and 2009, respectively. Our net loss of approximately $703,300 and $452,600 increased our accumulated deficit to approximately $23,423,900 and $22,720,600 at December 31, 2010 and 2009, respectively.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2010, 2009, 2008 and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. In January 2010, the Company received a written confirmation from an “accredited investor” which has funded the Company in the past, indicating the investor's intent to provide the Company with funds of up to $200,000.  In addition to $200,000 funds related to this written commitment, the Company also received during the third and fourth quarters of 2010 additional funds of $24,400 and $84,500, respectively. Management believes that these funds, together with the funds to be raised from the efforts described above, will provide sufficient working capital to operate through 2011.

Long-term Debt

As described in Note 8 to our financial statements and under Financial Condition, Liquidity and Capital Resources above, our long-term debt consists entirely of 7% Non-Convertible Promissory Notes.  As of December 31, 2010, the outstanding balance of principal due on such notes was $3,000,000.  Such notes mature in December 2012.

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

The Company’s foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company’s overall exposure for foreign currency at December 31, 2010, a hypothetical approximately 10 percent change in foreign currency rates would not have a material impact on the Company’s balance sheet, net sales, net income or cash flows over a one-year period.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in this Internal Control-Integrated Framework.

Based on our assessment, we concluded that the Company’s maintains effective internal control over financial reporting as of December 31, 2010, based on criteria established in “Internal Control – Integrated Framework” issued by the COSO.

Michael T. Studer CPA P.C., our independent registered public accounting firm, has issued an audit report, on our internal control over financial reporting which is included in page F-3.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of
Biocoral, Inc.

I have audited the internal control over financial reporting of Biocoral, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. My responsibility is to express an opinion on the Company’s internal control over financial reporting based on my audit.

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

In my opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

I have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the Company’s consolidated financial statements as of December 31, 2010 and 2009 and for the years then ended and my report dated March 31, 2011 expressed an unqualified opinion thereon.

/s/ Michael T. Studer CPA P.C.
Freeport, New York
Date: March 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Biocoral, Inc.

I have audited the accompanying consolidated balance sheets of Biocoral, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biocoral, Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

I have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and my report dated March 31, 2011 expressed an unqualified opinion thereon.

/s/ Michael T. Studer CPA P.C.
Freeport, New York
Date: March 31, 2011

BIOCORAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2010	December 31, 2009

Current Assets:
Cash	$48,511	$45,018
Accounts receivable, net of allowance for doubtful accounts of $16,588 and $7,883, respectively	52,527	91,370
Inventories	510,354	491,960
Prepaid expenses and other current assets	39,991	17,782

Total Current Assets	651,383	646,130

Property and equipment, net	12,212	16,136
Patent costs, net of accumulated amortization	825,709	825,153
Other assets	8,612	9,203

Total Assets	$1,497,916	$1,496,622

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$728,636	$795,613
Short-term bank borrowings	-	11,016
Short-term notes payable	617,000	308,100
Current portion due to officer	330,975	259,192
Accrued interest payable	1,100,435	857,495

Total Current Liabilities	2,777,046	2,231,416

Due to officer, net of current portion	450,000	300,000
Long-term notes payable	3,000,000	3,000,000
Deferred employee benefits	5,566	6,051

Total Liabilities	6,232,612	5,537,467

Commitments and contingencies

Stockholders' Deficit:
Preferred stock; par value $.001 per share; 1,000,000 shares authorized; none issued	-	-

Common Stock; par value $.001 per share; 100,000,000 shares authorized; 11,443,787 shares issued and outstanding at December 31, 2010 and 2009	11,444	11,444

Additional paid-in capital	18,800,000	18,800,000
Accumulated other comprehensive loss	(122,231)	(131,652)
Accumulated deficit	(23,423,909)	(22,720,637)

Total Stockholders' Deficit	(4,734,696)	(4,040,845)

Total Liabilities and Stockholders' Deficit	$1,497,916	$1,496,622

BIOCORAL, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2010	2009

Net sales	$307,655	$425,055
Cost of sales	154,515	129,612

Gross Profit	153,140	295,443

Operating Expenses:
Consulting and professional fees	213,099	189,467
Depreciation and amortization	92,762	88,918
Administrative expenses	297,342	293,924

Total Operating Expenses	603,203	572,309

Loss From Operations	(450,063)	(276,866)

Other Income (Expense):
Interest, net	(242,940)	(231,294)
Other	(10,269)	(978)

Total Other Income (Expense)	(253,209)	(232,272)

Loss from Continuing Operations before
Provision for Income Taxes	(703,272)	(509,138)

Provision for Income Taxes	-	-

Net Loss from Continuing Operations	(703,272)	(509,138)

Discontinued Operations
Income of discontinued subsidiary	-	56,546

Net Loss	(703,272)	(452,592)

Other Comprehensive Income (Loss): Foreign translation adjustment	9,421	(38,788)

Comprehensive Loss	$(693,851)	$(491,380)

Basic and diluted net loss per common share:
Continuing operations	$(0.06)	$(0.04)
Discontinued subsidiary	-	0.00
Net loss	$(0.06)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	11,443,787	11,443,787

BIOCORAL, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance, January 1, 2009	11,443,787	$11,444	$18,800,000	$(92,864)	$(22,268,045)	$(3,549,465)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	(38,788)	-	(38,788)

Net loss	-	-	-	-	(452,592)	(452,592)

Balance, December 31, 2009	11,443,787	11,444	18,800,000	(131,652)	(22,720,637)	(4,040,845)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	9,421	-	9,421

Net loss	-	-	-	-	(703,272)	(703,272)

Balance, December 31, 2010	11,443,787	$11,444	$18,800,000	$(122,231)	$(23,423,909)	$(4,734,696)

BIOCORAL, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(703,272)	$(452,592)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	92,762	88,918
Change in operating assets and liabilities:
Accounts receivable	38,843	55,715
Inventories	(18,394)	(89,584)
Prepaid expenses and other current assets	(22,209)	5,925
Cash held in escrow	-	9,512
Other assets	591	9,445
Accounts payable	(66,977)	(14,897)
Short-term bank borrowings	(11,016)	(2,761)
Current portion due to officer	36,000	36,000
Accrued interest payable	242,940	225,051
Due to officer, net of current portion	150,000	150,000
Deferred employee benefits	(485)	206

Net cash provided by (used in) operating activities	(261,217)	20,938

Cash flows from investing activities:
Purchase of property and equipment	-	(2,593)
Patent costs incured	(89,394)	(131,936)

Net cash provided by (used in) investing activities	(89,394)	(134,529)

Cash flows from financing activities:
Proceeds from short-term notes payable	308,900	179,600
Advance from officer	47,642	-
Repayment of advance from officer	(11,859)	-

Net cash provided by (used in) financing activities	344,683	179,600

Effects of changes in exchange rates on cash	9,421	(38,788)

Increase (decrease) in cash	3,493	27,221

Cash, beginning of period	45,018	17,797

Cash, end of period	$48,511	$45,018

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

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

Note 2 – Liquidity

The Company had net losses of approximately $703,300 and $452,600 in 2010 and 2009, respectively. Management believes that it is likely that the Company will continue to incur net losses through at least 2011. The Company had a working capital deficiency of approximately $2,125,700 and $1,585,300, at December 31, 2010 and 2009, respectively. The Company also had a stockholders' deficit of approximately $4,734,700 and $4,040,800 at December 31, 2010 and 2009, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2010, 2009, 2008 and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. In January 2010, the Company received a written confirmation from an “accredited investor” to provide additional funds up to $200,000. In addition to $200,000 funds related to this written commitment, the Company also received during the third and fourth quarters of 2010 additional funds of $24,400 and $84,500, respectively, from “accredited investors” (See Note 7). The Company also received approximately $170,000 of additional funds from “accredited investors” during the first quarter of 2011 (See Note 17). Management believes that these funds, together with the funds to be raised from the efforts described above, will provide sufficient working capital to operate through 2011.

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

(C) Cash and Cash Equivalents

The Company considers cash on hand, cash in banks, certificates of deposit, time deposits and other short term securities with maturities of three months or less when purchased as cash and cash equivalents. There were no cash equivalents held by the Company at December 31, 2010 and 2009.

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

(H) Investment in Limited Partnership

The Company owns an approximate 9.3% interest in Bensenville Associates Ltd., a limited partnership, which is accounted for under the equity method of accounting. Under this method, the initial investment is recorded at cost. Subsequently, the investment is increased or decreased for the Company's pro-rata share of the partnership's income and losses. The Company's share of the loss in the partnership for the years ended December 31, 2010 and 2009 was approximately $8,045 and $9,600, respectively, and the book value of the investment at December 31, 2010 and 2009 was $0. The Company is not responsible for losses in excess of its investment. Therefore none of the losses for the years ended December 31, 2010 and 2009 are included in the consolidated financial statements.

(I) Intangible Assets

Intangible assets consist of legal fees paid to various patent attorneys related to successful world-wide patent applications. The patent costs are amortized using the straight-line method over the shorter of the life of the patent or the estimated useful life of the technology, which ranges from 10 to 20 years.

Amortization of the intangible assets for the next five years and thereafter is expected as follows:

2011	$91,344
2012	91,344
2013	91,344
2014	91,344
2015	91,344
Thereafter	368,989
Total	$825,709

Note 3 - Summary of Significant Accounting Policies - continued

The components of intangible assets and costs capitalized in 2010 and 2009 are as follows:

	2010	2009
Beginning Intangible Assets	$1,115,298	$983,362
Add: Capitalized Costs	89,394	131,936
Less: Accumulated Amortization	(378,983)	(290,145)
Net Intangible Assets	$825,709	$825,153

(J) Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and others”, the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. Management believes that there are no impaired long-lived assets at December 31, 2010 and 2009.

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

(M) Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in accordance with guidance established by the Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Costs." During 2010 and 2009, there were no material shipping and handling costs.

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

Note 3 - Summary of Significant Accounting Policies - continued

(P) Computation of Net Loss per Share

The Company presents basic and diluted net loss per share pursuant to the provisions of ASC Topic 260, “Earnings per Share". Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares outstanding during the year. Diluted net loss per share is computed by dividing the net earnings for the year by the weighted average number of common shares and common share equivalents outstanding during the year. Common share equivalents include stock options and other convertible securities. For the year ended December 31, 2009, the 110,000 stock options outstanding were not included in the diluted net loss per share computation as the effect is anti-dilutive. For the year ended December 31, 2010, there were no common stock equivalents outstanding.

(Q) Foreign Currency Translation and Transactions

Assets and liabilities of the foreign subsidiaries are translated at current exchange rates and related revenues and expenses are translated at average exchange rates in effect during the year. Resulting translation adjustments are recorded as accumulated other comprehensive loss which is a separate component of stockholders' deficiency.

The change in cumulative translation adjustments during the years ended December 31, 2010 and 2009 was as follows:

	2010	2009
Beginning accumulated translation adjustments	$(131,652)	$(92,864)
Translation adjustments for the year then ended	9,421	(38,788)
Ending accumulated translation adjustments	$(122,231)	$(131,652)

(R) Comprehensive Loss

The foreign currency translation adjustments resulting from the translation of the financial statements of the Company's subsidiaries expressed in Euros to United States dollars are reported as other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss.

(S) Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued interest payable, approximate fair value at December 31, 2010 and 2009, due to the relatively short maturity of the instruments. The investment in limited partnership is recorded using the equity method and it is not practical to estimate the fair value of this investment without incurring excessive cost, as this investment is not publicly traded. Short-term and long-term notes payable approximates fair value based upon debt terms available for similar entities under similar terms.

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

Note 3 - Summary of Significant Accounting Policies - continued

(U) Recent Accounting Pronouncements

In August 2009, the FASB issued an update to ASC 820. This Accounting Standard Update (“ASU”) No. 2009-5, Measuring Liabilities at Fair Value (“ASU 2009-5”) amends the provisions in ASC 820 related to the fair value measurement of liabilities and clarifies for circumstances in which a quoted price in an active market for the identical liability is not available. ASU 2009-5 is intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. ASU 2009-5 was effective for the Company in the first quarter of fiscal year 2010. ASU 2009-5 concerns disclosure only. The adoption of ASU 2009-5 did not have a material effect on the Company’s consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17 , which codifies SFAS No 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASU 2009-17 did not have a material effect on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring and nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of Level 3 fair–value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company believes that the adoption of ASU 2010-6 will not have a material effect on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management will have, a material impact on the Company's present or future consolidated financial statements.

Note 4- Inventories

Inventories consist of the following at December 31:

	2010	2009
Raw materials	$52,882	$60,655
Work in process	57,101	73,815
Finished goods	400,371	357,490
Total	$510,354	$491,960

Note 5 - Property and Equipment

Property and equipment consists of the following at December 31:

	2010	2009
Land	$12,160	$12,160
Buildings and improvements	108,982	108,982
Equipment and furnishings	229,366	229,366
Total	350,508	350,508
Less: Accumulated depreciation and amortization	(338,296)	(334,372)
Net	$12,212	$16,136

Depreciation and amortization of property and equipment expense was $3,924 and $7,814 for the years ended 2010 and 2009, respectively.

Note 6 - Intangible Assets

Intangible assets consist of the following at December 31:

	2010	2009
Patent costs	$1,204,692	$1,115,298
Less: Accumulated amortization	(378,983)	(290,145)
Intangible assets, net	$825,709	$825,153

Amortization of patent cost expense was $88,838 and $80,864 for the years ended 2010 and 2009, respectively.

Note 7 – Short-Term Notes Payable

The Company received short-term loans totaling $179,600 and $128,500 in 2009 and 2008, respectively, from “accredited investors”.

During 2010, the Company received additional short-term loans totaling $308,900 from “accredited investors”, increasing the outstanding amount of short-term loans from $308,100 to $617,000. These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the Company’s board of directors approves the issuance of additional notes.

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

In December 2006, the Company issued $2,700,000 (of the $3,000,000 total long-term non-convertible notes outstanding at December 31, 2010 and 2009 ) in exchange for the retirement of $700,000 of 6% convertible promissory notes payable, $1,600,000 of 7% convertible promissory notes payable, and $400,000 of notes payable.

During 2007, the Company issued additional 7% non-convertible promissory notes payable in the aggregate principal amount of $200,000 to "accredited investors" through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933, increasing the outstanding amount of new 7% non-convertible promissory notes payable from $2,700,000 to $2,900,000.

During 2008, the company issued additional 7% non-convertible promissory notes payable in the aggregate principal amount of $100,000 to an “accredited investor” through a private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933, increasing the outstanding amount of new 7% non-convertible promissory notes payable from $2,900,000 to $3,000,000.

At the request of the Company, on February 20, 2009, the holders of the 7% non-convertible notes payable agreed to extend the due date of the notes from December 31, 2009 to December 31, 2012.

The aggregate maturities of long-term debt at December 31, 2010 are as follows:

December31,
2011	$-
2012	3,000,000
Total	$3,000,000

Note 9 – Due to Officer

Due to officer represents amounts due the Company’s chief executive officer and consists of the following at December 31:

	2010	2009
Unpaid consulting fees pursuant to the
Consulting Agreement	$450,000	$300,000
Unreimbursed travel and other expenses	295,192	259,192
Advance to subsidiary (Note 13)	35,783	-
Total	780,975	559,192
Current portion	(330,975)	(259,192)
Non-current portion	$450,000	$300,000

The Company has a consulting agreement with its chief executive officer that provides for annual compensation of $150,000 per annum, reimbursement of certain expenses and for a payment of two years' compensation thereunder in the event of a change in control of the Company. The term of the agreement, which originally was three years from September 01, 1997 to August 31, 2000, was renewed, on the same terms, in 2000 for an additional two years until August 30, 2002. In 2002, it was again renewed for an additional three years to August 2005 and, in August 2005, for an additional three years to August 2008 and in September 2008 for an additional three years to August 2011 on the same terms. On March 31, 2008, the chief executive officer exercised 90,000 (of the 100,000 granted to him on December 21, 2004) stock options at a price of $10.00 per share, or $900,000 total, in exchange for a $900,000 reduction of unpaid consulting fees due to officer. The chief executive officer has advised the Company that he will not seek cash payment  of the unpaid consulting fees until 2012.

Note 10 - Income Taxes

At December 31, 2010, the Company had net operating loss carryforwards of approximately $12,475,000 available to reduce future federal taxable income, which, if not used, will expire at various dates through December 31, 2030. These net operating loss carryforwards create a deferred tax asset of approximately $4,365,000. There are no other material differences between amounts used for financial reporting purposes and tax reporting purposes. Since it is more likely than not that the Company will not realize a benefit from these net operating loss carryforwards, a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

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

Income taxes differ from the statutory rate due to the following at December 31:

	2010	2009

Income tax benefit at 35%	$(246,000)	$(158,000)
Change in valuation allowance	246,000	158,000
Provision for income taxes	$-	$-

Note 11 - Stock Option Plan

A summary of the Company's stock option activity is as follows for the years ended December 31, 2010 and 2009:

	Common Stock
		Weighted average
	Shares	Exercise Price
Outstanding, January 01, 2009	110,000	$10.00
Granted	-	-
Exercised	-	-
Expired December 21, 2009	(110,000)	10.00
Outstanding, December 31, 2009	-	$-

For the year ended December 31, 2010, no stock options were granted and there are none outstanding at December 31, 2010.

Note 12 - Segment and Geographic Information

Information about the Company's assets and its operations in different geographic locations at December 31, 2010 and 2009 and for the years then ended is shown below pursuant to the provisions of ASC Topic 280,”Segment Reporting”.

	2010	2009
Net Sales:
France	$156,500	$183,055
Other European countries	129,100	190,000
Other	22,055	52,000
Total net sales	$307,655	$425,055

Total Assets:
North America	$861,384	$832,327
France	636,532	664,295
Total	$1,497,916	$1,496,622

For the years ended December 31, 2010 and 2009, one customer accounted for approximately 37% and 32% of net sales, respectively.

Note 13 – Related Party Transaction

During March 2010, the Company’s chief executive officer advanced a total of €35,000 or approximately $47,642 to a Company subsidiary. At December 31, 2010, the outstanding balance is €27,000 or approximately $35,783, which is included in current portion due to officer in the accompanying consolidated balance sheet.

Note 14 – Commitments and Contingencies

Leases

In July 2009, the Company entered into a rental agreement for its new office, which is located in La Garenne-Colombes (near Paris, France). The operating lease expires on June 30, 2012 with an option to renew with the same terms and conditions for two additional periods of three years. Under the initial lease, the annual rent was $27,169 (€20,500 Euros) excluding VAT. On April 1, 2010 this lease was amended for an annual rent of $24,100 (€18,232 Euros) excluding VAT. Rent expense associated with this lease excluding VAT for the year ended December 31, 2010 and 2009 was approximately $31,700 and $18,500, respectively. This agreement is transferable and can be cancelled with six months notice before each of the renewal dates. At December 31, 2010, total minimum rentals under this operating lease with an initial or remaining term lease of one year or more is as follows:

Year Ending December 31:
2011	$24,100
2012	12,050
Total	$36,150

Prior to July of 2009, the Company rented certain office space in Levallois (Paris region), France on a quarter to quarter basis. Rent expense associated with this lease for the six months ended June 30, 2009 was $32,250.

Legal Proceedings

From time to time, the Company is party to legal proceedings that arise in the normal course of business. We accrue for these items as losses becomes probable and can be reasonably estimated. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

Note 15 - Discontinued Operations

One of the Company’s subsidiaries ceased its research and development activities a few years ago which was considered as its major activity. On June 29, 2009 during the subsidiary’s shareholders meeting, it was decided to discontinue all its operations.

The summarized financial information for discontinued operations is as follows:

	2010	2009
Net Sales	$--	$--
Operating expenses	-	50,974
Loss from operations	-	(50,974)
Gain form cessation as a result of the reversal of liabilities	-	107,520
Income (loss) of discontinued subsidiary	$-	$56,546

Note 16 – Selected Quarterly Financial Data – (Unaudited)

The results of operations by quarter for the years ended December 31, 2010 and 2009 are presented below (unaudited):

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Year Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010

Net Sales	$82,454	$65,391	$64,234	$95,576	$307,655
Cost of Sales	33,332	16,613	28,655	75,915	154,515

Gross Profit	49,122	48,778	35,579	19,661	153,140

Total Operating Expenses	166,980	129,784	132,450	173,989	603,203

Loss From Operations	(117,858)	(81,006)	(96,871)	(154,328)	(450,063)

Total Other Income (Expense)	(65,796)	(62,703)	(61,343)	(63,367)	(253,209)

Net Loss from continuing operations	(183,654)	(143,709)	(158,214)	(217,695)	(703,272)

Income (Loss) of discontinued subsidiary	-	-	-	-	-

Net Loss	(183,654)	(143,709)	(158,214)	(217,695)	(703,272)

Other Comprehensive Income (Loss):
Foreign translation adjustment	(12,865)	9,434	6,010	6,842	9,421

Comprehensive Loss	$(196,519)	$(134,275)	$(152,204)	$(210,853)	$(693,851)

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.02)	$(0.01)	$(0.01)	$(0.02)	$(0.06)
Discontinued subsidiary	-	-	-	-	-
Net loss	$(0.02)	$(0.01)	$(0.01)	$(0.02)	$(0.06)

Basis and diluted weighted average number of common shares outstanding	11,443,787	11,443,787	11,443,787	11,443,787	11,443,787

Note 16 – Selected Quarterly Financial Data – (Unaudited) – continued

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Year Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	December 31, 2009

Net Sales	$115,341	$112,659	$90,274	$106,781	$425,055
Cost of Sales	36,878	25,821	7,602	59,311	129,612

Gross Profit	78,463	86,838	82,672	47,470	295,443

Total Operating Expenses	146,777	136,160	164,936	124,436	572,309

Loss From Operations	(68,314)	(49,322)	(82,264)	(76,966)	(276,866)

Total Other Income (Expense)	(49,289)	(64,448)	(46,260)	(72,275)	(232,272)

Net Loss from continuing operations	(117,603)	(113,770)	(128,524)	(149,241)	(509,138)

Income (Loss) of discontinued subsidiary	(25,487)	(25,487)	-	107,520	56,546

Net Loss	(143,090)	(139,257)	(128,524)	(41,721)	(452,592)

Other Comprehensive Income (Loss):
Foreign translation adjustment	6,539	(16,265)	(15,217)	(13,845)	(38,788)

Comprehensive Loss	$(136,551)	$(155,522)	$(143,741)	$(55,566)	$(491,380)

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Discontinued subsidiary	(0.00)	(0.01)	(0.00)	0.01	(0.00)
Net loss	$(0.01)	$(0.02)	$(0.01)	$(0.00)	$(0.04)

Basis and diluted weighted average number of common shares outstanding	11,443,787	11,443,787	11,443,787	11,443,787	11,443,787

Note 17 – Subsequent Events

During the first quarter 2011, the Company received additional funds totaling approximately $170,000, from “accredited investors”.

Item  9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 at the reasonable assurance level.

(b) Management’s Report on Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2010 as part of this report. The Company’s independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 hereof, of this report and are incorporated herein by reference.

(c) Changes in Internal Control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

The following persons are our executive officers and directors:

Name	Age	Positions with our Company
Nasser Nassiri	47	President, Chief Executive Officer and Chairman of the Board
Yuhko Grossman	46	Secretary, Treasurer and Director
Jean Darondel	68	Director

Mr. Nasser Nassiri has been the President, Chief Executive Officer and Chairman of the Board of our company since 1997.  Mr. Nassiri is a Europe-based financier. Since 1990, he has been a private investor and financial advisor to several European financial and portfolio institutions, as well as group investment companies and pharmaceutical businesses in the Middle East.

Ms. Yuhko Grossman has been our Secretary, Treasurer and a director since 1999. Ms. Grossman has spent over ten years working with the largest retail pharmaceutical chain in Canada, where her responsibilities included the restructuring and implementation of new management and information systems following corporate buy-outs. Prior to 2004, Ms. Grossmann was serving as independent consultant to various portfolios in Europe. Ms. Grossmann then earned her MBA in finance in Monaco. Since 2008, Ms. Grossmann has been Vice President, Investment Banking of Haywood Securities (UK) Limited.

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

However, the Company has not held an annual meeting for several years primarily to save the expense particularly since its management and operations have not changed significantly over the period. The Company is planning to hold an annual meeting for the election of directors and ratification of its independent accountants. The meeting is planned for after the first quarter of 2011 in order to provide shareholders with adequate notice including an opportunity to review the most recent Company's Annual Report on Form 10-K.

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our Common Stock. Officers, directors and ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2010, no such reports were submitted to us for review and, based upon this, to our knowledge, all Section 16(a) filing requirements applicable to our officers and directors have been complied.

Code of Ethics

We have not yet adopted a code of ethics for our company because our management team currently consists of only three individuals, each of whom is a director and two of whom are executive officers.  Because our management team is small, we have determined that a formal code is unnecessary at this time.

Audit Committee/Audit Committee Financial Expert

We have not yet formed an audit committee of our board of directors since we are not required to do so under the rules of the OTCQB Markets and we have only one non-executive director on our board.  In addition, we currently do not have an audit committee financial expert because we do not believe that the cost of retaining such an expert outweighs the benefit of having one given the size of our company and the simplicity of our operations.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our management compensation consists primarily stock options and, to a lesser extent, cash.  We believe that through issuance of options, we are able to retain our management without using our limited cash resources.

Presently, none of our executive officers receive any salary. However, on September 1, 1997, we entered into a Consulting Agreement with Nasser Nassiri, our President, CEO and Chairman, pursuant to which Mr. Nassiri serves as such. The agreement, which was originally for a three year term, provided for base compensation of $150,000 per annum, reimbursement of certain expenses and for a payment of two years' compensation thereunder in the event of a change in control of the Company. The agreement was renewed, on the same terms, in 2000 for an additional two years until August 30, 2002. In 2002, it was again renewed for an additional three years to August 2005 and, in August 2005, for an additional three year to August 2008 and in September 2008 for an additional three years to August 2011 on the same terms.  In the year ended December 31, 2010, to help the Company's cash position, the president has deferred receipt of any cash compensation for 2010 pursuant to his consulting agreement. Regarding the unpaid consulting fees, Mr. Nassiri has agreed that he will not seek cash payment until 2012.  In March 2008, Mr. Nassiri applied amounts from prior years’ deferred cash compensation to the exercise of his then-outstanding options to purchase 90,000 share of our common stock.

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

The following table lists amounts due to Mr. Nassiri at December 31:

	2010	2009
Unpaid consulting fees pursuant to the Consulting Agreement	$450,000	$300,000
Unreimbursed travel and other expenses	295,192	259,192
Advance to subsidiary (Note 13)	35,783	-
Total	780,975	559,192
Current portion	(330,975)	(259,192)
Non-current portion	$450,000	$300,000

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

The following table lists the amount and type of compensation received by each of our directors for the fiscal year ended December 31, 2010:

Director Compensation
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Nasser Nassiri	$150,000	--	--	--	--	--	$150,000
Jean Darondel	--	--	--	--	--	--	--
Yuhko Grossman	--	--	--	--	--	--	--

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 11 2011 by

●	all persons who are beneficial owners of five percent (5%) or more of our common stock;

●	each of our directors;

●	each of our named executive officers; and

●	all current directors and executive officers as a group.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 11, 2011 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

NAME AND ADDRESS OF BENEFICIAL OUTSTANDING OWNER	TITLE OF CLASS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP AS OF March 11, 2011	PERCENT OF SHARES IN CLASS(1)
Jean Darondel 12-14, rue Raymond Ridel, 92250 La Garenne Colombes, France	Common Stock	-	-
Yuhko Grossman 12-14, rue Raymond Ridel, 92250 La Garenne Colombes, France	Common Stock	-	-
Nasser Nassiri 12-14, rue Raymond Ridel, 92250 La Garenne Colombes, France	Common Stock	90,000	*
All officers and directors as a group	Common Stock	90,000	*

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

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services.

Audit Fees for 2010

Our principal accountant for year ended December 31, 2010 is Michael T. Studer CPA P.C.  We have not yet been billed for their services rendered in connection with the audit of our 2010 consolidated financial statements. However, as of the date of this report, we have paid them $5,000 as a retainer fee.

For services rendered in connection with the review of our unaudited consolidated financial statements for filing with our Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 2010, June 30, 2010 and September 30, 2010, we were billed the total amount of $7,500.

Audit Fees for 2009

Our principal accountant for year ended December 31, 2009 was Michael T. Studer CPA P.C.  For their services rendered in connection with the audit of our December 31, 2009 consolidated financial statements, we have paid them $17,500.

For services rendered in connection with the review of our unaudited consolidated financial statements for filing with our Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 2009, June 30, 2009 and September 30, 2009, we have paid them $10,500.

PART IV

Item 15. Exhibits and Reports on Form 8-K.

(a) Unless otherwise indicated, the following is a list of exhibits filed as a part of this annual report:

Exhibit Number	Description of Document
3.1	Certificate of Incorporation, as amended(1)(2)
3.2	By-laws (1)
3.3	Certificate of Amendment to Certificate of Incorporation(4)
3.4	Certificate of Amendment to Certificate of Incorporation(4)
4.1	Form of Company's 3 year 7% Convertible Redeemable Debenture due December 31, 2006(4)
4.2	Form of Option Agreement(3)(4)
4.3	Form of Company's 3 Year 7 % Non-Convertible Promissory Note Due December 31, 2009(5)
4.4	Form of Company's 3 Year 7 % Non-Convertible Promissory Note Due December 31, 2012 (re-file to correct typographical error in original filing)
10.1	Consulting Agreement between the Company and Mr. Nasser Nassiri(6)
31	Certification of Nasser Nassiri pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	Certification of Nasser Nassiri pursuant to Rule 13a-14(a)

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

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 17, 1998.

(4) Incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-KSB/A filed May 19, 2005.

(5) Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K filed March 30, 2007.

(6) Incorporated by reference to Exhibit No. 10.30 to Form 10-KSB for the year ended December 31, 1997, filed on April 17, 1998.

(b) During the fourth quarter of 2010, we filed no current reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on March 31, 2011.

BIOCORAL, INC

By:	/s/ Nasser Nassiri
Nasser Nassiri
President, Chief Executive Officer and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date
/s/ Nasser Nassiri Nasser Nassiri	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer and Principal Accounting Officer)	March 31, 2011
/s/ Yuhko Grossman Yuhko Grossman	Secretary, Treasurer and Director	March 31, 2011
/s/ Jean Darondel Jean Darondel	Director	March 31, 2011