Form 10-Q
period 2011-03-31
BIOCORAL INC
filed 2011-05-13
CIK 919605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2011

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes   ☐No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):☐Yes   ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of May 9, 2011 was 11,443,787.

BIOCORAL, INC. AND SUBSIDIARIES

CONTENTS

		Page
PART I	FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS.	1
	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCHE 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010.	1
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED).	2
	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009.	3
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED).	4
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	5-11
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESLUTS OF OPERATIONS.	12
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	14
Item 4.	CONTROLS AND PROCEDURES.	14

PART II	OTHER INFORMATION	14
Item 1.	LEGAL PROCEEDINGS.	14
Item 1A.	RISK FACTORS.	14
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	15
Item 3.	DEFAULTS UPON SENIOR SECURITIES.	15
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	15
Item 5.	OTHER INFORMATION.	15
Item 6.	EXHIBITS.	15

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
BIOCORAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2011	December 31, 2010

Current Assets:
Cash	$105,463	$48,511
Accounts receivable, net of allowance for doubtful accounts of $17,645 and $16,588, respectively	37,939	52,527
Inventories	589,821	510,354
Prepaid expenses and other current assets	34,774	39,991

Total Current Assets	767,997	651,383

Property and equipment, net	13,359	12,212
Patent costs, net of accumulated amortization	827,351	825,709
Other assets	9,045	8,612

Total Assets	$1,617,752	$1,497,916

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$789,014	$728,636
Short-term notes payable	781,500	617,000
Current portion due to officer	332,388	330,975
Accrued interest payable	1,164,372	1,100,435

Total Current Liabilities	3,067,274	2,777,046

Due to officer, net of current portion	487,500	450,000
Long-term notes payable	3,000,000	3,000,000
Deferred employee benefits	5,921	5,566

Total Liabilities	6,560,695	6,232,612

Commitments and contingencies

Stockholders' Deficit:
Preferred stock; par value $.001 per share; 1,000,000 shares authorized; none issued	-	-
Common Stock; par value $.001 per share; 100,000,000 shares authorized; 11,443,787 shares issued and outstanding at March 31, 2011 and December 31, 2010	11,444	11,444
Additional paid-in capital	18,800,000	18,800,000
Accumulated other comprehensive loss	(129,871)	(122,231)
Accumulated deficit	(23,624,516)	(23,423,909)

Total Stockholders' Deficit	(4,942,943)	(4,734,696)

Total Liabilities and Stockholders' Deficit	$1,617,752	$1,497,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOCORAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2011	2010
	(Unaudited)

Net sales	$62,496	$82,454
Cost of sales	22,816	33,332

Gross Profit	39,680	49,122

Operating Expenses:
Consulting and professional fees	73,752	68,836
Depreciation and amortization	23,480	22,755
Administrative expenses	79,094	75,389

Total Operating Expenses	176,326	166,980

Loss From Operations	(136,646)	(117,858)

Other Income (Expense):
Interest, net	(63,936)	(58,597)
Other	(25)	(7,199)

Total Other Income (Expense)	(63,961)	(65,796)

Loss before provision for income taxes	(200,607)	(183,654)

Provision for Income Taxes	-	-

Net Loss	(200,607)	(183,654)

Other Comprehensive Income (Loss):
Foreign translation adjustment	(7,640)	(12,865)

Comprehensive Loss	$(208,247)	$(196,519)

Basic and diluted net loss per common share:	$(0.02)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	11,443,787	11,443,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOCORAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

				Accumulated
				Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Loss	Deficit	Deficit
Balance, January 1, 2009	11,443,787	$11,444	$18,800,000	$(92,864)	$(22,268,045)	$(3,549,465)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	(38,788)	-	(38,788)

Net loss	-	-	-	-	(452,592)	(452,592)

Balance, December 31, 2009	11,443,787	11,444	18,800,000	(131,652)	(22,720,637)	(4,040,845)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	9,421	-	9,421

Net loss	-	-	-	-	(703,272)	(703,272)

Balance, December 31, 2010	11,443,787	11,444	18,800,000	(122,231)	(23,423,909)	(4,734,696)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	(7,640)	-	(7,640)

Net loss	-	-	-	-	(200,607)	(200,607)

Balance, March 31, 2011	11,443,787	$11,444	$18,800,000	$(129,871)	$(23,624,516)	$(4,942,943)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOCORAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net loss	$(200,607)	$(183,654)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,480	22,755
Change in operating assets and liabilities:
Accounts receivable	14,588	7,438
Inventories	(79,467)	1,919
Prepaid expenses and other current assets	5,217	13,033
Other assets	(433)	475
Accounts payable	60,378	5,729
Short-term bank borrowings	-	(11,016)
Current portion due to officer	(26,783)	9,000
Accrued interest payable	63,937	58,599
Due to officer, net of current portion	37,500	37,500
Deferred employee benefits	355	(390)

Net cash provided by (used in) operating activities	(101,835)	(38,612)

Cash flows from investing activities:
Building improvements	(1,615)	-
Patent costs incured	(24,654)	(26,762)

Net cash provided by (used in) investing activities	(26,269)	(26,762)

Cash flows from financing activities:
Proceeds from short-term notes payable	164,500	83,700
Advance from officer	47,642	-
Repayment of advance from officer	(19,446)	-

Net cash provided by (used in) financing activities	192,696	83,700

Effects of changes in exchange rates on cash	(7,640)	(12,865)

Increase (decrease) in cash	56,952	5,461

Cash, beginning of period	48,511	45,018

Cash, end of period	$105,463	$50,479

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOCORAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 (UNAUDITED)

Note 1 – Description of Business

Biocoral, Inc. (“Biocoral”) was incorporated under the laws of the State of Delaware on May 4, 1992. Biocoral is a holding company that conducts its operations primarily through its wholly-owned European subsidiaries. Biocoral, Inc., together with its subsidiaries, are referred to collectively herein as the “Company.”

The Company’s operations consist primarily of development, manufacturing and marketing of patented high technology biomaterials, bone substitute materials made from coral, and other orthopedic, oral and maxillo-facial products, including products marketed under the trade name of Biocoral.  Most of the Company’s operations are conducted from Europe. The Company has obtained regulatory approvals to market its products throughout Europe, Canada and certain other countries. The Company owns various patents for its products which have been registered and issued in the United States, Canada, Japan, Australia and various countries throughout Europe. However, the Company has not applied for the regulatory approvals needed to market its products in the United States.

Note 2 – Liquidity

The Company had net losses of approximately $200,600 and $183,700 for the three months ended March 31, 2011 and 2010, respectively. The Company had a working capital deficiency of approximately $2,299,300 and $2,125,700 at March 31, 2011 and December 31, 2010, respectively. The Company also had a stockholders' deficiency of approximately $4,942,900 and $4,734,700 at March 31, 2011 and December 31, 2010, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2010, 2009 and 2008 and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. During 2010, and pursuant to a written confirmation, an “accredited investor” provided the Company with $200,000 (See Note 7). In addition to these funds, the Company also received $108,900 from other “accredited investors” (See Note 7). The Company also received $164,500 of additional funds from “accredited investors” during the first quarter of 2011 (See Note 7). The condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

(A) Basis of Presentation

The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include all of the accounts of Biocoral, Inc. and its wholly-owned subsidiaries as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010. All material intercompany balances and transactions have been eliminated in consolidation.

Note 3 - Summary of Significant Accounting Policies - continued

(C) Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, read the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results that may be expected for the full year.

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

(G) Per Share Data

Basic and diluted net loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding as defined by ASC 260, “Earnings Per Share”. For the three months ended March 31, 2011 and 2010, there were no potentially dilutive securities outstanding.

Note 3 - Summary of Significant Accounting Policies - continued

(H) Recent Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in June 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASU 2009-17 did not have a material effect on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring and nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material effect on the Company’s condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management will have, a material impact on the Company's present or future consolidated financial statements.

Note 4 – Inventories

Inventories consist of:

	March 31, 2011	December 31
	(Unaudited)	2010

Raw materials (net of impairment allowance of $25,893 and $24,575, respectively)	$50,540	$52,882
Work in process (net of impairment allowance of $28,811 and $10,337, respectively)	161,805	57,101
Finished goods (net of impairment allowance of $40,415 and $44,690, respectively)	377,476	400,371
Total	$589,821	$510,354

Inventories are stated at the lower of cost or market, with cost determined on the First-in, First-out (“FIFO”) method.  Our products are manufactured from our production site in Saint Gonnery, France. Work in process and finished goods inventories consist of raw material costs, direct labor costs and manufacturing overhead costs. The Company maintains a minimum production level during certain low demand periods which results in increases in inventories.

Note 5 - Property and Equipment

Property and equipment consists of:

	March 31, 2011	December 31
	(Unaudited)	2010
Land	$12,160	$12,160
Buildings and improvements	110,597	108,982
Equipment and furnishings	229,366	229,366
Total	352,123	350,508
Less: Accumulated depreciation and amortization	(338,764)	(338,296)
Net	$13,359	$12,212

Depreciation and amortization of property and equipment expense was $468 and $1,333 for the three months ended March 31, 2011 and 2010, respectively.

Note 6 – Patent Costs, Net

Patent costs, net, consist of:

	March 31, 2011	December 31
	(Unaudited)	2010
Patent costs	$1,229,346	$1,204,692
Less: Accumulated amortization	(401,995)	(378,983)
Patent costs, net	$827,351	$825,709

Amortization of patent costs expense was $23,012 and $21,422 for the three months ended March 31, 2011 and 2010, respectively.

Expected amortization of patent costs expense for the succeeding years ending March 31, 2012, 2013, 2014, 2015 and 2016 is approximately $92,000 for each of these years.

Note 7 – Short-Term Notes Payable

The Company received short-term loans totaling $179,600 and $128,500 in 2009 and 2008, respectively, from “accredited investors”.

In 2010, the Company received additional short-term loans totaling $308,900 from “accredited investors”, increasing the outstanding amount of short-term loans from $308,100 to $617,000.

During the first quarter of 2011, the Company received additional short-term loans totaling $164,500 from “accredited investors”, increasing the outstanding amount of short-term loans from $617,000 to $781,500.  These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the Company’s board of directors approves the issuance of additional notes.

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

In December 2006, the Company issued $2,700,000 (of the $3,000,000 total long-term non-convertible notes outstanding at March 31, 2011 and December 31, 2010) in exchange for the retirement of $700,000 of 6% convertible promissory notes payable, $1,600,000 of 7% convertible promissory notes payable, and $400,000 of notes payable.

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

The maturities of long-term debt at March 31, 2011 are as follows:

Year Ending December 31,
2011	$-
2012	3,000,000
Total	$3,000,000

Note 9 – Due to Officer

Due to officer represents amounts due the Company’s chief executive officer and consists of the following;

	March 31, 2011	December 31
	(Unaudited)	2010
Unpaid consulting fees pursuant to the
Consulting Agreement	$487,500	$450,000
Unreimbursed travel and other expenses	304,192	295,192
Advance to subsidiary (Note 11)	28,196	35,783
Total	819,888	780,975
Current portion	(332,388)	(330,975)
Non-current portion	$487,500	$450,000

The Company has a consulting agreement with its chief executive officer that provides for annual compensation of $150,000 per annum, reimbursement of certain expenses and for a payment of two years' compensation thereunder in the event of a change in control of the Company. The term of the agreement, which originally was three years from September 01, 1997 to August 31, 2000, was renewed, on the same terms, in 2000 for an additional two years until August 30, 2002. In 2002, it was again renewed for an additional three years to August 2005 and, in August 2005, for an additional three years to August 2008 and in September 2008 for an additional three years to August 2011 on the same terms. On March 31, 2008, the chief executive officer exercised 90,000 (of the 100,000 granted to him on December 21, 2004) stock options at a price of $10.00 per share, or $900,000 total, in exchange for a $900,000 reduction of unpaid consulting fees due to officer. The chief executive officer has advised the Company that he will not seek cash payment of the unpaid consulting fees until after March 31, 2012.

Note 10 - Segment and Geographic Information

    Information about the Company's assets and its operations in different geographic locations is shown below pursuant to the provisions of ASC 280, “Segment Reporting”.

	Three Months Ended March 31, 2011 (Unaudited)	Three Months Ended March 31, 2010 (Unaudited)
Net Sales:
France	$32,800	$37,000
Other European countries	23,800	37,300
Other	5,900	8,200
Total net sales	$62,500	$82,500

Total Assets:	March 31, 2011 (Unaudited)	December 31, 2010
North America	$844,013	$861,384
France	772,124	636,532
Total	$1,616,137	$1,497,916

For the three months ended March 31, 2011 and 2010, one customer accounted for approximately 35% and 39% of net sales, respectively.

Note 11 – Related Party Transaction

During March 2010, the Company’s chief executive officer advanced a total of €35,000 or approximately $47,642 to a Company subsidiary. At March 31, 2011, the outstanding balance is €20,000 or approximately $28,196, which is included in current portion due to officer in the accompanying condensed consolidated balance sheet at March 31, 2011.

Note 12 – Commitments and Contingencies

Leases

In July 2009, the Company entered into a rental agreement for its new office, which is located in La Garenne Colombes (near Paris, France). The operating lease expires on June 30, 2012 with an option to renew with the same terms and conditions for two additional periods of three years. Under the initial lease, the annual rent was $27,169 (€20,500 Euros) excluding VAT. On April 1, 2010 this lease was amended for an annual rent of $24,100 (€18,232 Euros) excluding VAT. Rent expense associated with this lease excluding VAT for the three months ended March 31, 2011 and 2010 was approximately $6,297 and $7,007, respectively. This agreement is transferable and can be cancelled with six months notice before each of the renewal dates. At March 31, 2011, future minimum rentals under this operating lease are as follows;

Year Ending December 31:
2011	$19,278
2012	12,852
Total	$32,130

Note 12 – Commitments and Contingencies – continued

Legal Proceedings

From time to time, the Company is party to legal proceedings that arise in the normal course of business. We accrue for these items as losses become probable and can be reasonably estimated. While the results of these legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s future consolidated results of operations or financial position.

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

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and in conjunction with our discussion and analysis in our audited annual report on Form 10-K for the year ended December 31, 2010 which we filed on March 31, 2011.

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

Patent costs. Patent costs consist of legal fees paid to various patent attorneys related to successful world-wide patent applications. The patent costs are amortized using the straight-line method over the shorter of the life of the patent or the estimated useful life of the technology, which ranges from 10 to 20 years. Amortization is computed using the straight-line method over the estimated period of benefit. The valuation of the patents are based upon estimates as to the current value of each patent and the period of benefit and such estimates are subject to fluctuations. The value of a particular patent could fluctuate based upon factors, such as competing technology or the creation of new applications, which are not accounted for in making, but could affect, the estimates used.

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

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010.

As discussed below, our operations are conducted outside the United States of America. The functional currency of our French subsidiary is the Euro and not the US Dollar.  However, our financial statements, as well as the following discussion regarding our results of operations are expressed in U.S. dollars. Accordingly, part of the variance in revenues and expenses discussed below is due to the fluctuating exchange rates in addition to the other factors discussed.

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $62,500 for the three months ended March 31, 2011, a decrease of approximately $20,000, or 24% from approximately $82,500 for the three months ended March 31, 2010, This decrease is attributable to a decrease in sales of products in general, offset partially by a 1% increase in the Euro average exchange rate.

Cost of sales was approximately $22,800 for the three months ended March 31, 2011, a decrease of approximately $10,500, or 32% from approximately $33,300 for the three months ended March 31, 2010. The gross profit percentage for the three months ended March 31, 2011 and 2010 was approximately 64% or $39,700 and 60% or $49,100, respectively. The increase in our gross profit percentage during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to the sale of higher margin products in 2011.

Consulting and professional fees were approximately $73,800 for the three months ended March 31, 2011, an increase of approximately $5,000, or 7% from approximately $68,800 for the three months ended March 31, 2010. This increase is principally due to an increase in various consulting and professional fees.

Administrative expenses were approximately $79,100 for the three months ended March 31, 2011, an increase of approximately $3,700 or 5%, from approximately $75,400 for the three months ended March 31, 2010. This increase is principally due to an increase in various administrative expenses.

Total other income (expense) was an expense of approximately $(64,000) for the three months ended March 31, 2011, a decrease of approximately $1,800, or 3% from an expense of approximately $(65,800) for the three months ended March 31, 2010. This decrease resulted primarily from the approximately $7,200 decrease in other expenses in 2011.

As a result of the above, our net loss for the three months ended March 31, 2011 totalled approximately $200,600 or $.02 per share compared to a net loss of approximately $183,700 or $.02 per share for the three months ended March 31, 2010.  These losses per share were based on weighted average common shares outstanding of 11,443,787 for both the three months ended March 31, 2011 and 2010, respectively.

Financial Condition, Liquidity and Capital Resources

As shown in the accompanying condensed consolidated financial statements, we had net losses of approximately $200,600 and $183,700 for the three months ended March 31, 2011 and 2010, respectively. Management believes that it is likely that we will continue to incur net losses through the end of 2011.  We had a working capital deficiency of approximately $2,299,300 and $1,748,200 at March 31, 2011 and 2010 respectively. We also had a stockholders' deficiency of approximately $4,944,600 and $4,234,400 at March 31, 2011 and 2010 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2010, 2009, 2008 and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. During 2010, and pursuant to a written confirmation, an “accredited investor” provided the Company with $200,000 (See Note 7). In addition to these funds, the Company also received the total of $108,900 from other “accredited investors” (See Note 7). The Company also received $164,500 of additional funds from “accredited investors” during the first quarter of 2011 (See Note 7).

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

The Company’s foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company’s overall exposure for foreign currency at March  31, 2011, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company’s balance sheet, net sales, net income or cash flows over a one-year period.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes to the risk factors disclosed under Item 1A to Part I of our Form 10-K for the year ended December 31, 2010 which we filed on March 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2011, the Company received additional short-term loans totaling $164,500 from “accredited investors”, increasing the outstanding amount of short-term loans from $617,000 to $781,500. These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the Company’s board of directors approves the issuance of additional notes. The short-term notes payable bear interest at 7%, are unsecured and classified by the company as on demand.  However, at the time of funding, the Company informed the investors that the advance would be converted into new long terms 7% Non-Convertible notes on terms and conditions to be determined. The board of directors is working out the terms for the new long term notes (See Note 7 to the Condensed Consolidated Financial Statements)

We believe that the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder. The recipient of securities in these transactions represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in these transactions. The recipient either received adequate information about us or had adequate access, through its relationships with us, to such information.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

a)	31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K:
         During the first quarter of 2011, we filed no current reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 12, 2011
BIOCORAL, INC.

/s/Nasser Nassiri
Nasser Nassiri, Chairman, CEO
and Principal Accounting Officer