Form 10-Q
period 2011-06-30
BIOCORAL INC
filed 2011-08-09
CIK 919605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of August 1, 2011 was 11,443,787.

BIOCORAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOCORAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2011	2010
	Unaudited
Current Assets:
Cash	$8,328	$48,511
Accounts receivable, net of allowance for doubtful accounts
of $18,011 and $16,588, respectively	70,203	52,527
Inventories	527,671	510,354
Prepaid expenses and other current assets	32,876	39,991

Total Current Assets	639,078	651,383

Property and equipment, net	13,048	12,212
Patent costs, net of accumulated amortization	811,606	825,709
Other assets	9,626	8,612

Total Assets	$1,473,358	$1,497,916

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$756,739	$728,636
Short-term notes payable	823,300	617,000
Current portion due to officer	320,717	330,975
Accrued interest payable	1,231,121	1,100,435

Total Current Liabilities	3,131,877	2,777,046

Due to officer, net of current portion	525,000	450,000
Long-term notes payable	3,000,000	3,000,000
Deferred employee benefits	6,044	5,566

Total Liabilities	6,662,921	6,232,612

Commitments and contingencies

Stockholders' Deficit:
Preferred stock; par value $.001 per share; 1,000,000 shares
authorized; none issued	-	-
Common Stock; par value $.001 per share; 100,000,000 shares authorized;
11,443,787 shares issued and outstanding at June 30, 2011 and December 31, 2010	11,444	11,444
Additional paid-in capital	18,800,000	18,800,000
Accumulated other comprehensive loss	(114,973)	(122,231)
Accumulated deficit	(23,886,034)	(23,423,909)

Total Stockholders' Deficit	(5,189,563)	(4,734,696)

Total Liabilities and Stockholders' Deficit	$1,473,358	$1,497,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOCORAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Net sales	$159,935	$147,845	$97,439	$65,391
Cost of sales	131,472	49,945	108,656	16,613

Gross Profit	28,463	97,900	(11,217)	48,778

Operating Expenses:
Consulting and professional fees	122,822	115,625	49,070	46,789
Depreciation and amortization	47,343	46,082	23,863	23,327
Administrative expenses	189,556	135,057	110,462	59,668

Total Operating Expenses	359,721	296,764	183,395	129,784

Loss From Operations	(331,258)	(198,864)	(194,612)	(81,006)

Other Income (Expense):
Interest, net	(130,686)	(118,909)	(66,750)	(60,312)
Other	(181)	(9,590)	(156)	(2,391)

Total Other Income (Expense)	(130,867)	(128,499)	(66,906)	(62,703)

Loss before provision for income taxes	(462,125)	(327,363)	(261,518)	(143,709)

Provision for Income Taxes	-	-	-	-

Net Loss	(462,125)	(327,363)	(261,518)	(143,709)

Other Comprehensive Income (Loss):
Foreign translation adjustment	7,258	(3,431)	14,898	9,434

Comprehensive Loss	$(454,867)	$(330,794)	$(246,620)	$(134,275)

Basic and diluted net loss per common share:	$(0.04)	$(0.03)	$(0.02)	$(0.01)

Basic and diluted weighted average number
of common shares outstanding	11,443,787	11,443,787	11,443,787	11,443,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOCORAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

				Accumulated
				Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Loss	Deficit	Deficit
Balance, January 1, 2009	11,443,787	$11,444	$18,800,000	$(92,864)	$(22,268,045)	$(3,549,465)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	(38,788)	-	(38,788)

Net loss	-	-	-	-	(452,592)	(452,592)

Balance, December 31, 2009	11,443,787	11,444	18,800,000	(131,652)	(22,720,637)	(4,040,845)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	9,421	-	9,421

Net loss	-	-	-	-	(703,272)	(703,272)

Balance, December 31, 2010	11,443,787	11,444	18,800,000	(122,231)	(23,423,909)	(4,734,696)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	7,258	-	7,258

Net loss	-	-	-	-	(462,125)	(462,125)

Balance, June 30, 2011	11,443,787	$11,444	$18,800,000	$(114,973)	$(23,886,034)	$(5,189,563)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOCORAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net loss	$(462,125)	$(327,363)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	47,343	46,082
Change in operating assets and liabilities:
Accounts receivable	(17,676)	16,240
Inventories	(17,317)	8,977
Prepaid expenses and other current assets	7,115	4,201
Other assets	(1,014)	1,094
Accounts payable	28,103	(90,543)
Short-term bank borrowings	-	(11,016)
Current portion due to officer	(39,038)	60,949
Accrued interest payable	130,686	118,909
Due to officer, net of current portion	75,000	75,000
Deferred employee benefits	478	(897)

Net cash provided by (used in) operating activities	(248,445)	(98,367)

Cash flows from investing activities:
Building improvements	(1,615)	-
Patent costs incured	(32,461)	(47,191)

Net cash provided by (used in) investing activities	(34,076)	(47,191)

Cash flows from financing activities:
Proceeds from short-term notes payable	206,300	164,450
Advance from officer	48,226	-
Repayment of advance from officer	(19,446)	-

Net cash provided by (used in) financing activities	235,080	164,450

Effects of changes in exchange rates on cash	7,258	(3,431)

Increase (decrease) in cash	(40,183)	15,461

Cash, beginning of period	48,511	45,018

Cash, end of period	$8,328	$60,479

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BIOCORAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

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

Note 2 – Liquidity

The Company had net losses of approximately $462,100 and $327,400 for the six months ended June 30, 2011 and 2010, respectively. The Company had a working capital deficiency of approximately $2,492,800 and $2,125,700 at June 30, 2011 and December 31, 2010, respectively. The Company also had a stockholders' deficiency of approximately $5,189,600 and $4,734,700 at June 30, 2011 and December 31, 2010, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2010, 2009 and 2008 and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. During 2010, and pursuant to a written confirmation, an “accredited investor” provided the Company with $200,000 (See Note 7). In addition to these funds, the Company also received $108,900 from other “accredited investors” (See Note 7). The Company also received $164,500 and $41,800 of additional funds from “accredited investors” during the first and second quarter of 2011, respectively (See Note 7). The condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

(A) Basis of Presentation

The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include all of the accounts of Biocoral, Inc. and its wholly-owned subsidiaries as of June 30, 2011 and December 31, 2010 and for the six months ended June 30, 2011 and 2010. All material intercompany balances and transactions have been eliminated in consolidation.

Note 3 - Summary of Significant Accounting Policies - continued

(C) Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, read the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the operating results that may be expected for the full year.

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

(G) Per Share Data

Basic and diluted net loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding as defined by ASC 260, “Earnings Per Share”. For the six months ended June 30, 2011 and 2010, there were no potentially dilutive securities outstanding.

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

Note 4 – Inventories

Inventories consist of:

	June 30, 2011	December 31
	(Unaudited)	2010
Raw materials (net of impairment allowance of $25,523 and $24,575, respectively)	$57,965	$52,882
Work in process (net of impairment allowance of $21,632 and $10,337, respectively)	121,010	57,101
Finished goods (net of impairment allowance of $41,095 and $44,690, respectively)	348,696	400,371
Total	$527,671	$510,354

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

Note 5 - Property and Equipment

Property and equipment consists of:

	June 30, 2011	December 31
	(Unaudited)	2010
Land	$12,160	$12,160
Buildings and improvements	110,597	108,982
Equipment and furnishings	229,366	229,366
Total	352,123	350,508
Less: Accumulated depreciation and amortization	(339,075)	(338,296)
Net	$13,048	$12,212

Depreciation and amortization of property and equipment expense was $779 and $2,452 for the six months ended June 30, 2011 and 2010, respectively.

Note 6 – Patent Costs, Net

Patent costs, net, consist of:

	June 30, 2011	December 31
	(Unaudited)	2010
Patent costs	$1,237,153	$1,204,692
Less: Accumulated amortization	(425,547)	(378,983)
Patent costs, net	$811,606	$825,709

Amortization of patent costs expense was $46,564 and $43,630 for the six months ended June 30, 2011 and 2010, respectively.

Expected amortization of patent costs expense for the succeeding years ending June 30, 2012, 2013, 2014, 2015 and 2016 is approximately $94,000 for each of these years.

Note 7 – Short-Term Notes Payable

The Company received short-term loans totaling $179,600 and $128,500 in 2009 and 2008, respectively, from “accredited investors”.

In 2010, the Company received additional short-term loans totaling $308,900 from “accredited investors”, increasing the outstanding amount of short-term loans from $308,100 to $617,000.

During the first and second quarter of 2011, the Company received additional short-term loans totaling $164,500 and $41,800 from “accredited investors”, increasing the outstanding amount of short-term loans from $781,500 to $823,300, respectively.  These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the Company’s board of directors approves the issuance of additional notes.

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

In December 2006, the Company issued $2,700,000 (of the $3,000,000 total long-term non-convertible notes outstanding at June 30, 2011 and December 31, 2010) in exchange for the retirement of $700,000 of 6% convertible promissory notes payable, $1,600,000 of 7% convertible promissory notes payable, and $400,000 of notes payable.

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

The maturities of long-term debt at June 30, 2011 are as follows:

Year Ending December 31,
2011	$-
2012	3,000,000
Total	$3,000,000

Note 9 – Due to Officer

Due to officer represents amounts due the Company’s chief executive officer and consists of the following;

	June 30, 2011	December 31
	(Unaudited)	2010
Unpaid consulting fees pursuant to the
Consulting Agreement	$525,000	$450,000
Unreimbursed travel and other expenses	291,937	295,192
Advance to subsidiary (Note 11)	28,780	35,783
Total	845,717	780,975
Current portion	(320,717)	(330,975)
Non-current portion	$525,000	$450,000

The Company has a consulting agreement with its chief executive officer that provides for annual compensation of $150,000 per annum, reimbursement of certain expenses and for a payment of two years' compensation thereunder in the event of a change in control of the Company. The term of the agreement, which originally was three years from September 01, 1997 to August 31, 2000, was renewed, on the same terms, in 2000 for an additional two years until August 30, 2002. In 2002, it was again renewed for an additional three years to August 2005 and, in August 2005, for an additional three years to August 2008 and in September 2008 for an additional three years to August 2011 on the same terms. On March 31, 2008, the chief executive officer exercised 90,000 (of the 100,000 granted to him on December 21, 2004) stock options at a price of $10.00 per share, or $900,000 total, in exchange for a $900,000 reduction of unpaid consulting fees due to officer. The chief executive officer has advised the Company that he will not seek cash payment of the unpaid consulting fees until after June 30, 2012.

Note 10 - Segment and Geographic Information

Information about the Company's assets and its operations in different geographic locations is shown below pursuant to the provisions of ASC 280, “Segment Reporting”.

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
Net Sales:
France	$88,500	$75,900
Other European countries	60,500	60,100
Other	10,900	11,800
Total net sales	$159,900	$147,800

Total Assets:	June 30, 2011	December 31,
	(Unaudited)	2010
North America	$828,316	$861,384
France	645,042	636,532
Total	$1,473,358	$1,497,916

For the six months ended June 30, 2011 and 2010, one customer accounted for approximately 33% and 34% of net sales, respectively.

Note 11 – Related Party Transaction

During March 2010, the Company’s chief executive officer advanced a total of €35,000 or approximately $47,642 to a Company subsidiary. At June 30, 2011, the outstanding balance is €20,000 or approximately $28,780, which is included in current portion due to officer in the accompanying condensed consolidated balance sheet at June 30, 2011.

Note 12 – Commitments and Contingencies

Leases

In July 2009, the Company entered into a rental agreement for its new office, which is located in La Garenne Colombes (near Paris, France). The operating lease expires on June 30, 2012 with an option to renew with the same terms and conditions for two additional periods of three years. Under the initial lease, the annual rent was $29,500 (€20,500 Euros) excluding VAT. On April 1, 2010 this lease was amended for an annual rent of $26,236 (€18,232 Euros) excluding VAT. Rent expense associated with this lease excluding VAT for the six months ended June 30, 2011 and 2010 was approximately $18,106 and $14,980, respectively. This agreement is transferable and can be cancelled with six months notice before each of the renewal dates. At June 30, 2011, future minimum rentals under this operating lease are as follows;

Year Ending December 31:
2011	$13,118
2012	13,118
Total	$26,236

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

In this quarterly report, we include some forward-looking statements that involve substantial risks and uncertainties and other factors that may cause our operational and financial activity and results to differ from those expressed or implied by these forward-looking statements. In many cases, you can identify these statements by forward-looking words such as "may," "expect," "anticipate," "believe," "estimate," "plan," "intend," and "continue," or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other "forward-looking" information.

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

Summary of Significant Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable, property and equipment, stock based compensation and contingencies. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The assumptions and bases for estimates used in preparing our unaudited condensed consolidated financial statements are set forth as significant accounting policies in Note 3 of the notes to the unaudited condensed consolidated financial statements included in this quarterly report and are summarized below:

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

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010.

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

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $159,900 for the Six months ended June 30, 2011, an increase of approximately $12,100, or 8% from approximately $147,800 for the Six months ended June 30, 2010. This increase is attributable to a increase in sales of products in general and is partially due to the fluctuating exchange rates between Euro and US Dollar.

Cost of sales was approximately $131,500 for the Six months ended June 30, 2011, an increase of approximately $81,600, or 163%, from approximately $49,900 for the Six months ended June 30, 2010. The gross profit percentage for the Six months ended, 2011, and 2010 was approximately $28,500 or 18% and $97,900 or 66%, respectively. The decrease in our gross margin during the Six months ended June 30, 2011, compared to the Six months ended June 30, 2010 was primarily due to lower absorption of manufacturing overhead and inventory adjustments in 2011.

Consulting and professional fees were approximately $122,800 for the Six months ended June 30, 2011, an increase of approximately $7,200, or 6% from approximately $115,600 for the Six months ended June 30, 2010. This increase is principally due to an increase in consulting and professional fees in connection with our patent maintenance.

Administrative expenses were approximately $189,600 for the Six months ended June 30, 2011, an increase of approximately $54,500 or 40%, from approximately $135,100 for the Six months ended June 30, 2010. This increase is principally due to an increase in salaries.

Total other income (expense) was an expense of approximately $(130,900) for the Six months ended June 30, 2011, an increase of approximately $2,400, or 2% from an expense of approximately $(128,500) for the Six months ended June 30, 2010. This increase resulted from an increase in interest expense due to new borrowings.

As a result of the above, our net loss for the Six months ended June 30, 2011 totalled approximately $462,100 or $.04 per share compared to a net loss of approximately $327,400 or $.03 per share for the Six months ended June 30, 2010.  These losses per share were based on weighted average common shares outstanding of 11,443,787 for both Six months ended June 30, 2011 and 2010.

Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010.

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $97,400 for the three months ended June 30, 2011, an increase of approximately $32,000 or 49%, from approximately $65,400 for the three months ended June 30, 2010. This increase is mainly attributable to an increase in sales of products in export during the second quarter 2011 and is partially due to the fluctuating exchange rates between the Euro and the US Dollar.

Cost of sales was approximately $108,700 for the three months ended June 30, 2011, an increase of approximately $92,100, or 555%, from approximately $16,600 for the three months ended June 30, 2010. The decrease in our gross margin during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to lower absorption of manufacturing overhead and inventory adjustments in 2011.

Consulting and professional fees were approximately $49,100 for the three months ended June 30, 2011, an increase of approximately $2,300 or 5%, from approximately $46,800 for the three months ended June 30, 2010. This increase is principally due to an increase in various professional fees.

Administrative expenses were approximately $110,500 for the three months ended June 30, 2011, an increase of approximately $50,800, or 85%, from approximately $59,700 for the three months ended June 30, 2010. This increase was primarily due to an increase in salaries and secondly due to the fluctuating exchange rates between Euro and US Dollar.

Total other income (expense) was a net expense of approximately $(66,900) for the three months ended June 30, 2011, an increase of approximately $4,200 or 7%, from an expense of approximately $(62,700) for the three months ended June 30, 2010. This increase is due to new borrowings.

As a result of the above, our net loss for the three months ended June 30, 2011 totalled approximately $261,500 or $.02 per share, compared to a net loss of approximately $143,700 or $.01 per share for the three months ended June 30, 2010. These losses per share were based on weighted average common shares outstanding of 11,443,787 for the three months ended June 30, 2011 and 2010.

Financial Condition, Liquidity and Capital Resources

As shown in the accompanying condensed consolidated financial statements, we had net losses of approximately $462,100 and $327,400 for the Six months ended June 30, 2011 and 2010, respectively. Management believes that it is likely that we will continue to incur net losses through the end of 2011.  We had a working capital deficiency of approximately $ 2,492,800 and $1,842,000 at June 30, 2011 and 2010 respectively. We also had a stockholders' deficiency of approximately $5,189,600 and $4,371,600 at June 30, 2011 and 2010 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2010, 2009, 2008, and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. During 2010, and pursuant to a written confirmation, an “accredited investor” provided the Company with $200,000 (See Note 7). In addition to these funds, the Company also received $108,900 from other “accredited investors” (See Note 7). The Company also received $164,500 and $41,800 of additional funds from “accredited investors” during the first and second quarter of 2011, respectively (See Note 7 to the Condensed Consolidated Financial Statements).

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

The Company’s foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company’s overall exposure for foreign currency at June  30, 2011, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company’s balance sheet, net sales, net income or cash flows over a one-year period.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first and second quarter of 2011, the Company received additional short-term loans totaling $206,300 from “accredited investors”, increasing the outstanding amount of short-term loans from $617,000 to $823,300. These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the Company’s board of directors approves the issuance of additional notes. The short-term notes payable bear interest at 7%, are unsecured and classified by the company as on demand.  However, at the time of funding, the Company informed the investors that the advance would be converted into new long terms 7% Non-Convertible notes on terms and conditions to be determined. The board of directors is working out the terms for the new long term notes (See Note 7 to the Condensed Consolidated Financial Statements)

We believe that the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder. The recipient of securities in these transactions represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in these transactions. The recipient either received adequate information about us or had adequate access, through its relationships with us, to such information.

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

BIOCORAL, INC.

Date: August 8, 2011	By:	/s/ Nasser Nassiri
Nasser Nassiri, Chairman, CEO and Principal Accounting Officer