Form 10-Q
period 2011-09-30
BIOCORAL INC
filed 2011-11-14
CIK 919605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2011

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes  ☐ No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐ Yes   ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of November 7, 2011 was 11,443,787.

BIOCORAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOCORAL, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets:
Cash	$79,322	$48,511
Accounts receivable, net of allowance for doubtful accounts
of $17,018 and $16,588, respectively	24,259	52,527
Inventories	582,878	510,354
Prepaid expenses and other current assets	41,727	39,991

Total Current Assets	728,186	651,383

Property and equipment, net	12,860	12,212
Patent costs, net of accumulated amortization	823,129	825,709
Other assets	9,196	8,612

Total Assets	$1,573,371	$1,497,916

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$788,414	$728,636
Short-term notes payable	968,000	617,000
Current portion due to officer	282,052	330,975
Accrued interest payable	1,299,805	1,100,435

Total Current Liabilities	3,338,271	2,777,046

Due to officer, net of current portion	562,500	450,000
Long-term notes payable	3,000,000	3,000,000
Deferred employee benefits	5,711	5,566

Total Liabilities	6,906,482	6,232,612

Commitments and contingencies

Stockholders' Deficit:
Preferred stock; par value $.001 per share; 1,000,000 shares
authorized; none issued	-	-
Common Stock; par value $.001 per share; 100,000,000 shares authorized;
11,443,787 shares issued and outstanding at September 30, 2011 and December 31, 2010	11,444	11,444
Additional paid-in capital	18,800,000	18,800,000
Accumulated other comprehensive loss	(129,159)	(122,231)
Accumulated deficit	(24,015,396)	(23,423,909)

Total Stockholders' Deficit	(5,333,111)	(4,734,696)

Total Liabilities and Stockholders' Deficit	$1,573,371	$1,497,916

BIOCORAL, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Net sales	$208,822	$212,079	$48,887	$64,234
Cost of sales	151,600	78,600	20,128	28,655

Gross Profit	57,222	133,479	28,759	35,579

Operating Expenses:
Consulting and professional fees	146,580	165,893	23,758	50,268
Depreciation and amortization	70,103	68,701	22,760	22,619
Administrative expenses	232,583	194,620	43,027	59,563

Total Operating Expenses	449,266	429,214	89,545	132,450

Loss From Operations	(392,044)	(295,735)	(60,786)	(96,871)

Other Income (Expense):
Interest, net	(199,370)	(180,277)	(68,684)	(61,368)
Other	(73)	(9,565)	108	25

Total Other Income (Expense)	(199,443)	(189,842)	(68,576)	(61,343)

Loss before provision for income taxes	(591,487)	(485,577)	(129,362)	(158,214)

Provision for Income Taxes	-	-	-	-

Net Loss	(591,487)	(485,577)	(129,362)	(158,214)

Other Comprehensive Income (Loss):
Foreign translation adjustment	(6,928)	2,579	(14,186)	6,010

Comprehensive Loss	$(598,415)	$(482,998)	$(143,548)	$(152,204)

Basic and diluted net loss per common share:	$(0.05)	$(0.04)	$(0.01)	$(0.01)

Basic and diluted weighted average number
of common shares outstanding	11,443,787	11,443,787	11,443,787	11,443,787

BIOCORAL, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

				Accumulated
				Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Loss	Deficit	Deficit
Balance, January 1, 2009	11,443,787	$11,444	$18,800,000	$(92,864)	$(22,268,045)	$(3,549,465)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	(38,788)	-	(38,788)

Net loss	-	-	-	-	(452,592)	(452,592)

Balance, December 31, 2009	11,443,787	11,444	18,800,000	(131,652)	(22,720,637)	(4,040,845)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	9,421	-	9,421

Net loss	-	-	-	-	(703,272)	(703,272)

Balance, December 31, 2010	11,443,787	11,444	18,800,000	(122,231)	(23,423,909)	(4,734,696)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	(6,928)	-	(6,928)

Net loss	-	-	-	-	(591,487)	(591,487)

Balance, September 30, 2011	11,443,787	$11,444	$18,800,000	$(129,159)	$(24,015,396)	$(5,333,111)

BIOCORAL, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net loss	$(591,487)	$(485,577)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	70,103	68,701
Change in operating assets and liabilities:
Accounts receivable	28,268	(118)
Inventories	(72,524)	(44,694)
Prepaid expenses and other current assets	(1,736)	5,785
Other assets	(584)	407
Accounts payable	59,778	(88,593)
Short-term bank borrowings	-	5,409
Current portion due to officer	(50,283)	74,642
Accrued interest payable	199,370	180,277
Due to officer, net of current portion	112,500	112,500
Deferred employee benefits	145	(334)

Net cash used in operating activities	(246,450)	(171,595)

Cash flows from investing activities:
Building improvements	(1,615)	-
Patent costs incurred	(66,556)	(72,307)

Net cash used in investing activities	(68,171)	(72,307)

Cash flows from financing activities:
Proceeds from short-term notes payable	351,000	224,400
Advance from officer	48,226	-
Repayment of advance from officer	(46,866)	-

Net cash provided by financing activities	352,360	224,400

Effects of changes in exchange rates on cash	(6,928)	2,579

Increase (decrease) in cash	30,811	(16,923)

Cash, beginning of period	48,511	45,018

Cash, end of period	$79,322	$28,095

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

BIOCORAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED)

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

Note 2 – Liquidity

The Company had net losses of approximately $591,500 and $485,600 for the nine months ended September 30, 2011 and 2010, respectively. The Company had a working capital deficiency of approximately $2,610,100 and $2,125,700 at September 30, 2011 and December 31, 2010, respectively. The Company also had a stockholders' deficiency of approximately $5,333,100 and $4,734,700 at September 30, 2011 and December 31, 2010, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2010, 2009 and 2008 and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. During 2010, and pursuant to a written confirmation, an “accredited investor” provided the Company with $200,000 (See Note 7). In addition to these funds, the Company also received $108,900 from other “accredited investors” (See Note 7). The Company also received $164,500, $41,800 and $144,700 of additional funds from “accredited investors” during the first, second and third quarter of 2011, respectively (See Note 7). The condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

(A) Basis of Presentation

The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include all of the accounts of Biocoral, Inc. and its wholly-owned subsidiaries as of September 30, 2011 and December 31, 2010 and for the nine months ended September 30, 2011 and 2010. All material intercompany balances and transactions have been eliminated in consolidation.

BIOCORAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies - continued

(C) Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, read the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the operating results that may be expected for the full year.

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

(G) Per Share Data

Basic and diluted net loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding as defined by ASC 260, “Earnings Per Share”. For the nine months ended September 30, 2011 and 2010, there were no potentially dilutive securities outstanding.

BIOCORAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies - continued

(H) Recent Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, which codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R) issued in September 2009. ASU 2009-17 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASU 2009-17 did not have a material effect on the Company’s condensed consolidated financial statements.

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

Note 4 – Inventories

Inventories consist of:

	September 30, 2011	December 31, 2010
	(Unaudited)
Raw materials (net of impairment allowance of $25,067 and $24,575, respectively)	$55,220	$52,882
Work in process (net of impairment allowance of $20,029 and $10,337, respectively)	112,015	57,101
Finished goods (net of impairment allowance of $39,191 and $44,690, respectively)	415,643	400,371
Total	$582,878	$510,354

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

BIOCORAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED)

Note 5 - Property and Equipment

Property and equipment consists of:

	September 30, 2011	December 31, 2010
	(Unaudited)
Land	$12,160	$12,160
Buildings and improvements	110,597	108,982
Equipment and furnishings	229,366	229,366
Total	352,123	350,508
Less: Accumulated depreciation and amortization	(339,263)	(338,296)
Net	$12,860	$12,212

Depreciation and amortization of property and equipment expense was $967 and $3,349 for the nine months ended September 30, 2011 and 2010, respectively.

Note 6 – Patent Costs, Net

Patent costs, net, consist of:

	September 30, 2011	December 31, 2010
	(Unaudited)
Patent costs	$1,271,248	$1,204,692
Less: Accumulated amortization	(448,119)	(378,983)
Patent costs, net	$823,129	$825,709

Amortization of patent costs expense was $69,136 and $65,352 for the nine months ended September 30, 2011 and 2010, respectively.

Expected amortization of patent costs expense for the succeeding years ending September 30, 2012, 2013, 2014, 2015 and 2016 is approximately $94,000 for each of these years.

Note 7 – Short-Term Notes Payable

The Company received short-term loans totaling $179,600 and $128,500 in 2009 and 2008, respectively, from “accredited investors”.

In 2010, the Company received additional short-term loans totaling $308,900 from “accredited investors”, increasing the outstanding amount of short-term loans from $308,100 to $617,000.

During the first, second and third quarter of 2011, the Company received additional short-term loans totaling $164,500, $41,800 and $144,700, respectively, from “accredited investors”, increasing the outstanding amount of short-term loans from $617,000 at December 31,2010 to $968,000 as of September 30, 2011.  These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the Company’s board of directors approves the issuance of additional notes.

The short-term notes payable bear interest at 7%, are unsecured and classified by the company as on demand.  However, at the time of funding, the Company informed the investors that the advances would be converted into new long term 7% non-convertible notes on terms and conditions to be determined.

BIOCORAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED)

Note 8 - Long-Term Notes Payable

The long-term notes payable are due to “accredited investors”, bear interest at 7% per annum, are unsecured, and are due in full on December 31, 2012.

In December 2006, the Company issued $2,700,000 (of the $3,000,000 total long-term non-convertible notes outstanding at September 30, 2011 and December 31, 2010) in exchange for the retirement of $700,000 of 6% convertible promissory notes payable, $1,600,000 of 7% convertible promissory notes payable, and $400,000 of notes payable.

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

During 2008, the company issued additional 7% non-convertible promissory notes payable in the aggregate principal amount of $100,000 to “accredited investors” through a private placement intended to be exempt from registrant pursuant to the provision of Regulation D of the Securities Act of 1933 increasing the outstanding amount of new 7% non-convertible promissory notes payable from $2,900,000 to $3,000,000.

At the request of the Company, on February 20, 2009, the holders of the 7% non-convertible notes payable agreed to extend the due date of the notes from December 31, 2009 to December 31, 2012.

The maturities of long-term debt at September 30, 2011 are as follows:

Year Ending December 31,
2011	$-
2012	3,000,000
Total	$3,000,000

Note 9 – Due to Officer

Due to officer represents amounts due the Company’s chief executive officer and consists of the following;

	September 30, 2011	December 31, 2011
	(Unaudited)
Unpaid consulting fees pursuant to the
Consulting Agreement	$562,500	$450,000
Unreimbursed travel and other expenses	280,692	295,192
Advance to subsidiary (Note 11)	1,360	35,783
Total	844,552	780,975
Current portion	(282,052)	(330,975)
Non-current portion	$562,500	$450,000

The Company has a consulting agreement with its chief executive officer that provides for annual compensation of $150,000 per annum, reimbursement of certain expenses and for a payment of two years' compensation thereunder in the event of a change in control of the Company. The term of the agreement, which originally was three years from September 01, 1997 to August 31, 2000, was renewed, on the same terms, in 2000 for an additional two years until August 30, 2002. In 2002, it was again renewed for an additional three years to August 2005 and, in August 2005, for an additional three years to August 2008 and in September 2008 for an additional three years to August 2011 on the same terms. On March 31, 2008, the chief executive officer exercised 90,000 (of the 100,000 granted to him on December 21, 2004) stock options at a price of $10.00 per share, or $900,000 total, in exchange for a $900,000 reduction of unpaid consulting fees due to officer. The chief executive officer has advised the Company that he will not seek cash payment of the unpaid consulting fees until after September 30, 2012.

BIOCORAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED)

Note 10 - Segment and Geographic Information

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)
Net Sales:
France	$128,800	$111,000
Other European countries	68,000	83,050
Other	12,000	18,050
Total net sales	$208,800	$212,100
Total Assets:	September 30, 2011	December 31, 2010
	(Unaudited)
North America	$850,685	$861,384
France	722,686	636,532
Total	$1,573,371	$1,497,916

Information about the Company's assets and its operations in different geographic locations is shown below pursuant to the provisions of ASC 280, “Segment Reporting”.

For the nine months ended September 30, 2011 and 2010, one customer accounted for approximately 28% and 33% of net sales, respectively.

Note 11 – Related Party Transaction

During March 2010, the Company’s chief executive officer advanced a total of €35,000 or approximately $47,642 to a Company subsidiary. At September 30, 2011, the outstanding balance is €1,000 or approximately $1,360, which is included in current portion due to officer in the accompanying condensed consolidated balance sheet at September 30, 2011.

Note 12 – Commitments and Contingencies

Leases

Year Ending December 31:
2011	$6,198
2012	12,395
Total	$18,593

In July 2009, the Company entered into a rental agreement for its new office, which is located in La Garenne Colombes (near Paris, France). The operating lease expires on June 30, 2012 with an option to renew with the same terms and conditions for two additional periods of three years. Under the initial lease, the annual rent was $27,874 (€20,500 Euros) excluding VAT. On April 1, 2010 this lease was amended for an annual rent of $24,790 (€18,232 Euros) excluding VAT. Rent expense associated with this lease excluding VAT for the nine months ended September 30, 2011 and 2010 was approximately $31,700 and $18,500, respectively. This agreement is transferable and can be cancelled with six months notice before each of the renewal dates. At September 30, 2011, future minimum rentals under this operating lease are as follows;

BIOCORAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED)

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

Results of Operations for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010.

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

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $208,800 for the Nine months ended September 30, 2011, a decrease of approximately $3,300, or 1.5% from approximately $212,100 for the Nine months ended September 30, 2010. This decrease is attributable to a decrease in sales of products in general.

Cost of sales was approximately $151,600 for the Nine months ended September 30, 2011, an increase of approximately $73,000, or 93%, from approximately $78,600 for the Nine months ended September 30, 2010. The gross profit percentage for the Nine months ended, 2011, and 2010 was approximately $57,200 or 27% and $133,500 or 63%, respectively. The decrease in our gross margin during the Nine months ended September 30, 2011, compared to the Nine months ended September 30, 2010 was primarily due to lower absorption of manufacturing overhead and inventory adjustments in 2011.

Consulting and professional fees were approximately $146,600 for the Nine months ended September 30, 2011, a decrease of approximately $19,300, or 12% from approximately $165,900 for the Nine months ended September 30, 2010. This decrease is principally due to a decrease in consulting and professional fees in connection with our patent maintenance.

Administrative expenses were approximately $232,600 for the Nine months ended September 30, 2011, an increase of approximately $38,000 or 20%, from approximately $194,600 for the Nine months ended September 30, 2010. This increase is principally due to an increase in salaries.

Total other income (expense) was an expense of approximately $(199,400) for the Nine months ended September 30, 2011, an increase of approximately $9,600, or 5% from an expense of approximately $(189,800) for the Nine months ended September 30, 2010. This increase resulted from an increase in interest expense due to new borrowings.

As a result of the above, our net loss for the Nine months ended September 30, 2011 totalled approximately $591,500 or $.05 per share compared to a net loss of approximately $485,600 or $.04 per share for the Nine months ended September 30, 2010.  These losses per share were based on weighted average common shares outstanding of 11,443,787 for both Nine months ended September 30, 2011 and 2010.

Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010.

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $48,900 for the three months ended September 30, 2011, a decrease of approximately $15,300 or 24%, from approximately $64,200 for the three months ended September 30, 2010. This decrease is mainly attributable to a decrease in sales of products in export during the third quarter 2011.

Cost of sales was approximately $20,100 for the three months ended September 30, 2011, a decrease of approximately $8,600, or 30%, from approximately $28,700 for the three months ended September 30, 2010. The decrease in our gross margin during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to lower absorption of manufacturing overhead and inventory adjustments in 2011.

Consulting and professional fees were approximately $23,800 for the three months ended September 30, 2011, a decrease of approximately $26,500 or 53%, from approximately $50,300 for the three months ended September 30, 2010. This decrease is principally due to a decrease in consulting and professional fees in connection with our patent maintenance.

Administrative expenses were approximately $43,000 for the three months ended September 30, 2011, a decrease of approximately $16,600, or 28%, from approximately $59,600 for the three months ended September 30, 2010. This decrease was primarily due to a decrease in various operating expenses.

Total other income (expense) was a net expense of approximately $(68,600) for the three months ended September 30, 2011, an increase of approximately $7,300 or 12%, from an expense of approximately $(61,300) for the three months ended September 30, 2010. This increase is due to new borrowings.

As a result of the above, our net loss for the three months ended September 30, 2011 totalled approximately $129,400 or $.01 per share, compared to a net loss of approximately $158,200 or $.01 per share for the three months ended September 30, 2010. These losses per share were based on weighted average common shares outstanding of 11,443,787 for the three months ended September 30, 2011 and 2010.

Financial Condition, Liquidity and Capital Resources

As shown in the accompanying condensed consolidated financial statements, we had net losses of approximately $591,500 and $485,600 for the Nine months ended September 30, 2011 and 2010, respectively. Management believes that it is likely that we will continue to incur net losses through the end of 2011.  We had a working capital deficiency of approximately $ 2,610,100 and $1,959,300 at September 30, 2011 and 2010 respectively. We also had a stockholders' deficiency of approximately $5,333,100 and $4,523,800 at September 30, 2011 and 2010, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2010, 2009, 2008, and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. During 2010, and pursuant to a written confirmation, an “accredited investor” provided the Company with $200,000 (See Note 7). In addition to these funds, the Company also received $108,900 from other “accredited investors” (See Note 7). The Company also received $164,500, $41,800 and $144,700 of additional funds from “accredited investors” during the first, second and third quarter of 2011, respectively (See Note 7 to the Condensed Consolidated Financial Statements).

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

The Company’s foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company’s overall exposure for foreign currency at September  30, 2011, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company’s balance sheet, net sales, net income or cash flows over a one-year period.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2011, the Company received additional short-term loans totaling $144,700 from “accredited investors”, increasing the outstanding amount of short-term loans from $823,300 to $968,000, respectively. These short-term loans are expected to be converted into new 7% Non-Convertible Promissory Notes when the Company’s board of directors approves the issuance of additional notes. The short-term notes payable bear interest at 7%, are unsecured and classified by the company as on demand.  However, at the time of funding, the Company informed the investors that the advance would be converted into new long terms 7% Non-Convertible notes on terms and conditions to be determined. The board of directors is working out the terms for the new long term notes (See Note 7 to the Condensed Consolidated Financial Statements)

We believe that the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder. The recipient of securities in these transactions represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in these transactions. The recipient either received adequate information about us or had adequate access, through its relationships with us, to such information.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) 31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(b) Reports on Form 8-K:
      During the third quarter of 2011, we filed no current reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BIOCORAL, INC.

Date: November 10, 2011	By:	/s/ Nasser Nassiri
Nasser Nassiri, Chairman, CEO
and Principal Accounting Officer