Form 10-K
period 2011-12-31
BIOCORAL INC
filed 2012-05-07
CIK 919605

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Year Ended December 31, 2011

Commission File No. 0-23512

Biocoral, Inc.
(Exact name of issuer as specified in its charter)

Delaware	33-0601504
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12-14 rue Raymond Ridel, 92250 La Garenne Colombes France	011-331-4757-9843	N/A
(Address of Issuer's principal executive offices)	(Issuer's telephone number, including area code)	(Zip Code)

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

The issuer's revenues for the year ended December 31, 2011 were $286,548.

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates as of June 30, 2011 was approximately $137,325,444.

The number of outstanding shares of the registrant's common stock as of April 30, 2012 (including 50,000 shares committed to be issued effective December 31, 2011) was 11,493,787.

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

We own our factory which is located at Le Guernol, BP 26, 56920 Saint Gonnery (Morbion), in western France.

Biocoral®

Biocoral® our primary product, is a natural coral "carbonate calcium" derived, wholly mineral bone graft substitute and is used by surgeons and practitioners as bone substitute because of its biocompatibility, resorbability, osseo conduction and safety. Certain chemical, physical and structural characteristics of coral are very similar to that of human bone tissue. Biocoral® is derived from three particular species of coral naturally present in abundance. Biocoral® is primarily (more than 98%) comprised of calcium carbonate. Porous and resorbable, Biocoral® is prepared in microgranules as well as in engineered shapes according to specific indication. Due to its similarity to bone tissue, Biocoral® is compatible, resorbed by the body as new bone growth invades the Biocoral® and is replaced by neoformed invasion. It is highly porous with numerous interconnected channels which allow a total migration to the center of the implant free of contamination risk. Because Biocoral® is resorbed, it can be combined with antimicrobials, anticancer agents or other pharmaceuticals for slow release into bone tissue, resulting in an advantage over autologous bone grafts. Since 2000 we have worked with an accredited European university research group on purification of our raw material, coral, in order to produce a natural wholly mineral product. After a long-term collaboration we have finalized the development of a method for purification of our raw material coral which will allow us to offer Biocoral® as a natural wholly mineral bone substitute.  We have filed the various international patents for this method of purification and the final product issued using this method. This purification method will allow us to offer what we believe will be the only natural wholly mineral bone substitute. The French patent covering the purification of our raw material and its uses has been granted during July 2006 in France and the European Patent has been granted during April 2007. The European Patent has been validated and maintain in 15 European countries. In additional, the United States patent covering the purification of our raw material and its uses has been already been granted in the United States by the US Patent and Trademark Office. The Company believes that in the near future the company's patents covering this technology will receive approval in many other countries where the company has already filed its applications.

According to our French subsidiary, Biocoral® has been used in more than a million patients in various countries, principally in Western Europe. Biocoral® was originally patented in France in 1979, with patents granted in the United States in 1982, and in Japan in 1989. Our French subsidiary acquired the patent rights to Biocoral® from "National Agency for Valorization of Research" (l'ANVAR), known currently as (OSEO) and "French National Center for Scientific Research" (CNRS), both French governmental agencies. Through our subsidiaries, we have developed various additional patent titles, which were filed in different countries in Europe, Canada, Japan, Australia and United States, for various applications and uses of our products, including, among others, osteoporosis remediation, autologous glue and combination with growth factor. As result of these twelve patent titles, we own various patents covering our technologies which have been granted by various countries official government patent office, including most European Union countries, Canada, Australia, Japan and in the United States by the US Patent and Trademark Office.

As result of these additional patent titles, we own various patents covering our technologies which have been granted by various countries official government patent office, including most European Union countries, Canada, Australia, Japan and in the United States by the US Patent and Trademark Office.

We believe that our method for purification of our natural coral will reinforce our technologies and the uses of our product in the various indications over which we own patents.

Using proprietary manufacturing processes, our chief product, Biocoral®, is a resorbable biomaterial derived from natural carbonate calcium wholly mineral in the metastable crystalline aragonite form in a natural condition that is ocean-generated coral. It is used as bone graft substitutes and has certain characteristics (including chemical composition, porosity, mineral content and bioactive properties) that permit its safe, contamination-free use. Its similarity to human bone facilitates its replacement by newly-formed bone. Substantially all of our revenue has been derived from sales of the first generation of our products. The second generation of products and their application after long years of research and development and success of several clinical applications now are ready for marketing. Our product application in the treatment of bone disease associated with natural bone demineralization, for example, such as in cases of osteoporosis fractures and their prevention, is based on technology that is protected by strong patents which have thus far been granted by various countries by their official government patent office, including most European Union countries, Canada, Australia, Japan and in the United States by the US Patent and Trademark office.

We have not yet begun to seek FDA approval for sale of our products in the United States but are preparing the documentation required for our product homologation application in the United States. We have identified the requirements for this application and approached a US medical supply distributor in order to access the US market. An accredited scientific team in the US has conducted human clinical studies with a five-year follow up to confirm bone reconstruction in oral application. This study confirmed the stability of the successful result and management believes that this study will facilitate FDA approval for our product used in this indication when we file for FDA approval. We anticipate submitting this application during the next two years. Canadian approval of Biocoral® has been renewed in 2004 by the Canadian Health Care Authority “Santé Canada,” and our products are already commercialized in the European Union and Asia.  During 2005, we entered into a distribution agreement with a Canadian medical supply company in order to access the Canadian market.

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

During January 2007, we received the final report produced by independent monitoring and an independently directed investigation. The final report confirms the therapeutic benefit of our product Biocoral® in the treatment of such fractures which will permit better patient recovery, allowing patients faster mobility and return to a healthy state with a very low risk of refracture. The Company believes that the study is a unique and first in the world covering this area. The Company is currently preparing to launch the use of its products in this patented application and is preparing an international publication with an accredited scientific journal.

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

We own, through our wholly-owned subsidiary, various patents in the application of treatment of bone disease due to natural bone demineralization (such as osteoporosis) and “Treatment and Prevention of Osteoporotic Fractures.” Our technology underlying this application is protected by strong patent applications in many countries around the world where patent applications were filed. Our patent applications in this application have thus far been filed and granted by various countries’ official government patent offices, including European Union countries, Japan, Australia, and in the United States by the US Patent and Trademark Office. Our patent application in Canada was granted during 2005.  Our patent covering technologies in this application in addition to protecting use of our Biocoral® product, also covers any other product based on calcium salts. Most of the bone substitutes in the market are based on calcium salts such as hydroxyapatite (phosphate of calcium). In fact because of validity and coverage of our patents in this particular application, our competitors cannot offer similar products composed of phosphate of calcium for use in this treatment to compete with Biocoral® without risking a suit for infringement of our patent.  Even if a competitor were able to conduct successful clinical studies and demonstrate that its product could produce a satisfactory result, any attempt to manufacture or market the product would violate our patents.  To the best of our knowledge, as of the date of this report, none of our competitors have attempted such a clinical study in this particular treatment.

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

Surgical glue represents a fast growing segment of the biotech industry. Clinical trials have been done especially for skin replacement and skin grafts eliminating the need for protein based skin grafts. Following the successfulresult of the phase III human clinical trial for specific indications, the product file has been approved by the appropriate French authorities Agence Francaise de Securite Sanitaires des Produits de Sante (AFSSAPS), the Frenchequivalent of the Food and Drug Administration. On September 14, 2000, AFSSAPS granted to a blood bank the authorization to prepare, use and distribute the autologous fibrin glue that was developed by us and prepared by our patented medical device. Before we can commence commercialization of the autologous fibrin glue, AFSSAPS requires that the French blood bank known as Etablissement Française du Sang ("EFS"), the exclusive operator of blood transfusions in France, prepare a report following up on the progress of the first fifty (50) patients treated with the autologous fibrin glue.

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

The investigation and correction of the technical problem has provided us with additional information on how to properly prepare and use the final product. On the basis of this information, we believe that the complication which was discovered during the program was due to the quality of material used by the manufacturer in the production of the medical device and not with the autologous fibrin glue itself. The medical device we developed was manufactured by a third party pharmaceutical group called Maco Pharma.

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

As a result of this loss, in December 2008, we filed a suit seeking approximately €110,000,000 as damages which represent lost profits we would have realized from the marketing of the glue. Pursuant to our agreement and under a written proposal provided by us in 2001 and accepted by Maco Pharma, Maco Pharma requested to be in charge of the manufacture of the product and distribute it under a worldwide license.  As outlined in the proposal, projected revenue was estimated through 2015 (the year of the expiration of the patents covering our technology for the profit) at a minimum of € 220,000,000.  Under the proposal, Maco Pharma was to pay us a 50% royalty of the estimated projected revenue during the years of commercialization until the expiration of the patents for the product.  Thus we are suing for the €110,000,000 we would have realized through 2015.  We also believe that Maco Pharma engaged in unfair competition as it entered into an agreement with one of our competitors to produce a similar product. The case still pending.

Our technology underlying this application is protected by strong patent titles owned by our wholly-owned subsidiary in many countries around the world where patents applications were filed. Thus far, most of these have been granted and issued by the official government patent offices in the countries where they were filed, including most European Union countries, Canada, and in the United States by the US Patent and Trademark Office.

Composite Biocoral® and Growth Factor

During the last 20 years, studies have been undertaken to demonstrate that it is possible to accelerate the bone regeneration process and repair by combining growth factors with a support matrix such as Biocoral®. Some scientific research has shown that Biocoral®, as a biomaterial, represents a useful support for growth factors. European clinical trials conducted over the several years have had positive results confirming the acceleration of the bone regeneration process and process. We own through our wholly-owned subsidiary in several countries around the world the patents covering the technology underlying this application (composite of Biocoral® and growth factors).

Raw Materials and Manufacturing

The primary raw material used by us to manufacture Biocoral®, is natural coral comprised of calcium carbonate (more than 98%) and it is wholly mineral. The coral used in our products is presently sourced from New Caledonia, but is also found in abundance in wide areas of the Indian and Pacific Oceans.

We believe that our existing inventory of coral, together with coral sources immediately available to us, are sufficient to meet our present and future needs. To date, coral prices have been stable but no assurance can be had that they will not rise. We are, however, unaware of any factors which are likely to have a material adverse effect on our ability to obtain coral at a competitive price. To date, prices for coral have been stable.

The manufacturing process for Biocoral® products involves coral qualifications and cutting, purification, testing, packaging and sterilization of the product, all of which are performed at the company’s facilities expect the sterilization which is performed by third party service provided specialized in sterilization of pharmaceutics products.

Since 2000, the Company has collaborated with accredited scientists as well as with a special laboratory located at one of most prestigious European universities to develop a method of purification of its raw material “coral,” in order to remove the trace amounts (between 0.016 to 0.026% depending upon the type of coral used) of amino acids which were present, without any change in chemical and crystalline structure of the coral. As a result of these efforts, the small percentage of amino acid can now be removed from our raw material. The purification of raw materials permits us to improve their performance and to offer what we believe to be the only natural wholly mineral bone substitute product in the world. We also filed a patent for this purification method including the final product issued from it. The patent will protect our main product for an additional 20 years from the initial date when the patent was filed. The patent was filed in France in 2003, with PCT extension in December 2004. Our new technology of purification of our natural coral will allow us to offer what we believe will be the only natural wholly mineral bone substitute. The French patent covering the purification of our raw material and its uses has been granted during July 2006 in France and the European Patent has been granted during April 2007. The European Patent has been validated and maintain in various European countries. In additional, the United States patent covering the purification of our raw material and its uses has been already been granted in the United States by the US Patent and Trademark Office.

Biocoral® has been marketed since the end of the 1980’s and was the first bone substitute registered in France with TIPS (Tarifs Interministériels des Prestation Sanitaires). Nevertheless within the framework of its registration, Biocoral® has been received approving opinion of Microbiological Committee of Health on July 05, 1995 referenced under the number 9600201B01.

On December 30, 1996, Biocoral® received “EC certification” allowing it to be marketed in the European Union. This authorization has been renewed every five years and it is currently under review for renewal of additional 5 years. .

The Company's manufacturing facility is located in Saint-Gonnery in France, and is complied with ISO 13485: 2003 certification which allows the Company to continue offering and market its products in CANADA.

In December 2011, the Company was audited by LNE (Laboratoire national de métrologie et d’essais) for the renewal of its EC certificate and ISO 13485: 2003 certification, which renewal was granted. The certificates are issued according to the rules of G-MED certification LNE/G-MED Notified Body for Medical Devises. Additionally, we are audited annually by LNE to maintain our certifications. To continue certification, the Company met annual requirements in environmental policy, compliance, planning, management, structure and responsibility, training, communication, document control, operational control, emergency preparedness and response, record keeping and management review.

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

Biocoral® was originally patented in France in 1979, in the United States in 1982, and in Japan in 1989. Our French subsidiary acquired the patent rights for Biocoral® from "National Agency for Valorization of Research" (l'ANVAR), known currently as (OSEO) and, the "French National Center for Scientific Research" (CNRS), a French governmental agency. Through our subsidiaries, we have developed twelve additional patent titles, in various countries in Europe, Switzerland, Canada, Japan, Australia and United States, for various applications and uses of our products, including, among others, osteoporosis remediation, autologous glue and combination with growth factor. As result of these twelve patent titles, we own various patents covering our technologies which have been granted by various countries official government patent office, including most European Union countries, Canada, Australia, Japan and in the United States by the US Patent and Trademark Office.

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

One of our patent titles covers technology called “method for preparation of biological adhesive enriched with platelet factors and application”. Our patent applications in this application have thus far been filed and granted by the official government patent offices of various countries, including France and 15 European Union countries, Japan, and in the United States by the US Patent and Trademark Office. However, our patent application covering this technology in Japan, after being granted in October 1999, received written opposition from Thermogensis Corp of California in June 2000. We were required to defend the patent against this opposition. The Japanese Patent Office rejected the opposition in May 2003, and our patent in Japan was reaffirmed.

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

Employees

Except for our wholly-owned French subsidiary, we currently have no employees other than our officers and directors who devote as much time as they believe necessary to conduct our business and maintain our operations. Our French subsidiary as of December 31, 2011 has nine employees, eight of whom are full time. In addition, we engage the services of various scientific and research consulting teams under consulting contracts, working on research and development projects in different laboratories and hospitals in France and other countries.

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

Item 1A.    Risk Factors

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K AND IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR SUBSEQUENT REPORTS ON FORMS 10-Q AND 8-K, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST IN SHARES OF OUR COMMON STOCK OR TO MAINTAIN OR INCREASE YOUR INVESTMENT IN SHARES OF OUR COMMON STOCK. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO AFFECT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS. IF ANY OF THE FOLLOWING RISKS, OR ANY OTHER RISKS NOT DESCRIBED BELOW, ACTUALLY OCCUR, IT IS LIKELY THAT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS COULD BE SERIOUSLY HARMED. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU COULD \ LOSE PART OR ALL OF YOUR INVESTMENT.

To date, we have generated only limited revenues from sales of our products and have an accumulated deficit.

Until 2005, more than two-thirds of our business was in research and development with an emphasis on developing our technology in order to produce marketable products.  We have completed most of our research program and are now ready to begin commercialization and marketing of our products in new applications and increase the commercialization efforts in actual products.  However, to date, we have generated only limited revenues and have had to raise capital from investors through debt and equity offerings in order to sustain our research and development efforts.  For the fiscal year ended December 31, 2011, we had net sales of approximately $920,100 an accumulated deficit of $24,344,012.

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

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our technologies, including Biocoral® and its use in different applications.  Through twelve patent title applications and as of the date of this report, we own various patents covering our technologies which have been granted by various countries’ official government patent office, including most European Union countries, Canada, and in the United States by the US Patent and Trademark Office. We depend upon confidentiality agreements with our officers, employees and contracting counterparties to maintain the proprietary nature of the technology. These measures may not afford us sufficient or complete protection, and others may independently develop technology similar to ours, otherwise avoid the confidentiality agreements, violate our patents or produce patents that would materially and adversely affect our business, prospects, financial condition, and results of operations. Such competitive events, technologies and patents may limit our ability to raise funds, prevent other companies from collaborating with us, and in certain cases prevent us from further developing our technology due to third party patent blocking right.

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

Item 1B.    Unresolved Staff Comments.

None,

Item 2.    Description of Property.

Our French subsidiary currently leases its principal executive offices from an unrelated third party for an aggregate annual rent of approximately $24,100 (approximately €18,200 euros). The operating lease expires on June 30, 2015 with an option to renew with the same terms and conditions for one additional period of three years. Rent expense associated with this lease excluding VAT was approximately $31,700 for both years ended December 31, 2011 and 2010. This agreement is transferable and can be cancelled with six months notice before the terms of 3 years anniversary.

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

One legal proceeding concerns the litigation between our French subsidiary “Biocoral France” and TÜV Rheinland FRANCE SA. Biocoral France brought action against the TÜV Rheinland FRANCE SA, on April 24, 2008 and later on TÜV Rheinland LGA Products GmbH NURNBERG (known previously as TÜV Rheinland Product Safety GmbH) and TÜV Rheinland of North America Inc. and claims wrongful termination of contractual relations arising from different conventions dated 15 and 24 July 2004 and a Memorandum of Understanding dated January 11, 2007.

By the action, Biocoral France seeks approximately 816,000 Euros (approximately $1,057,000) for damages in compensation for various losses incurred (certification costs, unsold inventory, packing expenses, pecuniary and pecuniary damage), and additional 10,000 Euros (approximately $13,000) for attorneys fees.

On October 29, 2010, the commercial Court of Nanterre (92) in France rendered a decision in favor of Biocoral France by ordering TÜV Rheinland FRANCE SA, TÜV Rheinland LGA Products GmbH NURNBERG and TÜV Rheinland of North America Inc. to pay to Biocoral France the total amount of 188,000 Euros (approximately $243,000) with an immediate payment of 100,000 Euros (approximately $129,000).

TÜV Rheinland FRANCE SA, TÜV Rheinland LGA Products GmbH NURNBERG and TÜV Rheinland of North America Inc. have appealed to this proceeding to the Court of Appeal of Versailles.

TÜV Rheinland FRANCE SA, TÜV Rheinland LGA Products GmbH NURNBERG and TÜV Rheinland of North America Inc. have also requested in separate proceeding to the 1st President of the Court of Appeal of Versailles to suspend the decision of the payment of 100,000 Euros (approximately $129,000) pending the decision of the Court of Appeal of Versailles.

The Court of Appeal of Versailles has rendered a decision that the 100,000 Euros (approximately $129,000) should be deposited by TÜV Rheinland FRANCE SA and TÜV Rheinland LGA Products GmbH NURNBERG and TÜV Rheinland of North America Inc into escrow accounts pending the judgment of the Court of Appeal of Versailles.

Recently the Court of Appeal of Versailles has rendered a decision only on its jurisdiction over the parties in the case having determined that it has no jurisdiction over TÜV Rheinland LGA Products GmbH NURNBERG because of European community rules. However the Court of Appeal maintains jurisdiction over TÜV Rheinland of North America Inc and TÜV Rheinland FRANCE SA and fix the new date of hearing for June 2012.

Biocoral France believes likely that the previous decision of the commercial Court of Nanterre (92) will be upheld by the Court of Appeal of Versailles and possible that the damages totaling 188,000 Euros (approximately $243,000) will be increased.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

At December 31, 2011, there were 11,443,787 shares of our common stock issued and outstanding.  Our common stock trades on the OTCQB Markets under the symbol BCRA. The following table sets forth information regarding the high and low closing price per share for our common stock as reported by www.nasdaq.com. Such prices do not necessarily reflect actual transactions and do not include retail mark-ups, mark-downs or commissions.

Quarter Ended	High	Low
December 31, 2011	$12.00	$8.00
September 30, 2011	$12.00	$10.00
June 30, 2011	$12.00	$12.00
March 31, 2011	$12.00	$12.00
December 31, 2010	$12.00	$12.00
September 30, 2010	$12.00	$12.00
June 30, 2010	$28.00	$10.00
March 31, 2010	$32.00	$32.00

Holders

As of December 31, 2011, there were approximately 400 holders of record of the shares of our common stock including several European financial and portfolio institutions including their clients.

Dividends

We have paid no cash dividends on our equity securities to date and do not anticipate the payment of cash dividends on our equity securities in the near future. We paid a dividend of one share of our common stock for each three shares owned on December 18, 1995 and paid, in December 1996, another stock dividend of one share for each three shares owned as of November 6, 1996.

Recent Sales of Unregistered Securities

During 2011, the Company received additional short-term loans totaling $415,800 from “accredited investors”, increasing the outstanding amount of short-term loans from $617,000 to 1,032,800.

The Company also received short-term loans totaling $415,800 in 2010 from “accredited investors”.

These short-term loans were converted into new 7% Non-Convertible Promissory Notes due December 31, 2014 on December 31, 2011. (See Note 7 and Note 8 to the Financial Statements)

Pursuant to an agreement dated December 31, 2011 with each of the long terms note holders, the total of $3,000,000 outstanding 7% convertible promissory notes payable were exchanged for the new 7% non-convertible promissory notes payable due December 31, 2014.

On December 31, 2011, we issued the new 7% non-convertible promissory notes payable (the 7% Non- Convertible Promissory Notes") in the aggregate principal amount of $4,000,000. (See Note 8 to the Financial Statements)

Each of the notes was issued with detachable warrants to purchase common stock of the company. A total of 400,000 warrants were issued under these exchanges. The warrants were valued using the Black-Scholes model with the following assumptions:

Risk free interest rate of 0.36%, contractual life of 1095 days, and exercise price of $12.00 per share, market price of $12.00 per share and volatility factor of 58.37%.  The resulting fair value of $1,872,520 for the warrants was added to additional paid in capital and reflected as a debt discount to the notes payable. This will be amortized as interest expense over the three year term of the notes payable.

We believe that the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder. The recipients of securities in each such transaction were accredited investors and represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the instruments representing such securities issued in such transactions. All recipients either received adequate information about us or had adequate access, through their relationships with us, to such information.

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

Through our subsidiaries, we have developed twelve additional patent titles, in various countries in Europe, Switzerland, Canada, Japan, Australia and United States, for various applications and uses of our products, including, among others, osteoporosis remediation and combination  of Biocoral® with growth factor. As result of these twelve patent titles, we own, various patents covering our technologies which have been granted by various countries official government patent office, including most European Union countries, Canada, Australia, Japan and in the United States by the US Patent and Trademark Office.

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

Investment in Limited Partnership. We own an investment in a limited partnership, which is accounted for under the equity method of accounting. Under this method, the initial investment is recorded at cost. Subsequently, the investment is increased or decreased for our pro-rata share of the partnership's income and losses. No ready trading market exists for this partnership interest by which we can determine with any certainty its value. Moreover, because it is initially valued at cost, which in turn is based upon negotiations between us and the limited partnership, this initial valuation may or may not reflect the value which an independent third party would assign to the partnership interest. At December 31, 2011 and 2010, the carrying value of the investment was $0.

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

Fiscal 2011 vs. 2010

Net sales, which are solely attributable to our wholly owned French subsidiary, totalled approximately $286,600 for the year ended December 31, 2011, a decrease of approximately $21,100 or approximately 7% from approximately $307,700 for the year ended December 31, 2010. This decrease is partially attributable to a decrease in sales of products.

Cost of sales was approximately $210,200 for the year ended December 31, 2011, an increase of approximately $55,700 or approximately 36% from approximately $154,500 for the year ended December 31, 2010. The gross profit for the year ended December 30, 2011 and 2010 was approximately $76,300 or 27% and $153,100 or 50% respectively. The main factor contributing to this decrease in gross profit was an increase in sales of low margined goods.

The total operating expenses were approximately $680,900 during the year ended December 31, 2011, an increase of approximately $77,700 or approximately 13% from approximately $603,200 for the year ended December 31, 2010. This increase was primarily due to an increase in the company’s administrative expenses.

Consulting and professional fees during the year ended December 31, 2011 were approximately $213,200, an increase of $100 or approximately ,05% compared to approximately $213,100 during the year ended December 31, 2010. This increase is attributable to an increase in the consulting and professional fees during 2011

Other income (expenses) totalled approximately $(269,200) for the year ended December 31, 2011 as compared to approximately $(253,200) for the year ended December 31, 2010. This increase was primarily due to an increase in interest expense on our short term notes payable during year 2011.

As a result of the above, our net loss for the year ended December 31, 2011 totalled approximately $920,100 or $.08 per share compared to a net loss of approximately $703,300 or $.06 per share for the year ended December 31, 2010.

These losses per share were based on weighted average common shares outstanding of 11,443,787 for both years ended December 31, 2011 and 2010.

Financial Condition, Liquidity and Capital Resources

Fiscal 2011 vs. 2010

As shown in the accompanying consolidated financial statements, we had net losses of approximately $920,100 and $703,300 in 2011 and 2010, respectively. Management believes that it is likely that we will continue to incur net losses through at least 2012. We had a working capital deficiency of approximately $1,571,500 and $ 2,125,700 at December 31, 2011 and 2010, respectively. We also had a stockholders' deficiency of approximately $3,140,369 and $4,734,700 at December 31, 2011 and 2010, respectively.

We had net cash (used in) operating activities of approximately $(345,750) and $(250,200) for the years ended December 31, 2011 and 2010 respectively. We also had net cash (used in) investing activities of $(94,800) and $(89,400) for the years ended December 31, 2011 and 2010, respectively. We had net cash provided by financing activities of approximately $385,500 and $337,700 for the years ended December 31, 2011 and 2010, respectively, principally proceeds from short term notes payable. Our net loss of approximately $920,100 and $703,300 increased our accumulated deficit to approximately $24,344,000 and $23,423,900 at December 31, 2011 and 2010, respectively.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2011, 2010, 2009 and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. The Company received during 2011 the total of additional funds of $415,800. Management believes that these funds, together with the funds to be raised from the efforts described above, will provide sufficient working capital to operate through 2012.

Long-term Debt

As described in Note 8 to our financial statements and under Financial Condition, Liquidity and Capital Resources above, our long-term debt consists entirely of new 7% Non-Convertible Promissory Notes.  As of December 31, 2011, the outstanding balance of principal due on such notes was $4,000,000.  Such notes mature on December 31, 2014.

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

The Company’s foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, generally on an intercompany basis, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company’s overall exposure for foreign currency at December 31, 2011, a hypothetical approximately 10 percent change in foreign currency rates would not have a material impact on the Company’s balance sheet, net sales, net income or cash flows over a one-year period.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in this Internal Control-Integrated Framework.

Based on our assessment, we concluded that the Company’s maintains effective internal control over financial reporting as of December 31, 2011, based on criteria established in “Internal Control – Integrated Framework” issued by the COSO.

Michael T. Studer CPA P.C., our independent registered public accounting firm, has issued an audit report, on our internal control over financial reporting which is included in page F-3.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of
Biocoral, Inc.

I have audited the internal control over financial reporting of Biocoral, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. My responsibility is to express an opinion on the Company’s internal control over financial reporting based on my audit.

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

In my opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

On March 30, 2012, Management of the Company provided us with more appropriate documentation that it had performed an evaluation of its internal control over financial reporting by preparing a questionnaire that highlights design and operating effectiveness of such controls over financial reporting. Management has indicated that the Company will continue to perform but better document its testing on a quarterly basis, by using tailored programs that will now be initialed and dated by the party performing such tests, of those internal controls important to the financial reporting process of the Company. Management of the Company has also informed us that its tailored programs will be upgraded to clearly demonstrate that the testing includes critical aspects of the inventory/purchasing, accounts receivable/sales revenue, cash disbursements/receipts and payroll cycles.

I have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the Company’s consolidated financial statements as of December 31, 2011 and 2010 and for the years then ended and my report dated May 4, 2012 expressed an unqualified opinion thereon.

Freeport, New York
May 4, 2012	By:	/s/ Michael T. Studer CPA P.C.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Biocoral, Inc.

I have audited the accompanying consolidated balance sheets of Biocoral, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biocoral, Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

I have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and my report dated May 4, 2012 expressed an unqualified opinion thereon.

Freeport, New York
May 4, 2012	By:	/s/ Michael T. Studer CPA P.C.

BIOCORAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF
DECEMBER 31, 2011, AND 2010

	December 31,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash	$35,363	$48,511
Accounts receivable, net of allowance for doubtful accounts
of $16,063 and $16,588, respectively	39,628	52,527
Inventories	435,971	510,354
Prepaid expenses and other current assets	34,962	39,991

Total Current Assets	545,924	651,383

Property and equipment, net	13,147	12,212
Patent costs, net of accumulated amortization	825,918	825,709
Other assets	8,845	8,612

Total Assets	$1,393,834	$1,497,916

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$649,527	$728,636
Short term bank borrowings	4,172	-
Short term borrowings	132,500	617,000
Due to officer-current portion	61,295	330,975
Accrued interest payable	1,269,908	1,100,435

Total Current Liabilities	2,117,402	2,777,046

Long term debt
Notes payable-7% Non-convertible, net of discount of $1,872,520 at December 31, 2011	2,127,480	3,000,000
Due to officer, net of current portion	283,882	450,000
Deferred employee benefits	5,439	5,566

Total long term debt	2,416,801	3,455,566

Total Liabilities	4,534,203	6,232,612

Commitments and contingencies

Stockholders' Deficit:
Preferred stock; par value $.001 per share; 1,000,000 shares
authorized; none issued	-	-
Common Stock; par value $.001 per share; 100,000,000 shares authorized;
11,493,787 (including 50,000 shares committed to be issued) and 11,443,787
shares issued and outstanding at December 31, 2011 and 2010, respectively	11,494	11,444
Additional paid-in capital	21,272,470	18,800,000
Accumulated other comprehensive loss	(80,321)	(122,231)
Accumulated deficit	(24,344,012)	(23,423,909)

Total Stockholders' Deficit	(3,140,369)	(4,734,696)

Total Liabilities and Stockholders' Deficit	$1,393,834	$1,497,916

 BIOCORAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
AND COMPREHENSIVE LOSS FOR THE YEARS ENDED
DECEMBER 31, 2011 AND 2010

	Years Ended December 31,
	2011	2010

Net sales	$286,548	$307,655
Cost of sales	210,219	154,515

Gross Profit	76,329	153,140

Provision for slower moving inventories	46,339	-

Adjusted gross profit	29,990	153,140

Operating Expenses:
Consulting and professional fees	213,152	213,099
Depreciation and amortization	93,665	92,762
Administrative expenses	374,120	297,342

Total Operating Expenses	680,937	603,203

Loss From Operations	(650,947)	(450,063)

Other Income (Expense):
Interest, net	(269,156)	(242,940)
Other	-	(10,269)

Total Other Income (Expense)	(269,156)	(253,209)

Loss before Provision for Income Taxes	(920,103)	(703,272)

Provision for Income Taxes	-	-

Net Loss	(920,103)	(703,272)

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	41,910	9,421

Comprehensive Loss	$(878,193)	$(693,851)

Basic and diluted net loss per common share	$(0.08)	$(0.06)

Basic and diluted weighted average number
of common shares outstanding	11,443,787	11,443,787

 BIOCORAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit

Balance, January 1, 2010	11,443,787	$11,444	$18,800,000	$(131,652)	$(22,720,637)	$(4,040,845)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	9,421	-	9,421

Net loss	-	-	-	-	(703,272)	(703,272)

Balance, December 31, 2010	11,443,787	11,444	18,800,000	(122,231)	(23,423,909)	(4,734,696)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	41,910	-	41,910

Fair value of warrants included in units of notes payable and warrants exchanged for debt ($3,900,317) and accrued interest payable ($99,683)
on December 31, 2011	-	-	1,872,520	-	-	1,872,520

Commitment, effective December 31, 2011, to issue 50,000 shares of common
stock to chief executive officer in satisfaction of amount due to officer	50,000	50	599,950	-	-	600,000

Net loss	-	-	-	-	(920,103)	(920,103)

Balance, December 31, 2011	11,493,787	$11,494	$21,272,470	$(80,321)	$(24,344,012)	$(3,140,369)

 BIOCORAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Years Ended December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(920,103)	$(703,272)
Adjustments to reconcile net loss to net cash
used in operating activities:
Provision for slower moving inventories	46,339	-
Depreciation and amortization	93,665	92,762
Change in operating assets and liabilities:
Accounts receivable	12,899	38,843
Inventories	28,044	(18,394)
Prepaid expenses and other current assets	5,029	(22,209)
Other assets	(233)	591
Accounts payable	(24,919)	(66,977)
Due to officer	144,500	186,000
Accrued interest payable	269,156	242,940
Deferred employee benefits	(127)	(485)

Net cash used in operating activities	(345,750)	(250,201)

Cash flows from investing activities:
Purchase of property and equipment	(3,875)	-
Patent costs incurred	(90,934)	(89,394)

Net cash used in investing activities	(94,809)	(89,394)

Cash flows from financing activities:
Proceeds from short-term notes payable	415,817	308,900
Repayment of advance from officer	(34,488)	(11,859)
Advance from officer	-	47,642
Short term bank borrowing	4,172	(11,016)

Net cash provided by financing activities	385,501	333,667

Effects of changes in exchange rates on cash	41,910	9,421

Increase (decrease) in cash	(13,148)	3,493
Cash, beginning of period	48,511	45,018
Cash, end of period	$35,363	$48,511

Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Commitment to issue common stock to chief executive
officer in satisfaction of amount due officer	$600,000	$-
Issuance of notes payable due December 31, 2014 and
warrants in satisfaction of debt ($3,900,317) and
accrued interest payable ($99,683)	$4,000,000	$-

BIOCORAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 1 – Description of Business

Biocoral, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on May 4, 1992. Biocoral is a holding company that conducts its operations primarily through its wholly-owned European subsidiaries. Biocoral, Inc., together with its subsidiaries, are referred to collectively herein as the “Company”.

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

Note 2 – Liquidity

The Company had net losses of approximately $920,000 and $703,000 for the years ended December 31, 2011 and 2010, respectively.  Management believes that it is likely that the Company will continue to incur net losses through at least 2012. The Company had a working capital deficiency of approximately $1,570,000 and $2,125,000, at December 31, 2011 and 2010, respectively. The Company also had a stockholders' deficit of approximately $3,140,000 and $4,735,000 at December 31, 2011 and 2010, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To address this issue, in December 2011, the Company refinanced its debt with existing creditors, and issued new 7% Non-Convertible debentures, maturing December 31, 2014 in the amount of $4,000,000, containing 400,000 detachable warrants (Note 8). The Company will seek additional financing of $2,000,000 and will seek additional working capital and pursue strategic alliances with well capitalized entities to improve our financial condition.

During 2010, and pursuant to a written confirmation, an “accredited investor” provided the Company with $200,000 (See Note 7). In addition to these funds, the Company also received $108,900 from other “accredited investors” (See Note 7). The Company also received $415,817 of additional funds from “accredited investors” during 2011 (See Note 7). Management believes that these funds, together with the funds to be raised from the efforts described above, will provide sufficient working capital to operate through 2012.

The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Summary of Significant Accounting Policies

(A)	Basis of Presentation

The accompanying consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

BIOCORAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 3 – Summary of Significant Accounting Policies, continued

(B) Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of Biocoral, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

(C) Cash and Cash Equivalents

The Company considers cash on hand, cash in banks, certificates of deposit, time deposits and other short term securities with maturities of three months or less when purchased as cash and cash equivalents. There were no cash equivalents held by the Company at December 31, 2011 and 2010.

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

(E) Allowance for Doubtful Accounts

The Company estimates uncollectible trade accounts receivable by analyzing historical bad debts, customer concentrations, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

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

(G) Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are twenty-five years for building and building improvements, two to twelve years for equipment and furnishings and one year for computer software. Normal maintenance and repairs of property and equipment are expensed as incurred, while renewals, betterments and major repairs that materially extend the useful lives of the property and equipment are capitalized.

BIOCORAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 3 – Summary of Significant Accounting Policies, continued

(H) Patent Costs, Net

Patent costs, net, are stated at cost less accumulated amortization and allowance for loss on impairment.  Amortization is computed using the straight line method over the shorter of the life of the patent or the estimated useful life of the technology, which ranges from 10 to 20 years.

The Company reviews long-lived assets, including patent costs, for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.  In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. Expected future cash flows associated with these patents are dependent on the entity’s ability to generate sufficient funds from operations or equity or debt financing to continue to maintain such patents.

(I) Investment in Limited Partnership

The Company owns an approximate 9.3% interest in Bensenville Associates Ltd., a limited partnership, which is accounted for under the equity method of accounting. Under this method, the initial investment is recorded at cost. Subsequently, the investment is increased or decreased for the Company's pro-rata share of the partnership's income and losses. The Company's share of the loss in the partnership for the years ended December 31, 2011 and 2010 was approximately $8,295 and $8,045, respectively, and the book value of the investment at December 31, 2011 and 2010 was $0. The Company is not responsible for losses in excess of its investment. Therefore none of the losses for the years ended December 31, 2011 and 2010 are included in the consolidated financial statements.

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

(K) Provision for Income Taxes

The company accounts for deferred taxes in accordance with ASC Topic 740, "Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

BIOCORAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 3 – Summary of Significant Accounting Policies, continued

(L) Revenue Recognition

Sales are recognized when the earnings process is complete and collectability is reasonably assured, which is usually when the goods are shipped to customers. Amounts billed related to shipping and handling are included in revenue.

(M) Advertising

 Advertising costs, which are not material, are expensed as incurred.

(N) Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in accordance with guidance established by the Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Costs". During 2011 and 2010, there were no material shipping and handling costs.

(O) Research and Development

Research and development costs, which are not material, are expensed as incurred.

(P) Stock Based Compensation

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

(Q) Computation of Net Loss per Share

The Company presents basic and diluted net loss per share pursuant to the provisions of ASC Topic 260, “Earnings per Share". Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares outstanding during the year. Diluted net loss per share is (computed by dividing the net earnings for the year by the weighted average number of common shares and common share equivalents outstanding during the year. Common share equivalents include stock options and other convertible securities. For the years ended December 31, 2011 and 2010, except for the 400,000 warrants issued effective December 31, 2011 (See Note 8), there were no common stock equivalents outstanding.

(R) Foreign Currency Translation and Transactions

The functional currency of Biocoral France SAS, the Company's principal operating subsidiary, is the Euro. The reporting currency of the Company is the United States dollar.

BIOCORAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 3 – Summary of Significant Accounting Policies, continued

(R) Foreign Currency Translation and Transactions, continued

Biocoral France assets and liabilities are translated into United States dollars at period end exchange rates ($1.2949 and $1.3253 at December 31, 2011 and 2010, respectively). Biocoral France revenues and expenses are translated into United States dollars at weighted average exchange rates ($1.3987 and 1.3203 for the years ended December 31, 2011 and 2010, respectively). Resulting translation adjustments are recorded as accumulated other comprehensive income (loss), which is a separate component of stockholders' deficiency.

The change in cumulative translation adjustments during the years ended December 31, 2011 and 2010 was as follows:

	2011	2010
Beginning accumulated translation adjustments	$(122,231)	$(131,652)
Translation adjustments for the year then ended	41,910	9,421
Ending accumulated translation adjustments	$(80,321)	$(122,231)

(S) Comprehensive Loss

The foreign currency translation adjustments resulting from the translation of the financial statements of Biocoral France expressed in Euros to United States dollars are reported as other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss.

(T) Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued interest payable, approximate fair value at December 31, 2011 and 2010, due to the relatively short maturity of the instruments. Short-term notes and long-term notes payable approximates fair value based upon debt terms available for similar entities under similar terms.

(U) Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

(V) Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The objective of this pronouncement is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. When effective,

BIOCORAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 3 – Summary of Significant Accounting Policies, continued

(V) Recent Accounting Pronouncements, continued

ASU 2011-05 will help financial statement users better understand the causes of an entity's change in financial position and results of operations.  Management does not feel that the adoption of this update will have a substantial impact on the financial statements.

In September 2011, the FASB issued ASU 2010-08, Testing Goodwill for Impairment (Topic 350),
The objective of this Update is to simplify how entities, both public and non-public, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 per cent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Management does not believe that the adoption of this update will have a substantial impact on the financial statements.

Certain other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management will have, a material impact on the Company's present or future consolidated financial statements.

(W) Reclassifications

Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 presentation.

Note 4 – Inventories

Inventories consist of the following at December 31:

Inventories consist of the following at December 31:	2011	2010
Raw materials	$69,581	$77,457
Work in process	173,908	67,434
Finished goods	314,541	445,061
Total	558,030	589,952
Less reserve for slower moving inventories	(122,059)	(79,598)
Net	$435,971	$510,354

BIOCORAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 5 – Property and Equipment

Property and equipment consists of the following at December 31:

	2011	2010
Land	$12,160	$12,160
Buildings and improvements	108,982	108,982
Equipment and furnishings	233,241	229,366
Total	354,383	350,508
Less: Accumulated depreciation and amortization	(341,236)	(338,296)
Net	$13,147	$12,212

Depreciation and amortization expense was $3,875 and $3,924 for the years ended December 31, 2011 and 2010, respectively.

Note 6 – Patent Costs, Net

Patent costs, net, consist of the following at December 31:

	2011	2010
Patent Costs	$1,295,626	$1,204,692
Less: Accumulated Amortization	(469,708)	(378,983)
Net Intangible Assets	$825,918	$825,709

Patent and intangible costs consist of professional and applicant fees to various intellectual property firms related to successful world-wide patent applications. The patent costs are amortized using the straight-line method over the shorter of the life of the patent or the estimated useful life of the technology, which ranges from 10 to 20 years.

Amortization of patent costs expense was $90,725 and $88,838 for the years ended December 31, 2011 and 2010, respectively.

Amortization of the patent costs for the next five years and thereafter is expected as follows:

December 31,
2012	$74,100
2013	74,100
2014	74,100
2015	74,100
2016	74,100
Thereafter	455,418
Total	$825,918

BIOCORAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 7 – Short-Term Notes Payable

The Company received short-term loans totaling $308,900 in 2010, from “accredited investors”.

During 2011, the Company received additional short-term loans totaling $415,817 from an “accredited investor”, increasing the outstanding amount of short-term loans from $617,000 to 1,032,817.

On December 31, 2011, the loan balance of $900,317 due one of the lenders along with accrued interest of $99,683 was converted to the Company’s new 7% non-convertible note payable due December 31, 2014 (See Note 8).

	2011	2010
Due to stockholder	$132,500	$132,500
Due to stockholder	-	484,500
Total	$132,500	$617,000

The short-term notes payable bear interest at 7%, are unsecured and due on demand.

Note 8 – Long-Term Notes Payable

The long-term notes payable at December 31, 2011 are due to “accredited investors”, bear interest at 7% per annum, are unsecured, and are due on December 31, 2014.

As of December 31, 2010, the aggregate of long-term debt was $3,000,000.

On December 15, 2011, the board of directors authorized the Company to offer a maximum of 60 units of a new series of 7% non-convertible Promissory Notes in the amount of $6,000,000 due December 31, 2014 and to exchange the 7% non-convertible notes payable due December 31, 2012 with the new 7% non-convertible notes payable due December 31, 2014.

Each Unit of the new series of 7% non-convertible notes payable consists of one 7% non-convertible three-year promissory note of the Company, due December 31, 2014 in the amount of $100,000, and 10,000 detachable warrants. Each warrant gives the holder the right to purchase 1 (one) share of Biocoral, Inc. common stock at a price of $12 per share exercisable at any time during the term of the Units.

On December 31, 2011, the Company reached an agreement with holders of the $3,000,000 of convertible notes due December 31, 2012 to exchange such debt for the new 7% non-convertible notes due December 31, 2014.  The new 7% non-convertible promissory notes payable issued on December 31, 2011 totaled $4,000,000.

Each of the notes was issued with detachable warrants to purchase one share of the Company’s common stock. A total of 400,000 warrants were issued under these exchanges. The warrants were valued using the Black-Scholes model with the following assumptions: Risk free interest rate of 0.36%, contractual life of 1095 days, exercise price of $12.00 per share, market price of $12.00 per share and volatility factor of 58.37%.  The resulting fair value of $1,872,520 for the warrants was added to additional paid in capital and reflected as a debt discount of the notes payable. The $1,872,520 debt discount will be amortized as interest expense over the three year term of the notes payable.

BIOCORAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

The aggregate maturities of long-term debt at December 31, 2011 are as follows:

December 31,
2012	$-
2013	-
2014	4,000,000
2015	-
2016	-
Total	4,000,000
Unamortized discount	(1,872,520)
Net	$2,127,480

At December 31, 2011, the noncurrent portion of notes payable was $2,127,480, net of a discount of $1,872,520.  At December 31, 2010, the noncurrent portion of notes payable was $3,000,000.

Note 9 – Due to Officer

Due to officer represents amounts due the Company’s chief executive officer and consists of the following at December 31:

	2011	2010
Unpaid consulting fees pursuant to the
Consulting Agreement	$600,000	$450,000
Unreimbursed travel and other expenses	343,882	295,192
Advance to subsidiary (Note 12)	1,295	35,783
Total	945,177	780,975
Debt converted to common stock	(600,000)	-
Balance	345,177	780,975
Current portion	(61,295)	(330,975)
Non-current portion	$283,882	$450,000

The Company has a consulting agreement with its Chief Executive Officer (CEO) which provides for annual compensation of $150,000 per annum and reimbursement of certain expenses. In addition, the agreement provides the CEO two years' compensation if control of the Company changes. The agreement has been renewed for two or three year additions since 1997, and has been extended to August 31, 2014.

On March 31, 2008, the chief executive officer exercised 90,000 stock options (of the 100,000 granted to him on December 21, 2004) at a price of $10.00 per share, or $900,000 in total, in exchange for a $900,000 reduction of unpaid consulting fees due to officer. The chief executive officer has advised the Company that he will not seek cash payment of the unpaid consulting fees and most of the unreimbursed travel and other expenses until after December 31, 2012.

Effective December 31, 2011, the Company committed to issue 50,000 shares of Company common stock to the chief executive officer in satisfaction of $600,000 of the amount due to officer.  The closing trading price of the common stock on December 31, 2011 was $12.00 per share.

BIOCORAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 10 – Income Taxes

At December 31, 2011, the Company had net operating loss carry forwards of approximately $13,678,000 available to reduce future federal taxable income, which, if not used, will expire at various dates through December 31, 2031. These net operating loss carry forwards create a deferred tax asset of approximately $4,787,000. There are no other material differences between amounts used for financial reporting purposes and tax reporting purposes. Since it is more likely than not that the Company will not realize a benefit from these net operating loss carry forwards, a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

Income taxes differ from the statutory rate due to the following for the years ended December 31,

	2011	2010
Income tax benefit at 35%	$(322,000)	$(246,000)
Change in valuation allowance	322,000	246,000
Provision for income taxes	$-	$-

Note 11 – Segment and Geographic Information

Information about the Company's assets and its operations in different geographic locations at December 31, 2011 and 2010 and for the years then ended is shown below pursuant to the Provisions of ASC Topic 280 “Segment Reporting”.

	2011	2010
Net Sales:
France	$158,700	$156,500
Other European countries	109,800	129,100
Other	18,048	22,055
Total net sales	$286,548	$307,655
Total Assets:
North America	$863,510	$861,384
France	530,324	636,532
Total	$1,393,834	$1,497,916

For the years ended December 31, 2011 and 2010, one customer accounted for approximately 30% and 37% of net sales, respectively.

BIOCORAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 12 – Related Party Transactions

During March 2010, the Company’s chief executive officer advanced a total of €35,000 or approximately $47,642 to a Company subsidiary. The outstanding balances at December 31, 2011 and 2010 are $1,295 and $35,783, respectively, and are included in current portion due to officer in the accompanying consolidated balance sheets.

Effective December 31, 2011, the Company committed to issue 50,000 shares of Company common stock to the chief executive officer in satisfaction of $600,000 of the amount due to officer.  The closing trading price of the common stock on December 31, 2011 was $12.00 per share.

Note 13 – Commitments and Contingencies

Leases

In July 2009, the Company entered into a rental agreement for its new office, which is located in La Garenne-Colombes (near Paris, France). The operating lease expiring on June 30, 2012 was extended with the same terms and conditions for one additional period of three years. The operating lease was extended to June 30, 2015 with an automatic extension with the same terms and conditions for an additional period of three years. Under the initial lease, the annual rent was $26,545 (€20,500 Euros) excluding VAT. On April 1, 2010 this lease was amended for an annual rent of $23,609 (€18,232 Euros) excluding VAT. Rent expense associated with this lease for the years ended December 31, 2011 and 2010 was approximately $25,500 and $31,700, respectively. This agreement is transferable and can be cancelled with six months notice before each of the renewal dates.

At December 31, 2011, total minimum rentals under this operating lease with an initial or remaining term of one year or more is as follows:

December 31,
2012	$24,100
2013	24,100
2014	24,100
2015	12,050
-
Total	$84,350

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

BIOCORAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

Note 14 – Selected Quarterly Financial Data – (Unaudited)

The results of operations by quarter for the years ended December 31, 2011 and 2010 are presented below (unaudited):

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended	Year Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31,2011	December 31, 2011

Net Sales	$62,496	$97,439	$48,887	$77,726	$286,548
Cost of Sales	22,816	108,656	20,128	58,619	210,219
Gross Profit (Loss)	39,680	(11,217)	28,759	19,107	76,329
Provision for slower moving inventories	-	-	-	46,339	46,339
Adjusted Gross Profit (Loss)	39,680	(11,217)	28,759	(27,232)	29,990
Total Operating Expenses	176,326	183,395	89,545	231,671	680,937
Loss from Operations	(136,646)	(194,612)	(60,786)	(258,903)	(650,947)
Total Other Income (Expense)	(63,961)	(66,906)	(68,576)	(69,713)	(269,156)
Net Loss	(200,607)	(261,518)	(129,362)	(328,616)	(920,103)
Other Comprehensive Income (Loss):
Foreign Currency Translation
ForeignAdjustmentCurrency Translation Adjustment	(7,640)	14,898	(14,186)	48,838	41,910
Comprehensive Loss	$(208,247)	$(246,620)	$(143,548)	$(279,778)	$(878,193)
Basic and Diluted Net Income (Loss)
Per Common Share:	$(0.02)	$(0.02)	$(0.01)	$(0.03)	$(0.08)
Basic and Diluted Weighted Average
Number of Common Shares Outstanding	11,443,787	11,443,787	11,443,787	11,443,787	11,443,787

BIOCORAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

	Three Months Ended March 31, 2010	Three Months Ended June 30, 2010	Three Months Ended September 30, 2010	Three Months Ended December 31, 2010	Year Ended December 31, 2010

Net Sales	$82,454	$65,391	$64,234	$95,576	$307,655
Cost of Sales	33,332	16,613	28,655	75,915	154,515
Gross Profit	49,122	48,778	35,579	19,661	153,140
Total Operating Expenses	166,980	129,784	132,450	173,989	603,203
Loss From Operations	(117,858)	(81,006)	(96,871)	(154,328)	(450,063)
Total Other Income (Expense)	(65,796)	(62,703)	(61,343)	(63,367)	(253,209)
Net Loss	(183,654)	(143,709)	(158,214)	(217,695)	(703,272)
Other Comprehensive Income (Loss):
Foreign currency translation
adjustment	(12,865)	9,434	6,010	6,842	9,421
Comprehensive Loss	$(196,519)	$(134,275)	$(152,204)	$(210,853)	$(693,851)
Basic and diluted net income (loss)
per common share:	$(0.02)	$(0.01)	$(0.01)	$(0.02)	$(0.06)
Basis and diluted weighted average
number of common shares outstanding	11,443,787	11,443,787	11,443,787	11,443,787	11,443,787

Note 15 – Subsequent Events

During the first quarter 2012, the Company received proceeds from the issuance of an additional note for $100,000, from an “accredited investor”.

Item  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 at the reasonable assurance level.

(b) Management’s Report on Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations adopted pursuant thereto, the Company included a report of management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2011 as part of this report. The Company’s independent registered public accounting firm also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8 hereof, of this report and are incorporated herein by reference.

(c) Changes in Internal Control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

The following persons are our executive officers and directors:

Name	Age	Positions with our Company
Nasser Nassiri	48	President, Chief Executive Officer and Chairman of the Board
Yuhko Grossman	47	Secretary, Treasurer and Director
Jean Darondel	69	Director

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our Common Stock. Officers, directors and ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2011, no such reports were submitted to us for review and, based upon this, to our knowledge, all Section 16(a) filing requirements applicable to our officers and directors have been complied.

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

Presently, none of our executive officers receive any salary. However, on September 1, 1997, we entered into a Consulting Agreement with Nasser Nassiri, our President, CEO and Chairman, pursuant to which Mr. Nassiri serves as such. The agreement, which was originally for a three year term, provided for base compensation of $150,000 per annum, reimbursement of certain expenses and for a payment of two years' compensation thereunder in the event of a change in control of the Company. The agreement was renewed, on the same terms, in 2000 for an additional two years until August 30, 2002. In 2002, it was again renewed for an additional three years to August 2005 and, in August 2005, for an additional three year to August 2008 and in September 2008 for an additional three years to August 2011 and  in December 2011 for an additional three years as of September 2011, to August 2014 on the same terms.  In the year ended December 31, 2011, to help the Company's cash position, the president has deferred receipt of any cash compensation for 2011 pursuant to his consulting agreement. Regarding the unpaid consulting fees, Mr. Nassiri has agreed that he will not seek cash payment until 2013.  In March 2008, Mr. Nassiri applied amounts from prior years’ deferred cash compensation to the exercise of his then-outstanding options to purchase 90,000 share of our common stock.

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

The following table lists amounts due to Mr. Nassiri at December 31:

	2011	2010
Unpaid consulting fees pursuant to the Consulting Agreement	$600,000	$450,000
Unreimbursed travel and other expenses	343,882	295,192
Advance to subsidiary (Note 12)	1,295	35,783
Total	945,177	780,975
Debt converted to common stock	(600,000)	-
Balance	345,177	780,975
Current portion	(61,295)	(330,975)
Non-current portion	$283,882	$450,000

The Consulting Agreement between the Company and Mr. Nassiri provides for annual compensation of $150,000 and reimbursement of out-of-pocket expenses. The term of the agreement, which originally was three years from September 1, 1997 to August 31, 2000, has been extended to August 31, 2014.

Stock Option Plan

None.

Aggregate Option Exercises and Fiscal Year-End Option Values

None.

Director Compensation

Our directors do not receive cash compensation for their services as directors, but are reimbursed for travel and all reasonable out-of-pocket expenses incurred in connection with each board meeting attended or other company services.

The following table lists the amount and type of compensation received by each of our directors for the fiscal year ended December 31, 2011:

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 30, 2012 by

o      all persons who are beneficial owners of five percent (5%) or more of our common stock;

o      each of our directors;

o      each of our named executive officers; and

o      all current directors and executive officers as a group.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 30, 2012 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

NAME AND ADDRESS OF BENEFICIAL OUTSTANDING OWNER	TITLE OF CLASS	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP AS OF April 30, 2012	PERCENT OF SHARES IN CLASS(1)
Jean Darondel 12-14, rue Raymond Ridel, 92250 La Garenne Colombes, France	Common Stock	-	-
Yuhko Grossman 12-14, rue Raymond Ridel, 92250 La Garenne Colombes, France	Common Stock	-	-
Nasser Nassiri 12-14, rue Raymond Ridel, 92250 La Garenne Colombes, France	Common Stock	140,000**	*
All officers and directors as a group	Common Stock	140,000**	*

*- Indicates less than 1%

**- Includes the 50,000 shares of the company common stock committed by the company to be issue effective December 31, 2011, certificates for which have not yet been issued. (See Note 12 to the Financial Statements)

(1) Based upon 11,493,787 shares of common stock outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

Other than those listed on the table above, we do not have any equity securities outstanding or authorized for issuance pursuant to any equity compensation plans.

Item 13.    Certain Relationships and Related Transactions

None.

Item 14.    Principal Accountant Fees and Services.

Audit Fees for 2011

Our principal accountant for year ended December 31, 2011 is Michael T. Studer CPA P.C.  We have not yet been billed for their services rendered in connection with the audit of our 2011 consolidated financial statements. However, as of the date of this report, we have paid them $4,000 as a retainer fee.

For services rendered in connection with the review of our unaudited consolidated financial statements for filing with our Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 2011, June 30, 2011 and September 30, 2011, we were billed the total amount of $6,000.

Audit Fees for 2010

Our principal accountant for year ended December 31, 2010 was Michael T. Studer CPA P.C.  For their services rendered in connection with the audit of our December 31, 2010 consolidated financial statements, we have paid them $15,000.

For services rendered in connection with the review of our unaudited consolidated financial statements for filing with our Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 2010, June 30, 2010 and September 30, 2010, we have paid them $7,500.

PART IV

Item 15.    Exhibits and Reports on Form 8-K.

(a) Unless otherwise indicated, the following is a list of exhibits filed as a part of this annual report:

Exhibit Number	Description of Document
3.1	Certificate of Incorporation, as amended(1)(2)
3.2	By-laws (1)
3.3	Certificate of Amendment to Certificate of Incorporation(4)
3.4	Certificate of Amendment to Certificate of Incorporation(4)
4.1	Form of Company's 3 year 7% Convertible Redeemable Debenture due December 31, 2006(4)
4.2	Form of Option Agreement(3)(4)
4.3	Form of Company's 3 Year 7 % Non-Convertible Promissory Note Due December 31, 2009(5)
4.4	Form of Company's 3 Year 7 % Non-Convertible Promissory Note Due December 31, 2012 (7)
4.5	Form of Company's 3 Year 7 % Non-Convertible Promissory Note Due December 31, 2014
4.6	Form of Company’s warrants attached to Company's 3 Year 7 % Non-Convertible Promissory Note Due December 31, 2014
10.1	Consulting Agreement between the Company and Mr. Nasser Nassiri(6)
31	Certification of Nasser Nassiri pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	Certification of Nasser Nassiri pursuant to Rule 13a-14(a)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

(3) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed April 17, 1998.

(4) Incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-KSB/A filed May 19, 2005.

(5) Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K filed March 30, 2007.

(6) Incorporated by reference to Exhibit No. 10.30 to Form 10-KSB for the year ended December 31, 1997, filed on April 17, 1998.

(7) Incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K filed March 31, 2011.

(b) During the fourth quarter of 2011, we filed no current reports on Form 8-K.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized, on May 7, 2012.

BIOCORAL, INC

By:	/s/ Nasser Nassiri
Nasser Nassiri
President, Chief Executive Officer
and Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Nasser Nassiri	President, Chief Executive Officer	May 7, 2012
Nasser Nassiri	and Chairman of the Board of Directors
(Principal Executive Officer andPrincipal Accounting Officer)

/s/ Yuhko Grossman	Secretary, Treasurer and Director	May 7, 2012
Yuhko Grossman

/s/ Jean Darondel	Director	May 7, 2012
Jean Darondel