Form 10-Q
period 2012-03-31
BIOCORAL INC
filed 2012-05-16
CIK 919605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2012

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

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes Ú No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes ☐| No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐                                   Accelerated Filer ☐                                    Non-Accelerated Filer ☐           Smaller Reporting Company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐ Yes      ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of May 15, 2012 (including 50,000 shares committed to be issued effective December 31, 2011) was 11,493,787.

BIOCORAL, INC. AND SUBSIDIARIES

CONTENTS

		Page
PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.	1
	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCHE 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010.	1
	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED).	2
	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009.	3
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED).	4
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	5-15
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESLUTS OF OPERATIONS.	16
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	18
ITEM 4.	CONTROLS AND PROCEDURES.	18

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.	19
ITEM 1A.	RISK FACTORS.	19
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	19
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.	19
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	19
ITEM 5.	OTHER INFORMATION.	19
ITEM 6.	EXHIBITS.	20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOCORAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2012	2011
	(Unaudited)
Current Assets:
Cash	$63,660	$35,363
Accounts receivable, net of allowance for doubtful accounts
of $16,546 and $16,063, respectively	58,384	39,628
Inventories	430,382	435,971
Prepaid expenses and other current assets	13,735	34,962

Total Current Assets	566,161	545,924

Property and equipment, net	12,587	13,147
Patent costs, net of accumulated amortization	795,842	825,918
Other assets	12,166	8,845

Total Assets	$1,386,756	$1,393,834

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$643,494	$649,527
Short-term bank borrowings	-	4,172
Short-term notes payable	132,500	132,500
Current portion, due to officer	61,200	61,295
Accrued interest payable	1,342,226	1,269,908

Total Current Liabilities	2,179,420	2,117,402

Long term debt
7% Non-Convertible Notes Payable, net of discount of $1,785,558 and $1,872,520, respectively	2,314,442	2,127,480
Due to officer, net of current portion	316,891	283,882
Deferred employee benefits	5,602	5,439

Total long term debt	2,636,935	2,416,801

Total Liabilities	4,816,355	4,534,203

Commitments and contingencies

Stockholders' Deficit:
Preferred stock; par value $.001 per share; 1,000,000 shares
authorized; none issued	-	-
Common Stock; par value $.001 per share; 100,000,000 shares authorized;
11,493,787 (including 50,000 shares committed to be issued)
shares issued and outstanding at March 31, 2012 and December 31, 2011	11,494	11,494
Additional paid-in capital	21,318,323	21,272,470
Accumulated other comprehensive loss	(50,696)	(80,321)
Accumulated deficit	(24,708,720)	(24,344,012)

Total Stockholders' Deficit	(3,429,599)	(3,140,369)

Total Liabilities and Stockholders' Deficit	$1,386,756	$1,393,834

The accompanying notes are an integral part of these condensed consolidated financial statements

BIOCORAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)

Net sales	$78,996	$62,496
Cost of sales	59,979	22,816

Gross Profit	19,017	39,680

Operating Expenses:
Consulting and professional fees	56,487	73,752
Depreciation and amortization	40,101	23,480
Administrative expenses	82,003	79,094

Total Operating Expenses	178,591	176,326

Loss From Operations	(159,574)	(136,646)

Other Income (Expense):
Interest, net (including accretion of debt discount of $132,815 and -0-, respectively)	(205,134)	(63,936)
Other	-	(25)

Total Other Income (Expense)	(205,134)	(63,961)

Loss before Provision for Income Taxes	(364,708)	(200,607)

Provision for Income Taxes	-	-

Net Loss	(364,708)	(200,607)

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	29,625	(7,640)

Comprehensive Loss	$(335,083)	$(208,247)

Basic and diluted net loss per common share:
Net loss	$(0.03)	$(0.02)

Basic and diluted weighted average number
of common shares outstanding	11,493,787	11,443,787

The accompanying notes are an integral part of these condensed consolidated financial statements

BIOCORAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED) ANDFOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

				Accumulated
				Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Loss	Deficit	Deficit

Balance, January 1, 2010	11,443,787	$11,444	$18,800,000	$(131,652)	$(22,720,637)	$(4,040,845)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	9,421	-	9,421

Net loss	-	-	-	-	(703,272)	(703,272)

Balance, December 31, 2010	11,443,787	11,444	18,800,000	(122,231)	(23,423,909)	(4,734,696)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	41,910	-	41,910

Fair value of warrants included in units of notes payable and warrants exchanged for debt ($3,900,317) and accrued interest payable ($99,683)
on December 31, 2011	-	-	1,872,520	-	-	1,872,520

Commitment, effective December 31, 2011, to issue 50,000 shares of common
stock to chief executive officer in satisfaction of amount due to officer	50,000	50	599,950	-	-	600,000

Net loss	-	-	-	-	(920,103)	(920,103)

Balance, December 31, 2011	11,493,787	11,494	21,272,470	(80,321)	(24,344,012)	(3,140,369)

Other comprehensive income (loss) - foreign currency translation adjustment	-	-	-	29,625	-	29,625

Fair value of warrants included in unit of notes payable and warrants sold
($100,000) on February 17, 2012	-	-	45,853	-	-	45,853

Net loss	-	-	-	-	(364,708)	(364,708)

Balance, March 31, 2012	11,493,787	$11,494	$21,318,323	$(50,696)	$(24,708,720)	$(3,429,599)

The accompanying notes are an integral part of these condensed consolidated financial statements

BIOCORAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net loss	$(364,708)	$(200,607)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	40,101	23,480
Accretion of debt discount	132,815
Change in operating assets and liabilities:
Accounts receivable	(18,756)	14,588
Inventories	5,589	(79,467)
Prepaid expenses and other current assets	21,227	5,217
Other assets	(3,321)	(433)
Accounts payable	(6,033)	60,378
Current portion due to officer	-	(26,783)
Accrued interest payable	72,318	63,937
Due to officer, net of current portion	33,009	37,500
Deferred employee benefits	163	355

Net cash used in operating activities	(87,596)	(101,835)

Cash flows from investing activities:
Purchase of property and equipment	-	(1,615)
Patent costs incurred	(9,465)	(24,654)

Net cash used in investing activities	(9,465)	(26,269)

Cash flows from financing activities:
Short-term bank borrowings	(4,172)	-
Proceeds from short-term notes payable	-	164,500
Repayment of advance from officer	(95)	(19,446)
Proceeds from 7% non-convertible notes payable	100,000	-
Advance from officer	-	47,642

Net cash provided by financing activities	95,733	192,696

Effects of changes in exchange rates on cash	29,625	(7,640)

Increase (decrease) in cash	28,297	56,952
Cash, beginning of period	35,363	48,511
Cash, end of period	$63,660	$105,463

Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

BIOCORAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
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

Note 2 – Liquidity

The Company had net losses of approximately $365,000 and $200,600 for the three months ended March 31, 2012 and 2011, respectively. The Company had a working capital deficiency of approximately $1,613,000 and $1,570,000 at March 31, 2012 and December 31, 2011, respectively. The Company also had a stockholders' deficiency of approximately $3,430,000 and $3,140,000 at March 31, 2012 and December 31, 2011, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To address this issue, in December 2011, the Company refinanced its debt with existing creditors, and issued new 7% Non-Convertible debentures, maturing December 31, 2014 in the amount of $4,000,000, containing 400,000 detachable warrants (See Note 8).

During the first quarter of 2012, the Company sold an additional Unit of its new series of 7% Non-Convertible Notes payable consisting of one 7% Non-Convertible three-year promissory Note of the Company, due December 31, 2014 in the amount of $100,000, and 10,000 detachable warrants to "accredited investors", increasing the outstanding amount of long-term notes payable to $4,100,000 and the number of warrants to 410,000 respectively.
The Company will seek additional financing of approximately $2,000,000 and will seek additional working capital and pursue strategic alliances with well capitalized entities to improve our financial condition.

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

Note 3 - Summary of Significant Accounting Policies - continued

(C) Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, read the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed on May 7, 2012. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results that may be expected for the full year.

(D) Cash and Cash Equivalents

The Company considers cash on hand, cash in banks, certificates of deposit, time deposits and other short term securities with maturities of three months or less when purchased as cash and cash equivalents. There were no cash equivalents held by the Company at March 31, 2012 and December 31, 2011.

(E) Concentration of Credit Risk

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

(F) Allowance for Doubtful Accounts

The Company estimates uncollectible trade accounts receivable by analyzing historical bad debts, customer concentrations, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

(G) Inventories

Inventories are stated at the lower of cost or market, with cost determined on the First-in, First-out ("FIFO") method. The products are manufactured from our production site in Saint Gonnery, France. Work in process and finished goods inventories consist of raw material costs, direct labor costs and manufacturing overhead costs. The Company maintains a minimum production level during certain low demand periods which results in increases in inventories.

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

Note 3 – Summary of Significant Accounting Policies - continued

(I) Patent Costs, Net

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

(J) Investment in Limited Partnership

The Company owns an approximate 9.3% interest in Bensenville Associates Ltd., a limited partnership, which is accounted for under the equity method of accounting. Under this method, the initial investment is recorded at cost. Subsequently, the investment is increased or decreased for the Company's pro-rata share of the partnership's income and losses. The Company's share of the loss in the partnership for the year ended December 31, 2011 was $8,295 and the book value of the investment at March 31, 2012 and December 31, 2011 was $0. Financial information was not available as of March 31, 2012 and is deemed not material to these condensed consolidated financial statements.  The Company is not responsible for losses in excess of its investment. Therefore, none of the losses for the periods ended March 31, 2012 and December 31, 2011 are included in the condensed consolidated financial statements.

(K) Impairment of Long-Lived Assets

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

(L) Provision for Income Taxes

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

Note 3 - Summary of Significant Accounting Policies - continued

(N) Advertising

Advertising costs, which are not material, are expensed as incurred.

(O) Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in accordance with guidance established by the Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Costs". During the periods ended March 31, 2012 and March 31, 2011, there were no material shipping and handling costs.

(P) Research and Development

Research and development costs, which are not material, are expensed as incurred.

(Q) Stock Based Compensation

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

(R) Net Loss Per Share Data

The Company presents basic and diluted net loss per share pursuant to the provisions of ASC Topic 260, “Earnings per Share". Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by dividing the net earnings for the period by the weighted average number of common shares and common share equivalents outstanding during the period (if dilutive). Common share equivalents include stock options, warrants and other convertible securities (if dilutive). For the three months ended March 31, 2012, the total of 410,000 warrants (See Note 8) were excluded from the computation of diluted net loss per common share since their inclusion would have been antidilutive.

(S) Foreign Currency Translation and Transactions

The functional currency of Biocoral France SAS, the Company's principal operating subsidiary, is the Euro. The reporting currency of the Company is the United States dollar. Biocoral France assets and liabilities are translated into United States dollars at period end exchange rates ($1.3338 and $1.2949 at March 31, 2012 and December 31, 2011, respectively). Biocoral France revenues and expenses are translated into United States dollars at weighted average exchange rates ($1.3307 and 1.3816 for the three months ended March 31, 2012 and 2011, respectively). Resulting translation adjustments are recorded as accumulated other comprehensive income (loss), which is a separate component of stockholders' deficiency.

Note 3 - Summary of Significant Accounting Policies - continued

(S) Foreign Currency Translation and Transactions - continued

The change in cumulative translation adjustments during the three months ended March 31, 2012 and the year ended December 31, 2011 was as follows:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2012	2011
Beginning accumulated translation adjustments	$(80,321)	$(122,231)
Translation adjustments for the period	29,625	41,910
Ending accumulated translation adjustments	$(50,696)	$(80,321)

 (T) Comprehensive Loss

The foreign currency translation adjustments resulting from the translation of the financial statements of Biocoral France expressed in Euros to United States dollars are reported as other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss.

(U) Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued interest payable, approximate fair value at March 31, 2012 and December 31, 2011, due to the relatively short maturity of the instruments. Short-term notes and long-term notes payable approximates fair value based upon debt terms available for similar entities under similar terms.

(V) Use of Estimates

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

(W) Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  The objective of this pronouncement is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. When effective, ASU 2011-05 will help financial statement users better understand the causes of an entity's change in financial position and results of operations.  Management does not feel that the adoption of this update will have a substantial impact on the financial statements.

In September 2011, the FASB issued ASU 2010-08, Testing Goodwill for Impairment (Topic 350). The objective of this update is to simplify how entities, both public and non-public, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 per cent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount,

(W) Recent Accounting Pronouncements - continued

then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Management does not believe that the adoption of this update will have a substantial impact on the financial statements.

Certain other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management will have, a material impact on the Company's present or future consolidated financial statements.

Note 4 – Inventories

Inventories consist of:

	March 31,	December 31,
	2012	2011
Raw materials	$70,572	$69,581
Work in process	177,628	173,908
Finished goods	307,585	314,541
Total	555,785	558,030
Less reserve for slower moving inventories	(125,403)	(122,059)
Net	$430,382	$435,971

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

Note 5 - Property and Equipment

Property and equipment consists of:

	March 31,	December 31,
	2012	2011
Land	$12,160	$12,160
Buildings and improvements	108,982	108,982
Equipment and furnishings	233,241	233,241
Total	354,383	354,383
Less: Accumulated depreciation and amortization	(341,796)	(341,236)
Net	$12,587	$13,147

Depreciation and amortization of property and equipment expense was $560 and $468 for the three months ended March 31, 2012 and 2011, respectively.

Note 6 – Patent Costs, Net

Patent costs, net, consist of:

	March 31,	December 31,
	2012	2011
Patent Costs	$1,305,091	$1,295,626
Less: Accumulated Amortization	(509,249)	(469,708)
Net Intangible Assets	$795,842	$825,918

Patent and intangible costs consist of professional and applicant fees to various intellectual property firms related to successful world-wide patent applications.  The patent costs are amortized using the straight-line method over the shorter of the life of the patent or the estimated useful life of the technology, which ranges from 10 to 20 years.

Amortization of patent costs expense was $39,541 and $23,012 for the three months ended March 31, 2012 and 2011, respectively.

Amortization of the patent costs for the next five years and thereafter is expected as follows:

Year Ending March 31,
2013	$74,100
2014	74,100
2015	74,100
2016	74,100
2017	74,100
Thereafter	425,342
Total	$795,842

Note 7 – Short-Term Notes Payable

Short term borrowings consist of :

	March 31, 2012	December 31, 2011

Due to stockholder, interest at 7%, unsecured, due on demand	$132,500	$132,500

On December 31, 2011, the loan balance of $900,317 due to a note holder along with accrued interest of $99,683 was converted to the Company’s new 7% non-convertible note payable due December 31, 2014 (See Note 8).

Note 8 – Long-Term Notes Payable

The long-term notes payable ($4,100,000 and $4,000,000 at March 31, 2012 and December 31, 2011, respectively) are due to “accredited investors”, bear interest at 7% per annum, are unsecured, and are due on December 31, 2014.

On December 15, 2011, the board of directors authorized the Company to offer a maximum of 60 units of a new series of 7% Non-Convertible Promissory Notes in the amount of $6,000,000 due December 31, 2014 and to exchange the 7% Non-Convertible Notes payable due December 31, 2012 with the new 7% Non-Convertible Notes payable due December 31, 2014.

Note 8 – Long-Term Notes Payable – continued

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

On December 31, 2011, the Company also reached an agreement with one of the company short-term lenders to convert $900,317 of short-terms notes payable and $99,683 accrued interest to 10 Units of the Company’s new 7% Non-Convertible Promissory Notes due December 31, 2014 (See Note 7).

On February 17, 2012, the Company sold an additional Unit of its new series of 7% Non-Convertible Notes payable consisting of one 7% Non-Convertible three year Promissory Note of the Company, due December 31, 2014 in the amount of $100,000, and 10,000 detachable warrants to "accredited investors", increasing the outstanding amount of long-term notes payable to $4,100,000 and the number of warrants to 410,000.

The warrants were valued using the Black-Scholes model with the following assumptions: Risk free interest rate of 0.36%, contractual life of 1047 days and 1095 days for the February 17, 2012 and December 31, 2011 issuances, respectively, exercise price of $12.00 per share, market price of $12.00 per share and volatility factor of 58.37%.  The resulting fair value of $45,853 and $1,872,520 for the warrants for the February 17, 2012 and December 31, 2011 issuances, respectively, was added to additional paid in capital and reflected as a debt discount of the notes payable. The debt discounts are being amortized as interest expense over the three year term of the notes payable.

The aggregate maturities of long-term debt at March 31, 2012 are as follows:

Year Ended December 31,
2012	$-
2013	-
2014	4,100,000
2015	-
2016	-
Total	4,100,000
Unamortized discount	(1,785,558)
Net	$2,314,442

At March 31, 2012, the noncurrent portion of notes payable was $2,314,442, net of a discount of $1,785,558. At December 31, 2011, the noncurrent portion of notes payable was $2,127,480, net of a discount of $1,872,520.

Note 9 – Due to Officer

Due to officer represents amounts due the Company’s chief executive officer and consists of the following;

Note 9 – Due to Officer – continued

	Three Months Ended	Year Ended
	March 31,	December 31,
	2012	2011
Unpaid consulting fees pursuant to the
Consulting Agreement	$637,500	$600,000
Unreimbursed travel and other expenses	339,391	343,882
Advance to subsidiary (Note 12)	1,200	1,295
Total	978,091	945,177
Debt converted to common stock effective December 31, 2011	(600,000)	(600,000)
Balance	378,091	345,177
Current portion	(61,200)	(61,295)
Non-current portion	$316,891	$283,882

The Company has a consulting agreement with its Chief Executive Officer (CEO) which provides for annual compensation of $150,000 per annum and reimbursement of certain expenses. In addition, the agreement provides the CEO two years' compensation if control of the Company changes. The agreement has been renewed for two or three year additions since 1997, and has been extended to August 31, 2014.

On March 31, 2008, the chief executive officer exercised 90,000 stock options (of the 100,000 granted to him on December 21, 2004) at a price of $10.00 per share, or $900,000 in total, in exchange for a $900,000 reduction of unpaid consulting fees due to officer. The chief executive officer has advised the Company that he will not seek cash payment of the unpaid consulting fees and most of the unreimbursed travel and other expenses until after March 31, 2013.

Effective December 31, 2011, the Company committed to issue 50,000 shares of Company common stock to the chief executive officer in satisfaction of $600,000 of the amount due to officer.  The closing trading price of the common stock on December 31, 2011 was $12.00 per share.

Note 10 – Income Taxes

At December 31, 2011, the Company had net operating loss carry forwards of approximately $13,678,000 available to reduce future federal taxable income, which, if not used, will expire at various dates through December 31, 2031.  These net operating loss carry forwards create a deferred tax asset of approximately $4,787,000.  At December 31, 2011, there were no other material differences between amounts used for financial reporting purposes and tax reporting purposes.  Since it is more likely than not that the Company will not realize a benefit from these net operating loss carry forwards, a 100% valuation allowance has been recorded to reduce the deferred tax asset to its net realizable value.

Income taxes differ from the statutory rate due to the following for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Income tax benefit at 35%	$(127,648)	$(70,212)
Nondeductible accretion of debt discount	46,485	-
Change in valuation allowance	81,163	70,212
Provision for income taxes	$-	$-

Note 11 – Segment and Geographic Information

Information about the Company's assets and its operations in different geographic locations is shown below pursuant to the provisions of ASC 280, “Segment Reporting”.

	Three Months Ended March 31,
	2012	2011
Net Sales:

France	$41,700	$32,800
Other European countries	36,300	23,800
Other	1,000	5,900
Total net sales	$79,000	$62,500

Total Assets:	March 31, 2012	December 31, 2011

North America	$849,463	$863,510
France	537,293	530,324
Total	$1,386,756	$1,393,834

For the three months ended March 31, 2012 and 2011, one customer accounted for approximately 42% and 35% of net sales, respectively.

Note 12 – Related Party Transactions

During March 2010, the Company’s chief executive officer advanced a total of €35,000 or approximately $47,642 to a Company subsidiary. The outstanding balances at March 31, 2012 and December 31, 2011 are $1,200 and $1,295, respectively, and are included in current portion due to officer in the accompanying condensed consolidated balance sheets.

Effective December 31, 2011, the Company committed to issue 50,000 shares of Company common stock to the chief executive officer in satisfaction of $600,000 of the amount due to officer.  The closing trading price of the common stock on December 31, 2011 was $12.00 per share.

Note 13 – Commitments and Contingencies

Leases

In July 2009, the Company entered into a rental agreement for its new office, which is located in La Garenne-Colombes (near Paris, France). The operating lease expiring on June 30, 2012 was extended with the same terms and conditions for one additional period of three years. The operating lease was extended to June 30, 2015 with an automatic extension with the same terms and conditions for an additional period of three years. Under the initial lease, the annual rent was $27,343 (€20,500 Euros) excluding VAT. On April 1, 2010 this lease was amended for an annual rent of $24,318 (€18,232 Euros) excluding VAT. Rent expense associated with this lease for the periods ended March 31, 2012 and 2011 was $7,669 and $6,297, respectively. This agreement is transferable and can be cancelled with six months notice before each of the renewal dates.

At March 31, 2012, total minimum rentals under this operating lease with an initial or remaining term of one year or more is as follows:

Note 13 – Commitments and Contingencies – continued

Year Ending March 31,
2013	$24,318
2014	24,318
2015	24,318
2016	6,080
Total	$79,034

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

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report and in conjunction with our discussion and analysis in our audited annual report on Form 10-K for the year ended December 31, 2011 which we filed on May 7, 2012.

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

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011.

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

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $79,000 for the three months ended March 31, 2012, an increase of approximately $16,500, or 26% from approximately $62,500 for the three months ended March 31, 2011, This increase is attributable to an increase in sales of products in general.

Cost of sales was approximately $60,000 for the three months ended March 31, 2012, an increase of approximately $37,200, or 163% from approximately $22,800 for the three months ended March 31, 2011. The gross profit percentage for the three months ended March 31, 2012 and 2011 was approximately 24% or $19,000 and 64% or $39,700, respectively. The decrease in our gross profit percentage during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily due to the sale of higher margin products in 2011.

Consulting and professional fees were approximately $56,500 for the three months ended March 31, 2012, a decrease of approximately $17,300, or 23% from approximately $73,800 for the three months ended March 31, 2011. This decrease is principally due to lower professional fees in 2012.

Administrative expenses were approximately $82,000 for the three months ended March 31, 2012, an increase of approximately $2,900 or 4%, from approximately $79,100 for the three months ended March 31, 2011. This increase is principally due to an increase in various administrative expenses.

Total other income (expense) was an expense of approximately $(205,100) for the three months ended March 31, 2012, an increase of approximately $141,100, or 220% from an expense of approximately $(64,000) for the three months ended March 31, 2011. This expense increase resulted primarily from the accretion of debt discount of $132,815 in 2012.

As a result of the above, our net loss for the three months ended March 31, 2012 totalled approximately $364,700 or $.03 per share compared to a net loss of approximately $200,600 or $.02 per share for the three months ended March 31, 2011.  These losses per share were based on weighted average common shares outstanding of 11,499,787 and 11,443,787 for the three months ended March 31, 2012 and 2011, respectively.

Financial Condition, Liquidity and Capital Resources

As shown in the accompanying condensed consolidated financial statements, we had net losses of approximately $364,700 and $200,600 for the three months ended March 31, 2012 and 2011, respectively. Management believes that it is likely that we will continue to incur net losses through the end of 2012.  We had a working capital deficiency of approximately $1,613,300 and $2,299,300 at March 31, 2012 and 2011 respectively. We also had a stockholders' deficiency of approximately $3,430,600 and $4,944,600 at March 31, 2012 and 2011 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2011, 2010, 2009, and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. During the first quarter of 2012, the Company sold an additional Unit of its new series of 7% Non-Convertible Notes payable consisting of one 7% Non-Convertible three-year promissory Note of the Company, due December 31, 2014 in the amount of $100,000, and 10,000 detachable warrants to "accredited investors", increasing the outstanding amount of long-term notes payable to $4,100,000 and the number of warrants to 410,000 respectively. The Company will seek additional financing of approximately $2,000,000 and will seek additional working capital and pursue strategic alliances with well capitalized entities to improve its financial condition.

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

The Company’s foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company’s overall exposure for foreign currency at March  31, 2012, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company’s balance sheet, net sales, net income or cash flows over a one-year period.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes to the risk factors disclosed under Item 1A to Part I of our Form 10-K for the year ended December 31, 2012 which we filed on May 7, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. [add the 100K$ new subscribtion]

During the first quarter of 2012, the Company sold an additional Unit of its new 7% Non-Convertible Promissory Notes consisting of one 7% Non-Convertible three-year promissory Note of the Company, due December 31, 2014 in the amount of $100,000, and 10,000 detachable warrants to "accredited investors", increasing the outstanding amount of long-term notes payable to $4,100,000 and the number of warrants to 410,000 respectively. The new 7% Non-Convertible Promissory Notes bear interest at 7%, are unsecured, and are due on December 31, 2014 (See Note 8 to the Condensed Consolidated Financial Statements)

We believe that the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder. The recipient of securities in these transactions represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in these transactions. The recipient either received adequate information about us or had adequate access, through its relationships with us, to such information.

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
     During the first quarter of 2012, we filed no current reports on Form 8-K.

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

BIOCORAL, INC.

Date: May 15, 2012	By:	/s/ Nasser Nassiri
Nasser Nassiri, Chairman, CEO and Principal Accounting Officer