Form 10-Q
period 2012-06-30
BIOCORAL INC
filed 2012-08-14
CIK 919605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of August 1, 2012 was 11,443,787.

BIOCORAL, INC. AND SUBSIDIARIES

CONTENTS

		Page
PART I	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.	1

	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011.	1

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED).	2

	CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010.	3

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED).	4

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	5-9

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESLUTS OF OPERATIONS.	16

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	19

Item 4.	CONTROLS AND PROCEDURES.	20

PART II	OTHER INFORMATION	21

Item 1.	LEGAL PROCEEDINGS.	21

Item 1A.	RISK FACTORS.	21

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	21

Item 3.	DEFAULTS UPON SENIOR SECURITIES.	21

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	21

Item 5.	OTHER INFORMATION.	21

Item 6.	EXHIBITS.	22

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOCORAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2012	2011
	(Unaudited)
Current Assets:
Cash	$63,748	$35,363
Accounts receivable, net of allowance for doubtful accounts of $15,602 and $16,063, respectively	27,556	39,628
Inventories	322,153	435,971
Prepaid expenses and other current assets	24,162	34,962

Total Current Assets	437,619	545,924

Property and equipment, net	10,186	13,147
Patent costs, net of accumulated amortization	758,134	825,918
Other assets	8,089	8,845

Total Assets	$1,214,028	$1,393,834

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$619,538	$649,527
Short-term bank borrowings	12,043	4,172
Short-term notes payable	181,151	132,500
Current portion due to officer	61,132	61,295
Accrued interest payable	1,416,728	1,269,908

Total Current Liabilities	2,290,592	2,117,402

Long term debt:

7% Non-Convertible Notes Payable, net of discount of $1,646,483 and $1,872,520, respectively	2,453,517	2,127,480
Due to officer, net of current portion	363,391	283,882
Deferred employee benefits	5,282	5,439

Total Long Term Debt	2,822,190	2,416,801

Total Liabilities	5,112,782	4,534,203

Commitments and contingencies

Stockholders' Deficit:
Preferred stock; par value $.001 per share; 1,000,000 shares authorized; none issued	-	-
Common Stock; par value $.001 per share; 100,000,000 shares authorized;
11,493,787 shares issued (including 50,000 shares committed to be issued) and
oustanding at June 30, 2012 and December 31, 2011	11,494	11,494
Additional paid-in capital	21,318,323	21,272,470
Accumulated other comprehensive loss	(53,351)	(80,321)
Accumulated deficit	(25,175,220)	(24,344,012)

Total Stockholders' Deficit	(3,898,754)	(3,140,369)

Total Liabilities and Stockholders' Deficit	$1,214,028	$1,393,834

BIOCORAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net sales	$111,497	$159,935	$32,501	$97,439
Cost of sales	170,276	129,678	111,364	117,100

Gross Profit	(58,779)	30,257	(78,863)	(19,661)

Provision for slower moving inventories	30,477	1,794	29,410	(8,444)
Adjusted gross Profit	(89,256)	28,463	(108,273)	(11,217)

Operating Expenses:
Consulting and professional fees	112,368	122,822	55,881	49,070
Depreciation and amortization	64,453	47,343	24,352	23,863
Administrative expenses	160,206	189,556	78,203	110,462

Total Operating Expenses	337,027	359,721	158,436	183,395

Loss From Operations	(426,283)	(331,258)	(266,709)	(194,612)

Other Income (Expense):
Interest, net (including accretion of debt discounts of $271,890, $0, $139,075, and $0, respectively)	(418,711)	(130,686)	(213,577)	(66,750)
Other	13,786	(181)	13,786	(156)

Total Other Income (Expense)	(404,925)	(130,867)	(199,791)	(66,906)

Loss before provision for income taxes	(831,208)	(462,125)	(466,500)	(261,518)

Provision for Income Taxes	-	-	-	-

Net Loss	(831,208)	(462,125)	(466,500)	(261,518)

Other Comprehensive Income (Loss):
Foreign translation adjustment	26,970	7,258	(2,655)	14,898

Comprehensive Loss	$(804,238)	$(454,867)	$(469,155)	$(246,620)

Basic and diluted net loss per common share:	$(0.07)	$(0.04)	$(0.04)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	11,493,787	11,443,787	11,493,787	11,443,787

BIOCORAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED) AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

			AdditionalPaid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit

	Common Stock
	Shares	Amount

Balance, December 31, 2010	11,443,787	$11,444	$18,800,000	$(122,231)	$(23,423,909)	$(4,734,696)

Other comprehensive income - foreign currency translation adjustment	-	-	-	41,910	-	41,910

Fair value of warrants included in units of notes payable and warrants exchanged for debt ($3,900,317) and accrued interest payable ($99,683)
on December 31, 2011	-	-	1,872,520	-	-	1,872,520

Commitment, effective December 31, 2011, to issue 50,000 shares of common
stock to chief executive officer in satisfaction of amount due to officer	50,000	50	599,950	-	-	600,000

Net loss	-	-	-	-	(920,103)	(920,103)

Balance, December 31, 2011	11,493,787	11,494	21,272,470	(80,321)	(24,344,012)	(3,140,369)

Other comprehensive income - foreign currency translation adjustment	-	-	-	26,970	-	26,970

Fair value of warrants included in units of notes payable and warrants sold
($100,000) on February 17, 2012	-	-	45,853	-	-	45,853

Net loss	-	-	-	-	(831,208)	(831,208)

Balance, June 30, 2012	11,493,787	$11,494	$21,318,323	$(53,351)	$(25,175,220)	$(3,848,754)

BIOCORAL, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net loss	$(831,208)	$(462,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,453	47,343
Accretion of debt discount	271,890	-
Change in operating assets and liabilities:
Accounts receivable	12,072	(17,676)
Inventories	113,818	(17,317)
Prepaid expenses and other current assets	10,800	7,115
Other assets	756	(1,014)
Accounts payable	(29,989)	28,103
Current portion due to officer	-	(39,038)
Accrued interest payable	146,820	130,686
Due to officer, net of current portion	79,509	75,000
Deferred employee benefits	(157)	478

Net cash used in operating activities	(161,236)	(248,445)

Cash flows from investing activities:
Purchase of property and equipment	(457)	(1,615)
Patent costs incurred	(7,168)	(32,461)

Net cash used in investing activities	(7,625)	(34,076)

Cash flows from financing activities:
Short-term bank borrowings	7,871	-
Proceeds from short-term notes payable	48,651	206,300
Proceeds from 7% non-convertible notes payable	100,000	-
Advance from officer	-	48,226
Repayment of advance from officer	(163)	(19,446)

Net cash provided by financing activities	156,359	235,080

Effects of changes in exchange rates on cash	40,887	7,258

Increase (decrease) in cash	28,385	(40,183)

Cash, beginning of period	35,363	48,511

Cash, end of period	$63,748	$8,328

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

BIOCORAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(UNAUDITED)

Note1-
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

Note 2 -
Liquidity

The Company had net losses of approximately $831,000 and $462,000 for the six months ended June 30 2012 and 2011, respectively. The Company had a working capital deficiency of approximately $1,853,000 and $1,571,000 at June 30, 2012 and December 31, 2011, respectively. The Company also had a stockholders' deficiency of approximately $3,899,000 and $3,140,000 at June 30, 2012 and December 31, 2011, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To address this issue, in December 2011, the Company refinanced its debt with existing creditors, and issued new 7% Non-Convertible debentures, maturing December 31, 2014 in the amount of $4,000,000, containing 400,000 detachable warrants (See Note 8).

On February 17, 2012, the Company sold an additional Unit of its new series of 7% Non-Convertible Notes payable consisting of one 7% Non-Convertible three-year promissory Note of the Company, due December 31, 2014 in the amount of $100,000, and 10,000 detachable warrants to "accredited investors". This transactions increased the outstanding amount of long-term notes payable to $4,100,000 and the number of warrants to 410,000 respectively.  The Company will seek additional financing of approximately $2,000,000 and will seek additional working capital and pursue strategic alliances with well capitalized entities to improve our financial condition.

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

(C) Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, read the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed on May 7, 2012. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the operating results that may be expected for the full year.

(D) Cash and Cash Equivalents

The Company considers cash on hand, cash in banks, certificates of deposit, time deposits and other short term securities with maturities of three months or less when purchased as cash and cash equivalents. There were no cash equivalents held by the Company at June 30, 2012 and December 31, 2011.

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

(J) Investment in Limited Partnership

The Company owns an approximate 9.3% interest in Bensenville Associates Ltd., a limited partnership, which is accounted for under the equity method of accounting. Under this method, the initial investment is recorded at cost. Subsequently, the investment is increased or decreased for the Company's pro-rata share of the partnership's income and losses. The Company's share of the loss in the partnership for the year ended December 31, 2011 was $8,295 and the book value of the investment at June 30, 2012 and December 31, 2011 was $0. The Company is not responsible for losses in excess of its investment. Therefore, none of the losses for the periods ended June 30, 2012 and December 31, 2011 are included in the condensed consolidated financial statements.

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

(O) Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in accordance with guidance established by the Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Costs". During the periods ended June 30, 2012 and June 30, 2011, there were no material shipping and handling costs.

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

(R) Net Loss Per Share Data

The Company presents basic and diluted net loss per share pursuant to the provisions of ASC Topic 260, “Earnings per Share". Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by dividing the net earnings for the period by the weighted average number of common shares and common share equivalents outstanding during the period (if dilutive). Common share equivalents include stock options, warrants and other convertible securities (if dilutive). For the six months ended June 30, 2012, the total of 410,000 warrants (see Note 8) were excluded from the computation of diluted net loss per common share since their inclusion would have been antidilutive.

(S) Foreign Currency Translation and Transactions

The functional currency of Biocoral France SAS, the Company's principal operating subsidiary, is the Euro. The reporting currency of the Company is the United States dollar. Biocoral France assets and liabilities are translated into United States dollars at period end exchange rates ($1.2577 and $1.2949 at June 30, 2012 and December 31, 2011, respectively). Biocoral France revenues and expenses are translated into United States dollars at weighted average exchange rates ($1.3031 and $1.4160 for the six months ended June 30, 2012 and 2011, respectively). Resulting translation adjustments are recorded as accumulated other comprehensive income (loss), which is a separate component of stockholders' deficiency.

The change in cumulative translation adjustments during the six months ended June 30, 2012 and the year December 31, 2011 was as follows:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2012	2011

Beginning accumulated translation adjustments	$(80,321)	$(122,231)
Translation adjustments for the period	26,970	41,910
Ending accumulated translation adjustments	$(53,351)	$(80,321)

(T) Comprehensive Loss

The foreign currency translation adjustments resulting from the translation of the financial statements of Biocoral France expressed in Euros to United States dollars are reported as other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss.

(U) Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued interest payable, approximate fair value at June 30, 2012 and December 31, 2011, due to the relatively short maturity of the instruments. Short-term notes and long-term notes payable approximates fair value based upon debt terms available for similar entities under similar terms.

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

Note 4 -	Inventories Inventories consist of:

	June 30, 2012	December 31,
	(Unaudited)	2011

Raw materials	$66,561	$69,581
Work in process	167,294	173,908
Finished goods	235,983	314,541
Total	469,838	558,030
Less reserve for slower moving inventories	(147,685)	(122,059)
Net	$322,153	$435,971

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

Note 5 -	Property and Equipment Property and equipment consists of:

	June 30, 2012	December 31,
	(Unaudited)	2011

Land	$12,160	$12,160
Buildings and improvements	109,440	108,982
Equipment and furnishings	228,230	233,241
Total	349,830	354,383
Less: Accumulated depreciation and amortization	(339,644)	(341,236)
Net	$10,186	$13,147

Depreciation and amortization of property and equipment expense was $1,097 and $779 for the six months ended June 30, 2012 and 2011, respectively.

Note 6 -	Patent Costs, Net Patent costs, net, consist of:

	June 30, 2012	December 31,
	(Unaudited)	2011

Patent costs	$1,284,382	$1,295,626
Less: Accumulated amortization	(526,248)	(469,708)
Patent costs, net	$758,134	$825,918

Patent and intangible costs consist of professional and applicant fees to various intellectual property firms related to successful world-wide patent applications.  The patent costs are amortized using the straight-line method over the shorter of the life of the patent or the estimated useful life of the technology, which ranges from 10 to 20 years.

Amortization of patent costs expense was $63,356 and $46,564 for the six months ended June 30, 2012 and 2011, respectively.

Amortization of the patent costs for the next five years and thereafter is expected as follows:

Year Ending June 30,
2013	$74,100
2014	74,100
2015	74,100
2016	74,100
2017	74,100
Thereafter	387,634
Total	$758,134

Note 7 -	Short-Term Notes Payable

Short term borrowings consist of the
following at:	June 30,	December 31,
	2012	2011
Due to stockholder, interest at 7%,
unsecured, due on demand	$48,651	$-
Total	181,151	132,500

On December 31, 2011, the loan balance of $900,317 due to a note holder along with accrued interest of $99,683 was converted to the Company’s new 7% non-convertible note payable due December 31, 2014 (See Note 8).

Note 8 -
Long-Term Notes Payable

The long-term notes payable ($4,148,651 and $4,100,000 at June 30, 2012 and December 31, 2011, respectively) are due to “accredited investors”, bear interest at 7% per annum, are unsecured, and are due on December 31, 2014.

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

Each warrant gives the holder the right to purchase 1 (one) share of Biocoral, Inc. common stock at a price of $12.00 per share exercisable at any time during the term of the Units.

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

On February 17, 2012, the Company sold an additional Unit of its new series of 7% Non-Convertible Notes payable consisting of one 7% Non-Convertible three-year promissory Note of the Company, due December 31, 2014 in the amount of $100,000, and 10,000 detachable warrants to an "accredited investor". This transactions increased the outstanding amount of long-term notes payable to $4,100,000 and the number of warrants to 410,000.

The warrants were valued using the Black-Scholes model with the following assumptions:

	February 17, 2012	December 31, 2011

Risk free interest rate	0.36%	0.36%
Contractual life (days)	1047	1095
Exercise price	$12	$12
Volatility factor	58.37%	58.37%
Number of warrants	10,000	400,000
Resulting fair value	$45,853	$1,872,520

The resulting fair values were added to additional paid in capital and reflected as a debt discount of the notes payable.  The debt discounts are being accreted as interest expense over the terms of the notes payable.

The aggregate maturities of long-term debt are as follows:

	June 30,	December 31,
	2012	2011

2012	$-	$-
2013	-	-
2014	4,100,000	4,000,000
2015	-	-
2016	-	-
Total	4,100,000	4,000,000
Unamortized discount	(1,646,483)	(1,872,520)
Net	$2,453,517	$2,127,480

Note 9 -	Due to Officer Due to officer represents amounts due the Company’s chief executive officer and consists of the following;

	June 30, 2012	December 31,
	(Unaudited)	2011
Unpaid consulting fees pursuant to the
Consulting Agreement	$675,000	$600,000
Unreimbursed travel and other expenses	348,391	343,882
Advance to subsidiary (Note 12)	1,132	1,295
Total	1,024,523	945,177
Debt converted to common stock,
effective December 31, 2011	(600,000)	(600,000)
Balance	424,523	345,177
Current portion	(61,132)	(61,295)
Non-current portion	$363,391	$283,882

The Company has a consulting agreement with its Chief Executive Officer (CEO) which provides for annual compensation of $150,000 per annum and reimbursement of certain expenses. In addition, the agreement provides the CEO two years' compensation if control of the Company changes. The agreement has been renewed for two or three year additions since 1997, and has been extended to August 31, 2014.

On March 31, 2008, the chief executive officer exercised 90,000 stock options (of the 100,000 granted to him on December 21, 2004) at a price of $10.00 per share, or $900,000 in total, in exchange for a $900,000 reduction of unpaid consulting fees due to officer. The chief executive officer has advised the Company that he will not seek cash payment of the unpaid consulting fees and most of the unreimbursed travel and other expenses until after June 30, 2013.

Effective December 31, 2011, the Company committed to issue 50,000 shares of Company common stock to the chief executive officer in satisfaction of $600,000 of the amount due to officer.  The closing trading price of the common stock on December 31, 2011 was $12.00 per share.

Note 10 -
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

Income taxes differ from the statutory rate due to the following for the six months ended June 30, 2012 and 2011:

	2012	2011

Income tax benefit at 35%	$(290,923)	$(161,744)
Non-deductible accretion of debt discount	95,162
Change in valuation allowance	195,761	161,744
Provision for income taxes	$-	$-

Note 11 -
Segment and Geographic Information

Information about the Company's assets and its operations in different geographic locations is shown below pursuant to the provisions of ASC 280, “Segment Reporting”.

	Six Months Ended June 30,
	2012	2011
Net Sales:
France	$68,100	$88,500
Other European countries	42,400	60,500
Other	1,000	10,900
Total net sales	$111,500	$159,900

Total Assets:	June 30, 2012	December 31, 2011

North America	$814,086	$863,510
France	399,942	530,324
Total	$1,214,028	$1,393,834

For the six months ended June 30, 2012 and 2011, one customer accounted forapproximately 35% and 35% of net sales, respectively.

Note 12 -
Related Party Transactions

During March 2010, the Company’s chief executive officer advanced a total of €35,000 or approximately $47,642 to a Company subsidiary. The outstanding balances at June 30, 2012 and December 31, 2011 are $1,132 and $1,295, respectively, and are included in current portion due to officer in the accompanying condensed consolidated balance sheets.

Effective December 31, 2011, the Company committed to issue 50,000 shares of Company common stock to the chief executive officer in satisfaction of $600,000 of the amount due to officer.  The closing trading price of the common stock on December 31, 2011 was $12.00 per share.

Note 13 -
Commitments and Contingencies

Leases

In July 2009, the Company entered into a rental agreement for its new office, which is located in La Garenne-Colombes (near Paris, France). The operating lease expiring on June 30, 2012 was extended with the same terms and conditions for one additional period of three years. The operating lease was extended to June 30, 2015 with an automatic extension with the same terms and conditions for an additional period of three years. Under the initial lease, the annual rent was $25,783 (€20,500 Euros) excluding VAT. On April 1, 2010 this lease was amended for an annual rent of $22,930 (€18,232 Euros) excluding VAT. Rent expense associated with this lease for the six months ended June 30, 2012 and 2011 was $15,338 and $18,106, respectively. This agreement is transferable and can be cancelled with six months notice before each of the renewal dates.

At June 30, 2012, total minimum rentals under this operating lease with an initial or remaining term of one year or more is as follows:

Year Ending June 30,
2013	$22,930
2014	22,930
2015	22,930
Total	$68,790

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

Results of Operations for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011.

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

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $111,500 for the six months ended June 30, 2012, a decrease of approximately $48,400, or 30% from approximately $159,900 for the six months ended June 30, 2011.  This decrease is mainly attributable to lower sales of products for export during 2012 ( a decrease of approximately $28,000) and is partially due to the fluctuating exchange rates between the Euro and the US Dollar.

Cost of sales was approximately $170,300 for the six months ended June 30, 2012, an increase of approximately $40,600, or 31%, from approximately $129,700 for the six months ended June 30, 2011. The adjusted gross profit percentage for the six months ended June 30, 2012, and 2011 was approximately a negative 80% and 18% respectively. The decrease in our gross margin during the six months ended June 30, 2012, compared to the six months ended June 30, 2011 was primarily due to lower absorption of manufacturing overhead and an increased provision for slower moving inventories in 2012.

Consulting and professional fees were approximately $112,400 for the six months ended June 30, 2012, a decrease of approximately $10,400, or 8% from approximately $122,800 for the six months ended June 30, 2011. This decrease is principally due to an decrease in consulting and professional fees in connection with our patent maintenance.

Administrative expenses were approximately $160,200 for the six months ended June 30, 2012, a decrease of approximately $29,400 or 16%, from approximately $189,600 for the six months ended June 30, 2011. This decrease is principally due to an decrease in salaries.

Total other income (expense) was an expense of approximately $(404,900) for the six months ended June 30, 2012, an increase of approximately $274,000 or 209% from an expense of approximately $(130,900) for the six months ended June 30, 2011. This increases resulted primarily from the $271,890 accretion of debt discounts in 2012 (which discounts relate to the warrants issued in connection with the issuance of the 7% Non-Convertible Note Payable on December 31, 2011 and February 17, 2012).

As a result of the above, our net loss for the six months ended June 30, 2012 totalled approximately $831,200 or $.07 per share compared to a net loss of approximately $462,100 or $.04 per share for the six months ended June 30, 2011.  These losses per share were based on weighted average common shares outstanding of 11,493,787 and 11,443,787 for the six months ended June 30, 2012 and 2011 respectively.

Results of Operations for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011.

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $32,500 for the three months ended June 30, 2012, a decrease of approximately $64,900 or 67%, from approximately $97,400 for the three months ended June 30, 2011. This decrease is mainly attributable to a decrease in sales of products for export during the second quarter 2012 ( a decrease of approximately $35,600) and is partially due to the fluctuating exchange rates between the Euro and the US Dollar.

Cost of sales was approximately $111,400 for the three months ended June 30, 2012, a decrease of approximately $5,700, or 5%, from approximately $117,100 for the three months ended June 30, 2011. The decrease in our gross margin during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily due to lower absorption of manufacturing overhead and an increased provision for slower moving inventories in 2012.

Consulting and professional fees were approximately $55,900 for the three months ended June 30, 2012, an increase of approximately $6,800 or 14%, from approximately $49,100 for the three months ended June 30, 2011. This increase is principally due to an increase in various professional fees.

Administrative expenses were approximately $78,200 for the three months ended June 30, 2012, a decrease of approximately $32,300, or 29%, from approximately $110,500 for the three months ended June 30, 2011. This decrease was primarily due to a decrease in salaries and secondly due to the fluctuating exchange rates between Euro and US Dollar.

Total other income (expense) was a net expense of approximately $199,800 for the three months ended June 30, 2012, an increase of approximately $132,900 or 199%, from an expense of approximately $66,900 for the three months ended June 30, 2011. This increases is due primarily to the $139,075 accretion of debt discounts in 2012 (which discounts relate to the warrants issued in connection with the issuance of the 7% Non-Convertible Note Payable on December 31, 2011 and February 17, 2012).

As a result of the above, our net loss for the three months ended June 30, 2012 totalled approximately $466,500 or $.04 per share, compared to a net loss of approximately $261,500 or $.02 per share for the three months ended June 30, 2011. These losses per share were based on weighted average common shares outstanding of 11,493,787 and 11,443,787 for the three months ended June 30, 2012 and 2011 respectively.

Financial Condition, Liquidity and Capital Resources

As shown in the accompanying condensed consolidated financial statements, we had net losses of approximately $831,200 and $462,100 for the Six months ended June 30, 2012 and 2011, respectively. Management believes that it is likely that we will continue to incur net losses through the end of 2012.  We had a working capital deficiency of approximately $ 1,853,000 and $2,492,800 at June 30, 2012 and 2011 respectively. We also had a stockholders' deficiency of approximately $3,898,800 and $5,189,600 at June 30, 2012 and 2011 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. In addition, the Company will seek additional financing from prospective investors as it has successfully done in years 2011, 2010, 2009, and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. During the first quarter of 2012, the Company sold an additional Unit of its new series of 7% Non-Convertible Notes payable consisting of one 7% Non-Convertible three-year promissory Note of the Company, due December 31, 2014 in the amount of $100,000, and 10,000 detachable warrants to "accredited investors", increasing the outstanding amount of long-term notes payable to $4,100,000 and the number of warrants to 410,000 respectively. The Company will seek additional financing of approximately $2,000,000 and will seek additional working capital and pursue strategic alliances with well capitalized entities to improve its financial condition.

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

The Company’s foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against the European currencies. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company’s overall exposure for foreign currency at June  30, 2012, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company’s balance sheet, net sales, net income or cash flows over a one-year period.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There are no material changes to the risk factors disclosed under Item 1A to Part I of our Form 10-K for the year ended December 31, 2011 which we filed on May 7, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. [

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
_______
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

BIOCORAL, INC.

Date: August 14, 2012	By:	/s/ Nasser Nassiri
Nasser Nassiri,
Chairman, CEO and Principal Accounting Officer