Form 10-Q/A
period 2012-06-30
BIOCORAL INC
filed 2012-08-17
CIK 919605

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A (Amendment No. 1) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, as filed with the Securities and Exchange Commission on August 14, 2012, is being filed in order to correct typographical errors in the financial statements and notes to financial statements as originally field on August 14, 2012. As a result, the following sections have been amended:

-
The section entitled “Item 1. FINANCIAL STATEMENTS” under subcaption “CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED). The underlines have been added to the numbers in line “provision for slower moving inventories”.

-
The section entitled “Item 1. FINANCIAL STATEMENTS” ” under subcaption “CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT” has been corrected to “FOR SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED) AND FOR THE YEAR ENDED DECEMBER 31, 2011” since the change for the year ended December 31, 2010 are not presented. Only the closing balances at December 31, 2010 are presented for the purpose of detailing the changes in stockholders’ deficit for the year ended December 31, 2011.

-
The section entitled “Item 1. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)” under subcaption “Note 7 - Short-Term Notes Payable” as originally typed has been corrected to reflect a missing line in the tabled details at June 30, 2012 and December 31, 2011.

The totals in the table of Note 7 as originally filed reflected $181,151 at June 30, 2012 and $132,500 at December 31, 2011, which included the $132,500 in both periods even though the line was not typed in as it should have been in the original filing. As corrected for the untyped line in the table in the Note 7, the total of $181,151 at June 30, 2012 and $132,500 December 31, 2011, are still correct and remain unchanged.

We included to this Amendment on Form 10-K/A the new certifications of our principal executive officer and principal financial and accounting officer, as Exhibits 31 and 32.

Except for the changes noted above, there are no other changes contained in this amended report to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed with the Commission on August 14, 2012.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOCORAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2012	2011
	(Unaudited)
Current Assets:
Cash	$63,748	$35,363
Accounts receivable, net of allowance for doubtful accounts of $15,602 and $16,063, respectively	27,556	39,628
Inventories	322,153	435,971
Prepaid expenses and other current assets	24,162	34,962

Total Current Assets	437,619	545,924

Property and equipment, net	10,186	13,147
Patent costs, net of accumulated amortization	758,134	825,918
Other assets	8,089	8,845

Total Assets	$1,214,028	$1,393,834

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$619,538	$649,527
Short-term bank borrowings	12,043	4,172
Short-term notes payable	181,151	132,500
Current portion due to officer	61,132	61,295
Accrued interest payable	1,416,728	1,269,908

Total Current Liabilities	2,290,592	2,117,402

Long term debt:

7% Non-Convertible Notes Payable, net of discount of $1,646,483 and $1,872,520, respectively	2,453,517	2,127,480
Due to officer, net of current portion	363,391	283,882
Deferred employee benefits	5,282	5,439

Total Long Term Debt	2,822,190	2,416,801

Total Liabilities	5,112,782	4,534,203

Commitments and contingencies

Stockholders' Deficit:
Preferred stock; par value $.001 per share; 1,000,000 shares authorized; none issued	-	-
Common Stock; par value $.001 per share; 100,000,000 shares authorized;
11,493,787 shares issued (including 50,000 shares committed to be issued) and
oustanding at June 30, 2012 and December 31, 2011	11,494	11,494
Additional paid-in capital	21,318,323	21,272,470
Accumulated other comprehensive loss	(53,351)	(80,321)
Accumulated deficit	(25,175,220)	(24,344,012)

Total Stockholders' Deficit	(3,898,754)	(3,140,369)

Total Liabilities and Stockholders' Deficit	$1,214,028	$1,393,834

BIOCORAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net sales	$111,497	$159,935	$32,501	$97,439
Cost of sales	170,276	129,678	111,364	117,100

Gross Profit	(58,779)	30,257	(78,863)	(19,661)

Provision for slower moving inventories	30,477	1,794	29,410	(8,444)
Adjusted gross Profit	(89,256)	28,463	(108,273)	(11,217)

Operating Expenses:
Consulting and professional fees	112,368	122,822	55,881	49,070
Depreciation and amortization	64,453	47,343	24,352	23,863
Administrative expenses	160,206	189,556	78,203	110,462

Total Operating Expenses	337,027	359,721	158,436	183,395

Loss From Operations	(426,283)	(331,258)	(266,709)	(194,612)

Other Income (Expense):
Interest, net (including accretion of debt discounts of $271,890, $0, $139,075, and $0, respectively)	(418,711)	(130,686)	(213,577)	(66,750)
Other	13,786	(181)	13,786	(156)

Total Other Income (Expense)	(404,925)	(130,867)	(199,791)	(66,906)

Loss before provision for income taxes	(831,208)	(462,125)	(466,500)	(261,518)

Provision for Income Taxes	-	-	-	-

Net Loss	(831,208)	(462,125)	(466,500)	(261,518)

Other Comprehensive Income (Loss):
Foreign translation adjustment	26,970	7,258	(2,655)	14,898

Comprehensive Loss	$(804,238)	$(454,867)	$(469,155)	$(246,620)

Basic and diluted net loss per common share:	$(0.07)	$(0.04)	$(0.04)	$(0.02)

Basic and diluted weighted average number of common shares outstanding	11,493,787	11,443,787	11,493,787	11,443,787

BIOCORAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED) AND FOR THE YEAR ENDED DECEMBER 31, 2011

			AdditionalPaid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit

	Common Stock
	Shares	Amount

Balance, December 31, 2010	11,443,787	$11,444	$18,800,000	$(122,231)	$(23,423,909)	$(4,734,696)

Other comprehensive income - foreign currency translation adjustment	-	-	-	41,910	-	41,910

Fair value of warrants included in units of notes payable and warrants exchanged for debt ($3,900,317) and accrued interest payable ($99,683)
on December 31, 2011	-	-	1,872,520	-	-	1,872,520

Commitment, effective December 31, 2011, to issue 50,000 shares of common
stock to chief executive officer in satisfaction of amount due to officer	50,000	50	599,950	-	-	600,000

Net loss	-	-	-	-	(920,103)	(920,103)

Balance, December 31, 2011	11,493,787	11,494	21,272,470	(80,321)	(24,344,012)	(3,140,369)

Other comprehensive income - foreign currency translation adjustment	-	-	-	26,970	-	26,970

Fair value of warrants included in units of notes payable and warrants sold
($100,000) on February 17, 2012	-	-	45,853	-	-	45,853

Net loss	-	-	-	-	(831,208)	(831,208)

Balance, June 30, 2012	11,493,787	$11,494	$21,318,323	$(53,351)	$(25,175,220)	$(3,898,274)

BIOCORAL, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net loss	$(831,208)	$(462,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,453	47,343
Accretion of debt discount	271,890	-
Change in operating assets and liabilities:
Accounts receivable	12,072	(17,676)
Inventories	113,818	(17,317)
Prepaid expenses and other current assets	10,800	7,115
Other assets	756	(1,014)
Accounts payable	(29,989)	28,103
Current portion due to officer	-	(39,038)
Accrued interest payable	146,820	130,686
Due to officer, net of current portion	79,509	75,000
Deferred employee benefits	(157)	478

Net cash used in operating activities	(161,236)	(248,445)

Cash flows from investing activities:
Purchase of property and equipment	(457)	(1,615)
Patent costs incurred	(7,168)	(32,461)

Net cash used in investing activities	(7,625)	(34,076)

Cash flows from financing activities:
Short-term bank borrowings	7,871	-
Proceeds from short-term notes payable	48,651	206,300
Proceeds from 7% non-convertible notes payable	100,000	-
Advance from officer	-	48,226
Repayment of advance from officer	(163)	(19,446)

Net cash provided by financing activities	156,359	235,080

Effects of changes in exchange rates on cash	40,887	7,258

Increase (decrease) in cash	28,385	(40,183)

Cash, beginning of period	35,363	48,511

Cash, end of period	$63,748	$8,328

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

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

Amortization of patent costs expense was $63,356 and $46,564 for the six months ended June 30, 2012 and 2011, respectively.

Amortization of the patent costs for the next five years and thereafter is expected as follows:

Year Ending June 30,
2013	$74,100
2014	74,100
2015	74,100
2016	74,100
2017	74,100
Thereafter	387,634
Total	$758,134

Note 7 -	Short-Term Notes Payable

Short term borrowings consist of the following at:	June 30,	December 31,
	2012	2011

Due to stockholder, interest at 7%, unsecured, due on demand	$132,500	$132,500

Due to stockholder, interest at 7%, unsecured, due on demand	48,651	-
Total	181,151	132,500

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

BIOCORAL, INC.

Date: August 17, 2012	By:	/s/ Nasser Nassiri
Nasser Nassiri,
Chairman, CEO and Principal Accounting Officer