Form 10-Q
period 2012-09-30
BIOCORAL INC
filed 2012-11-20
CIK 919605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-23512

BIOCORAL, INC.
(Exact name Registrant as specified in its charter)

Delaware	33-0601504
(State or other jurisdiction of	(IRS Employer I.D. No.)
incorporation or organization)

12-14, rue Raymond Ridel, La Garenne Colombes, 92250 FRANCE
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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of November 7, 2012 was 11,493,787.

BIOCORAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BIOCORAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2012	2011
	(Unaudited)

Current Assets:
Cash	$46,830	$35,363
Accounts receivable, net of allowance for doubtful accounts of $15,947 and $16,063, respectively	31,023	39,628
Inventories	339,993	435,971
Prepaid expenses and other current assets	40,608	34,962

Total Current Assets	458,454	545,924

Property and equipment, net	10,795	13,147
Patent costs, net of accumulated amortization	767,022	825,918
Other assets	8,586	8,845

Total Assets	$1,244,857	$1,393,834

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$649,588	$649,527
Short-term bank borrowings	-	4,172
Short-term notes payable	196,111	132,500
Current portion due to officer	60,000	61,295
Accrued interest payable	1,455,103	1,269,908

Total Current Liabilities	2,360,802	2,117,402

Long term liabilities:
7% Non-Convertible Notes Payable, net of discount of $1,603,195 and $1,872,520, respectively	2,596,805	2,127,480
Due to officer, net of current portion	409,891	283,882
Deferred employee benefits	5,400	5,439

Total Long Term Liabilities	3,012,096	2,416,801

Total Liabilities	5,372,898	4,534,203

Commitments and contingencies:

Stockholders' Deficit:
Preferred stock; par value $.001 per share; 1,000,000 shares authorized; none issued	-	-
Common Stock; par value $.001 per share; 100,000,000 shares authorized;
11,493,787 shares issued (including 50,000 shares committed to be issued) and outstanding at September 30, 2012 and December 31, 2011	11,494	11,494
Additional paid-in capital	21,418,323	21,272,470
Accumulated other comprehensive loss	(7,944)	(80,321)
Accumulated deficit	(25,549,914)	(24,344,012)

Total Stockholders' Deficit	(4,128,041)	(3,140,369)

Total Liabilities and Stockholders' Deficit	$1,244,857	$1,393,834

 BIOCORAL, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net sales	$149,071	$208,822	$37,574	$48,887
Cost of sales	223,688	151,600	22,935	20,129

Gross Profit (Loss)	(74,617)	57,222	14,639	28,758

Operating Expenses:
Consulting and professional fees	151,479	146,580	39,111	23,758
Depreciation and amortization	88,653	70,103	24,200	22,760
Administrative expenses	267,453	232,583	107,247	43,027

Total Operating Expenses	507,585	449,266	170,558	89,545

Loss From Operations	(582,202)	(392,044)	(155,919)	(60,786)

Other Income (Expense):
Interest, net (including accretion of debt discounts of $415,178, $0, $143,288, and $0, respectively)	(638,112)	(199,370)	(219,401)	(68,685)
Other	14,412	(73)	626	108

Total Other Income (Expense)	(623,700)	(199,443)	(218,775)	(68,577)

Loss before provision for income taxes	(1,205,902)	(591,487)	(374,694)	(129,363)

Provision for Income Taxes	-	-	-	-

Net Loss	(1,205,902)	(591,487)	(374,694)	(129,363)

Other Comprehensive Income (Loss):
Foreign currency translation adjustment	72,377	(6,928)	45,407	(14,186)

Comprehensive Loss	$(1,133,525)	$(598,415)	$(329,287)	$(143,549)

Basic and diluted net loss per common share:	$(0.10)	$(0.05)	$(0.03)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	11,493,787	11,443,787	11,493,787	11,443,787

 BIOCORAL, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED) AND FOR THE YEAR ENDED DECEMBER 31, 2011

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit

Balance, December 31, 2010	11,443,787	$11,444	$18,800,000	$(122,231)	$(23,423,909)	$(4,734,696)

Other comprehensive income - foreign currency translation adjustment	-	-	-	41,910	-	41,910

Fair value of warrants included in units of notes payable and warrants
exchanged for debt ($3,900,317) and accrued interest payable ($99,683) on December 31, 2011	-	-	1,872,520	-	-	1,872,520

Commitment, effective December 31, 2011, to issue 50,000 shares of common
stock to chief executive officer in satisfaction of amount due to officer	50,000	50	599,950	-	-	600,000

Net loss	-	-	-	-	(920,103)	(920,103)

Balance, December 31, 2011	11,493,787	11,494	21,272,470	(80,321)	(24,344,012)	(3,140,369)

Other comprehensive income - foreign currency translation adjustment	-	-	-	72,377	-	72,377

Fair value of warrants included in units of notes payable and warrants sold
($100,000) on February 17, 2012	-	-	45,853	-	-	45,853

Fair value of warrants included in units of notes payable and warrants sold
($114,581) on September 30, 2012, limited to notes payable amount ($100,000)
	-	-	100,000	-	-	100,000

Net loss	-	-	-	-	(1,205,902)	(1,205,902)

Balance, September 30, 2012	11,493,787	$11,494	$21,418,323	$(7,944)	$(25,549,914)	$(4,128,041)

 BIOCORAL, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,205,902)	$(591,487)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for slower moving inventories	57,754	-
Depreciation and amortization	88,653	70,103
Accretion of debt discount	415,178	-
Change in operating assets and liabilities:
Accounts receivable	8,605	28,268
Inventories	38,224	(72,524)
Prepaid expenses and other current assets	(5,646)	(1,736)
Other assets	259	(584)
Accounts payable	61	59,778
Current portion due to officer	-	(50,283)
Accrued interest payable	185,195	199,370
Due to officer, net of current portion	126,009	112,500
Deferred employee benefits	(39)	145

Net cash used in operating activities	(291,649)	(246,450)

Cash flows from investing activities:
Purchase of property and equipment	(1,569)	(1,615)
Patent costs incurred	(25,836)	(66,556)

Net cash provided by (used in) investing activities	(27,405)	(68,171)

Cash flows from financing activities:
Short-term bank borrowings	(4,172)	-
Proceeds from short-term notes payable	63,611	351,000
Proceeds from 7% non-convertible notes payable	200,000	-
Advance from officer	-	48,226
Repayment of advance from officer	(1,295)	(46,866)

Net cash provided by financing activities	258,144	352,360

Effects of changes in exchange rates on cash	72,377	(6,928)

Increase in cash	11,467	30,811

Cash, beginning of period	35,363	48,511

Cash, end of period	$46,830	$79,322

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

BIOCORAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

Note 2 – Liquidity

The Company had net losses of approximately $1,206,000 and $591,000 for the nine months ended September 30, 2012 and 2011, respectively. The Company had a working capital deficiency of approximately $1,902,000 and $1,571,000 at September 30, 2012 and December 31, 2011, respectively. The Company also had a stockholders' deficiency of approximately $4,128,000 and $3,140,000 at September 30, 2012 and December 31, 2011, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern as described in independent registered public accounting firm's report on the financial statements of our company for the year ended December 31, 2011 as filed on May 7, 2012. To address this issue, in December 2011, the Company refinanced its debt with existing creditors, and issued new 7% Non-Convertible debentures, maturing December 31, 2014 in the amount of $4,000,000, containing 400,000 detachable warrants (See Note 8).

On February 17, 2012, the Company sold an additional Unit of its new series of 7% Non-Convertible Notes payable consisting of one 7% Non-Convertible three-year promissory Note of the Company, due December 31, 2014 in the amount of $100,000, and 10,000 detachable warrants to "accredited investors".  On September 30, 2012, the Company sold an additional Unit of its new series of 7% Non-Convertible Notes payable.  These transactions increased the outstanding amount of long-term notes payable to $4,200,000 and the number of warrants to 420,000 respectively.  The Company will seek additional financing of approximately $2,000,000 and will seek additional working capital and pursue strategic alliances with well capitalized entities to improve our financial condition.

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

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Biocoral, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

(C) Interim Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, read the audited consolidated financial statements and the related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 filed on May 7, 2012. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the operating results that may be expected for the full year.

(D) Cash and Cash Equivalents

The Company considers cash on hand, cash in banks, certificates of deposit, time deposits and other short term securities with maturities of three months or less when purchased as cash and cash equivalents. There were no cash equivalents held by the Company at September 30, 2012 and December 31, 2011.

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

(J) Investment in Limited Partnership

The Company owns an approximate 9.3% interest in Bensenville Associates Ltd., a limited partnership, which is accounted for under the equity method of accounting. Under this method, the initial investment is recorded at cost. Subsequently, the investment is increased or decreased for the Company's pro-rata share of the partnership's income and losses. The Company's share of the loss in the partnership for the year ended December 31, 2011 was $8,295 and the book value of the investment at September 30, 2012 and December 31, 2011 was $0. The Company is not responsible for losses in excess of its investment. Therefore, none of the losses for the periods ended September 30, 2012 and December 31, 2011 are included in the condensed consolidated financial statements.

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

(O) Shipping and Handling Costs

Shipping and handling costs are included in cost of sales in accordance with guidance established by the Emerging Issues Task Force Issue No. 00-10, "Accounting for Shipping and Handling Costs". During the periods ended September 30, 2012 and September 30, 2011, there were no material shipping and handling costs.

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

(R) Net Loss Per Share Data

The Company presents basic and diluted net loss per share pursuant to the provisions of ASC Topic 260, “Earnings per Share". Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. Diluted net loss per share is computed by dividing the net earnings for the period by the weighted average number of common shares and common share equivalents outstanding during the period (if dilutive). Common share equivalents include stock options, warrants and other convertible securities (if dilutive). For the nine months ended September 30, 2012, the total of 420,000 warrants (see Note 8) were excluded from the computation of diluted net loss per common share since their inclusion would have been antidilutive.

(S) Foreign Currency Translation and Transactions

The functional currency of Biocoral France SAS, the Company's principal operating subsidiary, is the Euro. The reporting currency of the Company is the United States dollar. Biocoral France assets and liabilities are translated into United States dollars at period end exchange rates ($1.2855 and $1.2949 at September 30, 2012 and December 31, 2011, respectively). Biocoral France revenues and expenses are translated into United States dollars at weighted average exchange rates ($1.2872 and $1.4157 for the nine months ended September 30, 2012 and 2011, respectively). Resulting translation adjustments are recorded as accumulated other comprehensive income (loss), which is a separate component of stockholders' deficiency.

The change in cumulative translation adjustments during the nine months ended September 30, 2012 and the year December 31, 2011 was as follows:

	September 30,	December 31,
	2012	2011
	(Unaudited)

Beginning accumulated translation adjustments	$(80,321)	$(122,231)
Translation adjustments for the period	72,377	41,910
Ending accumulated translation adjustments	$(7,944)	$(80,321)

 (T) Comprehensive Loss

The foreign currency translation adjustments resulting from the translation of the financial statements of Biocoral France expressed in Euros to United States dollars are reported as other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss.

(U) Fair Value of Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures”, requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and accrued interest payable, approximate fair value at September 30, 2012 and December 31, 2011, due to the relatively short maturity of the instruments. Short-term notes and long-term notes payable approximates fair value based upon debt terms available for similar entities under similar terms.

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

Note 4 – Inventories

Inventories consist of:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Raw materials	$68,881	$69,581
Work in process	135,447	173,908
Finished goods	315,478	314,541
Total	519,806	558,030
Less reserve for slower moving inventories	(179,813)	(122,059)
Net	$339,993	$435,971

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

Note 5 - Property and Equipment

Property and equipment consists of:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Land	$12,160	$12,160
Buildings and improvements	110,357	108,982
Equipment and furnishings	229,311	233,241
Total	351,828	354,383
Less: Accumulated depreciation and amortization	(341,033)	(341,236)
Net	$10,795	$13,147

Depreciation and amortization of property and equipment expense was $1,481 and $967 for the nine months ended September 30, 2012 and 2011, respectively.

Note 6 – Patent Costs, Net

Patent costs, net, consist of:

	September 30,	December 31,
	2012	2011
	(Unaudited)
Patent costs	$1,313,451	$1,295,626
Less: Accumulated amortization	(546,429)	(469,708)
Patent costs, net	$767,022	$825,918

Patent and intangible costs consist of professional and applicant fees incurred to various intellectual property firms related to successful world-wide patent applications.  The patent costs are amortized using the straight-line method over the shorter of the life of the patent or the estimated useful life of the technology, which ranges from 10 to 20 years.

Amortization of patent costs expense was $87,172 and $65,352 for the nine months ended September 30, 2012 and 2011, respectively.

Amortization of the patent costs for the next five years and thereafter is expected as follows:

Year Ending September 30,
2013	$74,100
2014	74,100
2015	74,100
2016	74,100
2017	74,100
Thereafter	396,522
Total	$767,022

Note 7 – Short-Term Notes Payable

Short term borrowings consist of the following at:
	September 30,	December 31,
	2012	2011
	(Unaudited)

Due to stockholder, interest at 7%, unsecured, due on demand	$132,500	$132,500

Due to stockholder, interest at 7%, unsecured, due on demand	63,611	-
Total	$196,111	$132,500

On December 31, 2011, the loan balance of $900,317 due to a note holder along with accrued interest of $99,683 was converted to the Company’s new 7% non-convertible note payable due December 31, 2014 (See Note 8).

Note 8 – Long-Term Notes Payable

The long-term notes payable ($4,200,000 and $4,000,000 at September 30, 2012 and December 31, 2011, respectively) are due to “accredited investors”, bear interest at 7% per annum, are unsecured, and are due on December 31, 2014.

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

On February 17, 2012, the Company sold an additional Unit of its new series of 7% Non-Convertible Notes payable consisting of one 7% Non-Convertible three-year promissory Note of the Company, due December 31, 2014 in the amount of $100,000, and 10,000 detachable warrants to "accredited investors".  On September 30, 2012, the Company sold an additional Unit of its new series of 7% Non-Convertible Notes payable.  These transactions increased the outstanding amount of long-term notes payable to $4,200,000 and the number of warrants to 420,000.

The warrants were valued using the Black-Scholes model with the following assumptions:

	September 30, 2012	February 17, 2012	December 31, 2011
	(Unaudited)	(Unaudited)
Risk free interest rate	0.23%	0.36%	0.36%
Contractual life (days)	822	1047	1095
Exercise price	$12	$12	$12
Volatility factor	266.82%	58.37%	58.37%
Number of warrants	10,000	10,000	400,000
Resulting fair value	$114,581	$45,853	$1,872,520

The resulting fair values (limited to the $100,000 note amount for the September 30, 2012 sale) were added to additional paid in capital and reflected as a debt discount of the notes payable.  The debt discounts are being accreted as interest expense over the terms of the notes payable.

The aggregate maturities of long-term debt are as follows:

	September 30,	December 31,
	2012	2011
	(Unaudited)
2012	$-	$-
2013	-	-
2014	4,200,000	4,000,000
2015	-	-
2016	-	-
Total	4,200,000	4,000,000
Unamortized discounts	(1,603,195)	(1,872,520)
Net	$2,596,805	$2,127,480

Note 9 – Due to Officer

Due to officer represents amounts due the Company’s chief executive officer and consists of the following;

	September 30, 2012	December 31, 2011
	(Unaudited)
Unpaid consulting fees pursuant to the Consulting Agreement	$712,500	$600,000
Unreimbursed travel and other expenses	357,391	343,882
Advance to subsidiary (Note 12)	-	1,295
Total	1,069,891	945,177
Debt converted to common stock, effective December 31, 2011	(600,000)	(600,000)
Balance	469,891	345,177
Current portion	(60,000)	(61,295)
Non-current portion	$409,891	$283,882

The Company has a consulting agreement with its Chief Executive Officer (CEO) which provides for annual compensation of $150,000 per annum and reimbursement of certain expenses. In addition, the agreement provides the CEO two years' compensation if control of the Company changes. The agreement has been renewed for two or three year additions since 1997, and has been extended to August 31, 2014.

On March 31, 2008, the chief executive officer exercised 90,000 stock options (of the 100,000 granted to him on December 21, 2004) at a price of $10.00 per share, or $900,000 in total, in exchange for a $900,000 reduction of unpaid consulting fees due to officer. The chief executive officer has advised the Company that he will not seek cash payment of the unpaid consulting fees and most of the unreimbursed travel and other expenses until after September 30, 2013.

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

Income taxes differ from the statutory rate due to the following for the nine months ended September 30, 2012 and 2011:

	2012	2011
	(Unaudited)

Income tax benefit at 35%	$(422,066)	$(161,744)
Non-deductible accretion of debt discount	145,312	-
Change in valuation allowance	276,754	161,744
Provision for income taxes	$-	$-

Note 11 – Segment and Geographic Information

Information about the Company's assets and its operations in different geographic locations is shown below pursuant to the provisions of ASC 280, “Segment Reporting”.

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Net Sales:
France	$91,700	$88,500
Other European countries	56,500	60,500
Other	900	10,900
Total net sales	$149,100	$159,900

Total Assets:	September 30, 2012	December 31, 2011
	(Unaudited)

North America	$770,510	$863,510
France	474,347	530,324
Total	$1,244,857	$1,393,834

For the nine months ended September 30, 2012 and 2011, one customer accounted for approximately 35% and 35% of net sales, respectively.

Note 12 – Related Party Transactions

During March 2010, the Company’s chief executive officer advanced a total of €35,000 or approximately $47,642 to a Company subsidiary. The outstanding balances at September 30, 2012 and December 31, 2011 are $0 and $1,295, respectively, and are included in current portion due to officer in the accompanying condensed consolidated balance sheets.

Effective December 31, 2011, the Company committed to issue 50,000 shares of Company common stock to the chief executive officer in satisfaction of $600,000 of the amount due to officer.  The closing trading price of the common stock on December 31, 2011 was $12.00 per share.

Note 13 – Commitments and Contingencies

Leases

In July 2009, the Company entered into a rental agreement for its new office, which is located in La Garenne-Colombes (near Paris, France). The operating lease expiring on June 30, 2012 was extended with the same terms and conditions for one additional period of three years. The operating lease was extended to June 30, 2015 with an automatic extension with the same terms and conditions for an additional period of three years. Under the initial lease, the annual rent was $25,783 (€20,500 Euros) excluding VAT. On April 1, 2010 this lease was amended for an annual rent of $22,930 (€18,232 Euros) excluding VAT. Rent expense associated with this lease for the nine months ended September 30, 2012 and 2011 was approximately $21,100 and $31,700, respectively. This agreement is transferable and can be cancelled with six months notice before each of the renewal dates.

At September 30, 2012, total minimum rentals under this operating lease with an initial or remaining term of one year or more is as follows:

Year Ending September 30,
2013	$23,437
2014	23,437
2015	17,578
Total	$64,452
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

Results of Operations for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011.

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

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $149,000 for the nine months ended September 30, 2012, a decrease of approximately $59,800, or 29% from approximately $208,800 for the nine months ended September 30, 2011. This decrease is primarily attributable to lower unit sales of our bone substitute products in 2012 due to weak economic conditions in Europe.  Sales prices remained substantially the same in 2012 compared to 2011.  A lower Euro exchange rate in 2012 accounted for approximately $14,900 (or approximately 25%) of the $59,800 decrease.

Cost of sales were approximately $223,700 for the nine months ended September 30, 2012, an increase of approximately $72,100, or 48%, from approximately $151,600 for the nine months ended September 30, 2011. The gross profit (loss) for the nine months ended September 30, 2012, and 2011 was approximately ($74,600)  and $57,200 or 27%, respectively. The decrease in our gross margin during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011 was primarily due to lower absorption of manufacturing overhead in 2012.  In addition, the company added a provision for slower moving inventories for the nine months ended September 30, 2012 in the amount of approximately $57,800, in which reflects the diminished value of its inventory due to lower sales during certain periods.  The Company continues regular production of its products despite the slow movement of inventory during these periods and adds this provision accordingly to reflect the diminished value. The diminution in value is actually a reflection of the age of the inventory and the cost of sterilization requirements.

Consulting and professional fees were approximately $151,500 for the Nine months ended September 30, 2012, an increase of approximately $4,900, or 3% from approximately $146,600 for the Nine months ended September 30, 2011. For the nine months ended September 30, 2012 and 2011, consulting and professional fees included accrued consulting fees to the Company’s CEO pursuant to the Consulting Agreement of $112,500 and $112,500, respectively.

Administrative expenses were approximately $267,500 for the Nine months ended September 30, 2012, an increase of approximately $34,900 or 15%, from approximately $232,600 for the Nine months ended September 30, 2011.

Administrative expenses consisted of:

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Salaries and benefits	$84,604	$108,243
Travel and communications	60,805	51,215
Purchased services	49,736	28,599
Patents, licenses and copyrights	27,091	27,963
Other	45,217	16,563
Total	$267,453	$232,583

Salaries and benefits decreased $23,639 from $108,243 during the period nine months ended September 30, 2011 to $84,604 during the period nine months ended September 30, 2012 as a result of  work force reductions in 2012 in particular during 3rd quarter ended September 30, 2012. Purchased services increased $21,137 from $28,599 during the period nine months ended September 30, 2011 to $49,736 during the period nine months ended September 30, 2012 as a result of the engagement of certain consultants in 2012 in order to assist the Company to comply with new regulations relating to medical device products.

Total other income (expense) was an expense of approximately $(623,700) for the Nine months ended September 30, 2012, an increase of approximately $424,300, or 213% from an expense of approximately $(199,400) for the Nine months ended September 30, 2011. This increase resulted from the $415,178 accretion of debt discounts in 2012 (none in 2011) relating to warrants included in the sales of 7% Non-Convertible Promissory Notes on December 31, 2011, February 17, 2012 and September 30, 2012.

As a result of the above, our net loss for the Nine months ended September 30, 2012 total approximately $1,205,900 or $.10 per share compared to a net loss of approximately $591,500 or $.05 per share for the Nine months ended September 30, 2011. These losses per share were based on weighted average common shares outstanding of 11,493,787 and 11,443,787 for the Nine months ended September 30, 2012 and 2011, respectively.

Results of Operations for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011.

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

Net sales, which are solely attributable to our wholly-owned French subsidiary, totalled approximately $37,600 for the three months ended September 30, 2012, a decrease of approximately $11,300, or 23% from approximately $48,900 for the three months ended September 30, 2011. This decrease is primarily attributable to lower unit sales of our bone substitute product’s in 2012 due to weak economic conditions in Europe.  Sales prices remained substantially the same in 2012 compared to 2011.  A lower Euro exchange rate in 2012 accounted for approximately $4,800 (or approximately 42%) of the $11,300 decrease.

Cost of sales were approximately $22,900 for the three months ended September 30, 2012, an increase of approximately $2,800, or 14%, from approximately $20,100 for the three months ended September 30, 2011. The decrease in our gross margin during the three months ended September 30, 2012, compared to the three months ended September 30, 2011 was primarily due to a $32,128 provision for slower moving inventories in the three months ended September 30, 2012 to reflect the diminished value of its inventory due to lower sales, offset partially by higher absorption of manufacturing overhead in 2012.

Consulting and professional fees were approximately $39,100 for the three months ended September 30, 2012, an increase of approximately $15,300, or 64% from approximately $23,800 for the thre months ended September 30, 2010. For the three months ended September 30, 2012 and 2011, consulting and professional fees included accrued consulting fees to the Company’s CEO pursuant to the Consulting Agreement of $37,500 and $37,500, respectively.

Administrative expenses were approximately $107,200 for the three months ended September 30, 2012, an increase of approximately $64,200 or 149%, from approximately $43,000 for the three months ended September 30, 2011.

Administrative expenses consisted of:

	Three Months Ended September 30,
	2012	2011
	(Unaudited)
Salaries and benefits	$18,671	$30,239
Travel and communications	27,960	16,608
Purchased services	33,481	10,799
Patents, licenses and copyrights	10,409	9,054
Other	16,726	(23,673)
Total	$107,247	$43,027

Salaries and benefits decreased $11,568 from $30,239 during the period three months ended September 30, 2011 to $18,671 during the period three months ended September 30, 2012 as a result of work force reductions in 2012 in particular during 3rd quarter ended September 30, 2012. Purchased services increased $22,682 from $10,799 during the period three months ended September 30, 2011 to $33,481 during the period three months ended September 30, 2012 as a result of the engagement of certain consultants in 2012 in order to assist the Company to comply with new regulations relating to medical device products.

Total other income (expense) was an expense of approximately $(218,800) for the three months ended September 30, 2012, an increase of approximately $150,200, or 219% from an expense of approximately $(68,600) for the three months ended September 30, 2011. This increase resulted from the $143,288 accretion of debt discounts in 2012 (none in 2011) relating to warrants included in the sales of units of 7% Non-Convertible Promissory Notes on December 31, 2011, February 17, 2012 and September 30, 2012.

As a result of the above, our net loss for the three months ended September 30, 2012 totalled approximately $374,700or $.03 per share compared to a net loss of approximately $129,400 or $.01 per share for the three months ended September 30, 2011.  These losses per share were based on weighted average common shares outstanding of 11,493,787 for the three months ended September 30, 2012 and 11,443,787 for the three months ended September 30, 2011.

Financial Condition, Liquidity and Capital Resources

As shown in the accompanying condensed consolidated financial statements, we had net losses of approximately $1,206,000 and $591,500 for the Nine months ended September 30, 2012 and 2011, respectively. Management believes that it is likely that we will continue to incur net losses through the end of 2012.  We had a working capital deficiency of approximately $1,902,000 and $1,571,000 at September 30, 2012 and December 31, 2011 respectively. We also had a stockholders' deficiency of approximately $4,128,000 and $3,140,000 at September 30, 2012 and December 31, 2011, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern as described in independent registered public accounting firm's report on the financial statements of our company for the year ended December 31, 2011 as filed on May 7, 2012. The Company will need additional working capital and plans to pursue strategic alliances with well capitalized entities to improve its financial condition. Also the Company will seek additional financing from prospective investors as it has successfully done in years 2011, 2010, 2009, and prior years. However, there is no assurance that it will be successful in accomplishing these objectives. During the nine months ended September 30, 2012, the Company sold an additional two units of its new series of 7% Non-Convertible Notes payable consisting of two 7% Non-Convertible three-year promissory Notes of the Company, due December 31, 2014, in the amount of 100,000 each, and 10,000 detachable warrants to “accredited investors”, increasing the amount of long term notes payable to $4,200,000, and the number of warrants to 420,000, respectively.  The Company will seek additional financing of approximately $2,000,000 and will seek additional working capital and pursue strategic alliances with well capitalized entities to improve its financial condition. Additionally, the Company received approximately $63,600 in the nine months ended September 30, 2012, as a short term loan (See Note 7 to the Condensed Consolidated Financial Statements).

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

The Company’s foreign currency risk exposure results from fluctuating currency exchange rates, primarily the U.S. dollar against theEuro. The Company faces transactional currency exposures that arise when its foreign subsidiaries (or the Company itself) enter into transactions, denominated in currencies other than their local currency. The Company also faces currency exposure that arises from translating the results of its global operations to the U.S. dollar at exchange rates that have fluctuated from the beginning of the period. The Company has not used financial derivatives to hedge against fluctuations in currency exchange rates. Based on the Company’s overall exposure for foreign currency at September  30, 2012, a hypothetical 10 percent change in foreign currency rates would not have a material impact on the Company’s balance sheet, net sales, net income or cash flows over a one-year period.

We conduct much of our business operations (and incur substantially all of our operating costs other than professional and consulting fees) through our French subsidiaryin Euros and, as such, are exposed to risk resulting from the fluctuation of exchange rates between the Euro and the US Dollar.  We do not engage in any hedging or other transactions for the purpose of minimizing this risk. (See “Item 2 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the effect of Euro/Dollar fluctuations on our results of operations.)

Marketable Securities

We do not have any investments in marketable securities that would be classified as trading securities under generally accepted accounting principles.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September; 30, 2012, the Company sold an additional two units of its new series of 7% Non-Convertible Notes payable consisting of two 7% Non-Convertible three-year promissory Note of the Company, due December 31, 2014, in the amount of $100,000 each, and 10,000 detachable warrants to “accredited investors”, increasing the amount of long term notes payable to $4,200,000, and the number of warrants to 420,000, respectively.  The Company will seek additional financing of approximately $2,000,000 and will seek additional working capital and pursue strategic alliances with well capitalizated entities to improve its financial condition. Additionally, the Company received approximately $63,600 in the nine months ended September 30,2012, as a short term loan (See Note 7 to the Condensed Consolidated Financial Statements).

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

(b) Reports on Form 8-K:

During the third quarter of 2012, we filed no current reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BIOCORAL, INC.

Date: November 20, 2012	By:	/s/ Nasser Nassiri
Nasser Nassiri, Chairman, CEO
and Principal Accounting Officer